Form 10-Q
period 1998-08-01
RESTORATION HARDWARE INC
filed 1998-09-15
CIK 863821

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                   FORM 10-Q

        (MARK ONE)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 1, 1998

        [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____________ to _______________.

                       Commission file number 333-51027



                          RESTORATION HARDWARE, INC.

--------------------------------------------------------------------------------

            (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                68-0140361
--------------------------------------------------------------------------------
    (State or Other Jurisdiction of              (I.R.S. Employer ID No.)
     Incorporation or Organization)

15 Koch Road, Suite J, Corte Madera, CA                    94925
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)


Registrant's Telephone Number, Including Area Code (415) 924-1005




--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

        Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file for such reports), and (2) has been subject to
such filing requirement for the past 90 days    [X] Yes         [_] No

        As of August 1, 1998, 16,201,809 shares of the Registrant's Common Stock were outstanding.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED AUGUST 1, 1998

                                     INDEX


                                                                 PAGE
PART I.  FINANCIAL INFORMATION


ITEM 1.  Condensed Consolidated Financial Statements

              Balance Sheets (unaudited) as of August 1, 1998,
              January 31, 1998 and August 2, 1997.                 3

              Statements of Operations (unaudited) for the
              three and six months ended August 1, 1998 and
              August 2, 1997                                       5

              Statements of Cash Flows (unaudited) for the
              six months ended August 1, 1998 and
              August 2, 1997                                       6

              Notes to Condensed Financial Statements              7

ITEM 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  8

PART II.      OTHER INFORMATION

ITEM 1.       Legal Proceedings                                   12

ITEM 2.       Changes in Securities and Use of Proceeds           12

ITEM 5.       Other Information                                   13

ITEM 6.       Exhibits and Reports on Form 8-K                    13

SIGNATURE PAGE

                       PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION


                         RESTORATION HARDWARE, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)
                                 (Unaudited)

                                                                                  August 1,      January 31,      August 2,
                                                                                    1998            1998            1997
                                                                                 -----------     -----------     -----------
ASSETS
Current assets:
             Cash and cash equivalents                                           $     4,340     $       912     $       585
             Accounts receivable                                                       9,149           3,820           3,669
             Merchandise inventories                                                  50,829          40,363          18,206
             Prepaid expense and other                                                 3,815           1,709           1,086
                                                                                 -----------     -----------      ----------
                          Total current assets                                        68,133          46,804          23,546

             Property and equipment, net                                              56,468          39,009          27,899
             Long-term deferred tax asset                                              1,070           1,070             435
             Goodwill                                                                  4,303               -               0
             Other assets                                                                508             350             165
                                                                                  ----------      ----------      ----------
                          Total assets                                            $  130,482      $   87,233      $   52,045
                                                                                  ==========      ==========      ==========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
             Accounts payable and accrued expenses                                $   26,174       $  22,359       $  12,090
             Revolving line of credit and short-term debt                                250          10,520             321
             Current portion of deferred lease incentives                              1,764           1,392              78
             Other current liabilities                                                 1,829           4,345             590
                                                                                  ----------      ----------      ----------
                          Total current liabilities                                   30,017          38,616          13,079

             Long-term debt                                                              619             158             993
             Long-term portion of deferred lease incentives                           19,629          15,264           8,542
             Deferred rent                                                             2,760           1,910           1,171
                                                                                  ----------      ----------      ----------
                          Total liabilities                                           53,025          55,948          23,785

Redeemable preferred stock
             Series A, convertible, no par value, 2,634,415
                          authorized, 0, 2,492,686 and 2,492,686 issued and
                          outstanding respectively, liquidation preference
                          of $0, $1,656 and $1,656, respectively                           -           2,343           2,119
             Series B, convertible, no par value, 2,596,825
                          authorized, 0, 2,218,370 and 2,218,370 issued and
                          outstanding, respectively, liquidation preference
                          of $0, $5,277 and $5,277, respectively                           -           5,172           5,172
             Series C, convertible, no par value, 1,701,658
                          authorized, 0, 1,656,431 and 1,656,431 issued and
                          outstanding, respectively, liquidation preference
                          of $0, $5,840 and $5,840, respectively                           -           5,792           5,792
             Series D, convertible, no par value, 2,783,795
                          authorized, 0, 2,783,795 and 2,783,795 issued and
                          outstanding, respectively, liquidation preference
                          of $0, $30,902 and $29,892, respectively                         -          29,726          28,606
                                                                                  ----------      ----------      ----------
             Total redeemable preferred stock                                              -          43,033          41,689

Stockholders' equity
             Common stock, $.0001 par value; 40,000,000, 24,500,000 and
                          24,500,000 shares authorized, respectively;
                          16,201,805, 4,171,223 and 4,171,223
                          issued and outstanding; respectively                            2                -
             Preferred stock, $.0001 par value; 5,000,000
                          shares authorized; none issued and outstanding                  -                -               -
             Additional paid-in capital                                              92,061              541             541
             Deficit                                                                (14,606)         (12,289)        (13,970)
                                                                                 ----------       ----------      ----------
             Total stockholders' equity                                              77,457          (11,748)        (13,429)
                                                                                 ----------       ----------      ----------
             Total liabilities, redeemable preferred stock and                   $  130,482       $   87,233      $   52,045
              stockholders' equity                                               ==========       ==========      ==========

See Notes to Condensed Consolidated Financial Statements.

                          RESTORATION HARDWARE, INC.

                CONDENSED STATEMENT OF CONSOLIDATED OPERATIONS
                (in thousands except per share and store data)
                                  (Unaudited)

                                                                 Three Months Ended                        Six Months Ended
                                                         ----------------------------------        -------------------------------
                                                         August 1, 1998      August 2, 1997        August 1, 1998   August 2, 1997
                                                         --------------      --------------        --------------   --------------
Net Sales                                                     $  39,675           $  15,461             $  72,321        $  27,369
Cost of sales and occupancy                                      27,880              10,837                51,958           19,588
                                                              ---------           ---------             ---------        ---------

          Gross profit                                           11,795               4,624                20,363            7,781

Selling, general and administrative                              11,759               5,203                20,868            8,935
Preopening store expenses                                           558                 644                   855              898
                                                              ---------           ---------             ---------        ---------

Income from operations                                             (522)             (1,223)               (1,360)          (2,052)
Interest income (expense)                                          (419)                 45                  (845)             (34)
                                                              ---------           ---------             ---------        ---------

Income before income taxes                                         (941)             (1,178)               (2,205)          (2,086)
Provision for income taxes                                         (386)               (571)                 (904)            (939)
                                                              ---------           ---------             ---------        ---------

          Net loss                                            $    (555)          $    (607)            $  (1,301)       $  (1,147)
                                                              =========           =========             =========        =========

Loss per share:
          Basic                                               $    (0.06)         $    (0.15)               (0.19)           (0.34)
          Diluted                                             $    (0.06)         $    (0.15)               (0.19)           (0.34)

Weighted average shares
          Basic                                                    9,850               3,962                7,010            3,353
          Diluted                                                  9,850               3,962                7,010            3,353


See Notes to Condensed Consolidated Financial Statements.

                         Restoration Hardware, Inc.

               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                               (in thousands)
                                 (Unaudited)

                                                                     Six months ended
                                                           ------------------------------------
                                                           August 1, 1998        August 2, 1997
                                                           --------------        --------------
Cash flows from operating activities:
   Net loss                                                $       (1,301)       $       (1,147)
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                 2,433                 1,102
      Deferred income taxes                                           -                     -
      Changes in assets and liabilities:
        Accounts receivable                                        (2,574)               (1,652)
        Merchandise inventories                                    (8,260)               (4,114)
        Prepaid expenses and other assets                          (2,082)                 (732)
        Accounts payable and accrued expenses                         638                 4,881
        Taxes payable                                              (2,519)               (1,730)
        Deferred rent                                                 850                   536
        Deferred lease incentives and other
           long-term liabilities                                    4,766                 3,504
                                                           --------------        --------------
        Net cash provided by (used in)
           operating activities                                    (8,049)                  648

Cash flows from investing activities:
   Capital expenditures                                           (18,458)              (14,160)
   Purchase of The Michaels Furniture Company                      (5,737)                  -
   Cash collected on shareholder advance                              508                   -
                                                           --------------        --------------
        Net cash used in
           investing activities                                   (23,687)              (14,160)

Cash flows from financing activities:
   Borrowings (repayments) under revolving
      line of credit                                              (11,884)                 (495)
   Principal payments - capital lease obligations                    (110)                  (87)
   Borrowings (repayments) under term loan                           (319)                  316
   Loan to stockholder                                                -                     -
   Issuance of redeemable preferred stock                             -                  26,922
   Issuance of common stock                                        47,477                  (138)
   Preferred and common stock repurchases                             -                 (12,746)
                                                           --------------        --------------
        Net cash provided by financing
           activities                                              35,164                13,772

Net increase in cash and cash equivalents                           3,428                   260

Cash and cash equivalents:
   Beginning of period                                                912                   325
                                                           --------------        --------------
End of period                                              $        4,340        $          585
                                                           ==============        ==============
Supplemental schedule of non cash investing and
   financing activities:
   Equipment acquired through noncash capital lease
      transactions                                                    -                     681


See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          THREE AND SIX MONTHS ENDED AUGUST 1, 1998 AND AUGUST 2, 1997
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at August 1, 1998 and August 2, 1997; the interim results of operations for the three and six months ended August 1, 1998 and August 2, 1997; and cash flows for the six months then ended. The condensed consolidated balance sheet at January 31, 1998, presented herein, has been derived from the audited consolidated balance sheet for the year then ended.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the year ended January 31, 1998. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the year ended January 31, 1998.

The results of operations for the three and six month periods herein presented are not necessarily indicative of the results to be expected for the full year.

Impact of New Accounting Standard: Effective February 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income does not differ from net income for the Company for the three and six month periods ended August 1, 1998 and August 2, 1997.

In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities, which requires costs of start-up activities and organization costs to be expensed as incurred. The SOP requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The SOP will be effective for fiscal years beginning after December 15, 1998. The Company's adoption of the new accounting standard will involve the recognition of the cumulative effect of the change in accounting principle required by SOP as a one-time charge against earnings, net of any related income tax effect, retroactive to the beginning of the fiscal year of adoption. The Company believes that adoption of this standard will not have a material impact on the Company's earnings or financial position.

2.  REVOLVING LINE OF CREDIT

On August 12, 1998, the Company amended its revolving line of credit agreement. The amended agreement allows for cash borrowings and letters of credit up to $70.0 million, an increase of $12.0 million from the agreement dated April 30, 1998. The agreement has also been extended to June 30, 2000, from the previous maturity date of December 22, 1999. Interest is paid monthly at the bank's reference rate (8.50% at August 12, 1998) or LIBOR plus 1.25%, depending on the nature of the borrowings and the Company's debt to tangible net worth position. The amended agreement has eliminated certain restrictive covenants, leaving the Company subject to debt to tangible net worth and minimum net income requirements. At August 1, 1998, the Company was in compliance with all applicable covenants and had no outstanding borrowings under the revolving line of credit and $750,000 outstanding under letters of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Restoration Hardware, Inc. operated 51 stores in 23 states and the District of Columbia as of August 1, 1998, compared to 30 stores in 16 states as of August 2, 1997.

RESULTS OF OPERATIONS

THE THREE MONTHS (SECOND QUARTER) AND SIX MONTHS (YEAR-TO-DATE,FIRST HALF) ENDED AUGUST 1, 1998 AS COMPARED TO THE THREE MONTHS (SECOND QUARTER) AND SIX MONTHS (YEAR-TO-DATE, FIRST HALF) ENDED AUGUST 2, 1997

NET SALES. Net sales increased $24.2 million, or 156.1%, to $39.7 million in the second quarter of 1998 from $15.5 million in the second quarter of 1997.
For the first half of 1998, net sales were $72.3 million compared to $27.4 million for the same period in 1997, an increase of $44.9 million, or 163.9%. This increase in net sales was attributable to new stores, an increase in comparable store sales and sales from the Company's wholly owned subsidiary, acquired during the first quarter of 1998. At August 1, 1998, the Company operated 51 stores as compared to 30 stores at August 2, 1997. These additional 21 stores contributed $19.6 million of the sales increase for the second quarter of 1998 and $36.1 million of the sales increase for the first half of 1998. Comparable store sales increased 16.4% in the second quarter of 1998 and 17.2% for the first half of 1998 primarily as a result of increases in number of sales transactions in the stores compared to the prior year.

GROSS PROFIT. Gross profit increased $7.2 million, or 156.5%, to $11.8 million in the second quarter of 1998 from $4.6 million in the second quarter of the prior year. Year-to-date gross profit was $20.4 million compared to $7.8 million in the prior year, an increase of $12.6 million, or 161.5%. As a percentage of net sales, second quarter gross profit was 29.7% in 1998 compared to 29.9% in 1997. Year-to-date gross profit as a percentage of net sales was 28.2% compared to 28.4% in the prior year. The decline in gross profit for the second quarter, as a percentage of net sales, resulted from higher occupancy costs in new stores and higher costs related to the procurement and distribution of inventories over the prior year. Additionally, gross profit at the recently acquired subsidiary is less than the Company's historical average and the net result is a slightly lower combined gross profit percentage.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expense increased $6.6 million, or 126.9%, to $11.8 million in the second quarter of 1998 from $5.2 million in the second quarter of the prior year. Year-to-date SG&A expense was $20.9 million compared to $8.9 million in the prior year, an increase of $12.0 million, or 134.8%. As a percentage of net sales, SG&A expenses declined to 29.6% in the second quarter of 1998 compared to 33.6% in the second quarter of the prior year. Year-to-date SG&A expense, as a percentage of sales, was 28.9% compared to 32.6% in the prior year. While store selling expenses and the cost of the corporate office continue to increase in dollars due to store expansion and the hiring of support staff, the Company has been able to leverage the expense as a percentage of sales due to increasing sales volumes.

PREOPENING STORE EXPENSE. Preopening store expense, which includes payroll and benefit expense, facility supplies, occupancy and travel expenses incurred prior to the store opening date, was $558,000 for the second quarter of 1998 compared to $644,000 in the prior year. As a percentage of net sales, preopening store expense was 1.4% for the second quarter of 1998 compared to 4.2% in the prior year. Year-to-date preopening store expense was $855,000 in 1998 compared to $898,000 in the prior year. Year-to-date, as a percentage of net sales, preopening store expense was 1.2% for 1998 compared to 3.3% in the prior year. The expense was lower in the second quarter of 1998 than in the second quarter of the prior year as seven new stores were opened in the current year compared to ten new stores opened in the prior year.

NET INTEREST EXPENSE. Net interest expense, which includes capital lease interest and interest expense net of interest income, was $419,000 for the second quarter of 1998 compared to interest income of $45,000 in the second quarter of the prior year. Year-to-date net interest expense was $845,000 in 1998 compare to $34,000 in the prior year. The increase in expense was attributable to higher borrowings under the Company's revolving line of credit over prior year primarily due to higher inventory balances in the first half of 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary uses for cash, other than to fund operating expenses, are to support inventory requirements and for store expansion. Historically, the Company has financed its operations primarily with internally generated funds, borrowings under the Company's credit facility and privately invested funds, and most recently through an initial public offering completed on June 19, 1998.
The Company believes that its cash and cash equivalents, available borrowings under its revolving line of credit and internally generated funds will be sufficient to finance its working capital and capital expenditure requirements for the next 12 months.

On August 12, 1998, the Company amended its revolving line of credit agreement. The amended agreement allows for cash borrowing and letters of credit up to $70.0 million, an increase of $12.0 million from the agreement dated April 30, 1998. The agreement has also been extended to June 30, 2000, from the previous maturity date of December 22, 1999. Interest is paid monthly at the bank's reference rate (8.50% at August 12, 1998) or LIBOR plus 1.25%, depending on the nature of the borrowings and the company's debt to tangible net worth position. The amended agreement has eliminated certain restrictive covenants, leaving the Company subject to debt to tangible net worth and minimum net income requirements. At August 1, 1998, the Company was in compliance with all applicable covenants and had no outstanding borrowings under the revolving line of credit and $750,000 outstanding under letters of credit.

Net cash used in operating activities in the first half of 1998 was $8.0 million, an increase of $8.7 million over cash provided of $648,000 in the prior year. This increase resulted primarily from higher inventory purchases, higher accounts receivable, prepaid and other asset balances offset by a lower change in accounts payable and accrued liability balances.

Net cash used in investing activities was $23.7 million in the first half of 1998, an increase of $9.5 million over cash used in investing activities of $14.2 million in the prior year. Historically, cash used in investing activities has been primarily related to capital expenditures for new store expansion. Such expenditures totaled $18.5 million in the first half of 1998 compared to $14.2 million in the prior year. Additionally, in the first half of 1998 the Company used $5.7 million to purchase The Michaels Furniture Company.

Net cash provided by financing activities was $35.2 million in the first half of 1998, an increase of $21.4 million over cash provided by financing activities of $13.8 million in the prior year. The Company paid down $11.9 million on its revolving line of credit during the first half of 1998 compared to payments of $495,000 in the prior year. Net cash provided by financing activities also include $47.5 million received in June 1998 as a result of the Company's initial public offering, less related expenses. The proceeds were used to pay down balances on the Company's revolving line of credit and term loan. Remaining unused proceeds were used for working capital and other general corporate purposes. In the first half of 1997, the Company issued Series D Preferred Stock and received $14.0 million, net of Preferred and Common Stock repurchased, in proceeds used for store expansion during the latter half of 1997.

YEAR 2000

The Company has created a Year 2000 (Y2K) task force to review its internal information systems and those of significant third parties which would affect the Company's business operations. From preliminary research the task force does not expect any significant modifications will be required for such systems to comply with the Y2K requirements. The task force, which utilizes the expertise of an outside consultant, is currently preparing a plan which will identify and address vendor issues and compliance with regards to the Y2K requirements. If results from the task force efforts indicate vendor deficiencies related to Y2K compliance the Company will formulate a contigency plan to minimize the potential adverse effects on the Company's business, financial condition and results of operations.

The Company has not yet assessed the total cost of potential modifications, if any, to its operating systems. The Company has identified that it will need to upgrade its manufacturing operation's inventory management system to the next vendor version in order to become Y2K compliant. At this time the Company is also reviewing new software packages for the manufacturing operation to replace the existing inventory management system. Should a suitable replacement package not be selected by the end of 1998, the Company will proceed with the upgrade on the existing system and will be Y2K compliant in mid 1999.

There can be no assurance that the Company or its vendors will be able to modify timely and successfully their respective systems to comply with Y2K requirements. The resulting risks to the Company's business are very difficult to assess. Any failure to become Y2K compliant on the part of the Company or its vendors or the occurrence of any costs associated with related litigation could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is in the process of assessing these risks and uncertainties and developing appropriated contigency plans and procedures in an attempt to minimize the effects of such a scenario.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday season. Due to the importance of the holiday selling season, the fourth quarter of each year has historically contributed, and the Company expects it will continue to contribute, a disproportionate percentage of the Company's net sales and most of its net income for the entire year. In anticipation of increased sales activity, any factors negatively affecting the Company during the holiday selling season in any year, including unfavorable economic conditions, could have a material adverse effect on the Company's financial condition and results of operations. The Company generally experiences lower sales and earnings during the first three quarters and, as is typical in the retail industry, has incurred and may continue to incur losses in these quarters. The results of operations for these interim periods are not necessarily indicative of the results for the full year. In addition, the Company makes decisions regarding merchandise well in advance of the season in which it will be sold, particularly for the holiday selling season. Significant deviations from projected demand for products could have a material adverse effect on the Company's financial condition and results of operations, either by lost sales due to insufficient inventory or lost sales due to declined customer demand.

The Company's quarterly results of operations may also fluctuate based upon a variety of other factors such as the number and timing of store openings and related preopening store expenses, the amount of net sales contributed by new and existing stores, the mix of products sold, the timing and level of markdowns, store closings, refurbishments or relocations, competitive factors and general economic conditions.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Certain statements contained in this quarterly report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties. Among the important factors which could cause actual results to differ materially from those in the forward-looking statements are competition, new product offerings by competitors and price pressures; seasonality, fluctuations in operating results and economic cyclicality; effects of weather; changes in consumer preferences; the Company's ability to implement its growth strategy, including management of growth and expansion of its distribution facility; dependence on key personnel, independent manufacturers and key suppliers; international sources of merchandise, and other factors set forth under the "Factors That May Affect Future Results" herein and those factors detailed in the Company's filings with the Securities and Exchange Commission including its recent filing on Form S-1, including those described in "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the captions "Quarterly Results of Operations and Seasonality" and "Liquidity and Capital Resources" and in "Business" under the captions "Business Strategy", "Competition" and "Government Regulation" therein.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings against the Company. The Company is, however, involved in routine litigation arising in ordinary course of its business, and, while the results of the proceedings cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(d) Use of Proceeds. Paragraph references herein refer to the respective paragraphs of Item 701(f) of Regulations S-K.

     1.)    Effective date of the Registration Statement and Commission File
            No.: June 17, 1998; 333-51027.

     2.)    Offering Date: June 18, 1998.

     3.)    N/A.

     4.)    Information regarding the offering.

            (i)     The offering has terminated.

            (ii) Managing Underwriters: Goldman Sachs & Co., BancAmerica Robertson Stephens, NationsBanc Montgomery Securities LLC and Piper Jaffray Inc.

            (iii)   Title of Securities Registered: Common Stock

            (iv) 3,829,500 shares were registered (2,777,775 on behalf of the Company and 1,051,725 on behalf of selling stockholders); all shares were sold for an aggregate offering price of $72,760,500 ($52,777,725 with respect to the Company shares and $19,928,775 with respect to the selling stockholder shares).

            (v)     Amount of expenses incurred for the Company's account:

                    -    underwriting discount: $3,694,441

                    -    other expenses:  $1,700,000

                    -    total expenses:  $5,394,441

                    A. All of such total expenses were payments to others (i.e., not to directors, officers, and 10% stockholders of the Company.)

            (vi)    Net proceeds: $47,383,000

            (vii)   Actual amount of net proceeds used for:

                    -    construction of plant, building and facilities:
                         $ 0

                    -    purchase and installation of machinery and equipment:
                         $ 0

                    -    purchases of real estate: $0

                    -    acquisition of other businesses: $0

                    -    repayment of indebtedness: $36,420,000

                    -    working capital: $10,963,000

                    -    temporary short-term investments: $ 0

                                                     Total: $47,383,000

            All such payments were payments to others.

            (viii)  N/A

ITEM 5.  OTHER INFORMATION

Millard S. Drexler joined the Company's Board of Directors on August 27, 1998. Mr. Drexler is currently the President and Chief Executive Officer of The Gap, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(a)  Exhibits

    *1.1    Form of Underwriting Agreement
    *3.1    Amended and Restated Certificate of Incorporation
    *3.2    Bylaws, as amended to date
    *4.1    Reference is made to Exhibit 3.1
    *4.2    Reference is made to Exhibit 3.2
    *4.3    Specimen Common Stock Certificate
    *5.1    Opinion of Brobeck, Phleger & Harrison LLP
   *10.1    Form of 1995 Stock Option Plan
   *10.2    Form of 1998 Stock Incentive Plan
   *10.3    Form of 1998 Employee Stock Purchase Plan
   *10.4    Form of Indemnity Agreement for Officers and Directors
   *10.5    Restated Investors Rights Agreement dated May 16, 1997 among the
             Company, the founders and Common Stock Warrantholders, Series D
             Warrantholders and Common Stock holders and Investors.
   *10.6    Stock Purchase Agreement dated March 20, 1998 between the Company and Michael Vermillion.
   *10.7    Supply Agreement dated March 20, 1998 between the Company, Michaels
             Concepts in Wood, Inc. and Michael Vermillion.
   *10.8    Lease Agreement dated May 4, 1994 between the Company and Stephen and Christine Gordon.
   *10.9    Commercial Lease and Deposit Receipt dated October 18, 1994 and
             Addendums dated October 20, 1994 and November 21, 1994 between the
             Company and H. Koch and Sons.
   *10.10   Office Lease dated February 21, 1997 between the Company and
             Paradise Point Partners.
   *10.11   Standard Industrial/Commercial Multi-Tenant Lease dated May 12, 1997 between the Company and Mortimer B. Zuckerman.
   *10.12   Fourth Amended and Restated Loan and Security Agreement dated April,
             1998
   *21.1    Subsidiaries of the Registrant
   *23.1    Consent of Deloitte & Touche LLP
   *23.2    Consent of Brobeck, Phleger & Harrison LLP (included in Exhibit 5.1)
   *24.1    Power of Attorney (included on signature page)
    27.1    Financial Data Schedule

--------
* Incorporated by reference to Form S-1 (File No. 333-51027) filed on June 17, 1998.

  (b) Financial Statement Schedules

  Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.



(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the three month period ended August 1, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 RESTORATION HARDWARE, INC.
                                 ------------------------------


Date: September 15, 1998         /s/ Stephen Gordon
                                 ------------------------------

                                 By:  Stephen Gordon
                                      Chief Executive Officer
                                      and Chairman


                                 RESTORATION HARDWARE, INC.
                                 ------------------------------


Date: September 15, 1998         /s/ Thomas Low
                                 ------------------------------

                                 By:  Thomas Low
                                      Senior Vice President and
                                      Chief Financial Officer