Form 10-Q/A
period 1998-08-01
RESTORATION HARDWARE INC
filed 1998-09-23
CIK 863821

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                 FORM 10-Q/A
                         Amendment No. 1 to Form 10-Q

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

3. EARNINGS PER SHARE

Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

On June 18, 1998 the Company issued 2,777,775 shares of common stock related to an initial public offering and converted 9,151,282 of existing preferred stock to common stock. Had the preferred stock been converted to common stock at the beginning of the periods presented, rather than in connection with the initial public offering, the resulting proforma earnings per share and weighted average number of common shares outstanding, both basic and diluted, would be as follows.


                                                      THREE MONTHS ENDED                       SIX MONTHS ENDED
                                             ----------------------------------         --------------------------------
                                              AUGUST 1, 1998    AUGUST 2, 1997          AUGUST 1, 1998    AUGUST 2, 1997
                                             ----------------  ----------------         ----------------  --------------
Earnings (loss) per share:

        Pro forma Basic                       $        (0.04)            (0.05)                   (0.09)          (0.09)
        Pro forma Diluted                     $        (0.04)            (0.05)                   (0.09)          (0.09)

Weighted average shares

        Pro forma Basic                               14,677            13,113                   14,000          12,555
        Pro forma Diluted                             14,677            13,113                   14,000          12,555


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

NET SALES. Net sales increased $24.2 million, or 156.1%, to $39.7 million in the second quarter of 1998 from $15.5 million in the second quarter of 1997.
For the first half of 1998, net sales were $72.3 million compared to $27.4 million for the same period in 1997, an increase of $44.9 million, or 163.9%. This increase in net sales was attributable to new stores, an increase in comparable store sales and sales from the Company's wholly owned subsidiary, acquired during the first quarter of 1998. At August 1, 1998, the Company operated 51 stores as compared to 30 stores at August 2, 1997. These additional 21 stores contributed $19.6 million of the sales increase for the second quarter of 1998 and $36.1 million of the sales increase for the first half of 1998. Comparable store sales increased 16.4% in the second quarter of 1998 and 17.2% for the first half of 1998 primarily as a result of increases in number of sales transactions in the stores compared to the prior year. The Company expects comparable store sales to decrease in the future as its store base matures.

GROSS PROFIT. Gross profit increased $7.2 million, or 156.5%, to $11.8 million in the second quarter of 1998 from $4.6 million in the second quarter of the prior year. Year-to-date gross profit was $20.4 million compared to $7.8 million in the prior year, an increase of $12.6 million, or 161.5%. As a percentage of net sales, second quarter gross profit was 29.7% in 1998 compared to 29.9% in 1997. Year-to-date gross profit as a percentage of net sales was 28.2% compared to 28.4% in the prior year. The decline in gross profit for the second quarter, as a percentage of net sales, resulted from higher occupancy costs in new stores and higher costs related to the procurement and distribution of inventories over the prior year. As a result of the Company's larger store size, occupancy costs are expected to increase as a percentage of net sales and net sales per selling square foot are expected to decline. There can be no assurance that the additional expenses associated with the larger store size will be offset by higher net sales. Additionally, gross profit at the recently acquired subsidiary is less than the Company's historical average and the net result is a slightly lower combined gross profit percentage.

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

In connection with the acquisition of its furniture subsidiary ("Michaels"), the Company is required to pay the former owner contingent cash consideration equal to 35% of Michaels' earnings before interest, taxes, depreciation and amortization ("EBITDA") for the period from March 20, 1998 to January 30, 1999 and 25% of Michaels' EBITDA for fiscal years ending January 29, 2000 and January 27, 2001. In addition, the Company is required to transfer shares of Michaels to the former owner of Michaels equal to (i) 3.3% of the outstanding shares of Michaels if Michaels' EBITDA for the period commencing on March 20, 1998 and ending on January 30, 1999 equals or exceeds $2.605 million, (ii) an additional 3.3% of such shares of Michaels if Michaels' EBITDA for the fiscal year ending January 29, 2000 equals or exceeds $3.6 million and (iii) an additional 3.4% of such shares of Michaels if Michaels' EBITDA for the fiscal year ending January 27, 2001 equals or exceeds $4.0 million.

YEAR 2000

The Company has created a Year 2000 (Y2K) task force to review its internal information systems and those of significant third parties which would affect the Company's business operations. From preliminary research the task force does not expect any significant modifications will be required for such systems to comply with the Y2K requirements. The task force is currently preparing a plan which will identify and address vendor issues and compliance with regards to the Y2K requirements.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday season. Due to the importance of the holiday selling season, the fourth quarter of each year has historically contributed, and the Company expects it will continue to contribute, a disproportionate percentage of the Company's net sales and most of its net income for the entire year. In anticipation of increased sales activity, during the fourth quarter, the Company incurs significant additional expenses. If, for any reason, the Company's sales were to fall below its expectations in November and December, the Company's business, financial condition and annual operating results would be materially adversely affected. In addition, the Company makes decisions regarding merchandise well in advance of the season in which it will be sold, particularly for the holiday selling season. Significant deviations from projected demand for products could have a material adverse effect on the Company's financial condition and results of operations.

The Company's quarterly results of operations may also fluctuate based upon a variety of other factors, including among other things, the number and timing of store openings and related preopening store expenses, the amount of net sales contributed by new and existing stores, the mix of products sold, the timing and level of markdowns, store closings, refurbishments or relocations, competitive factors and general economic conditions.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

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

            (viii)  N/A

ITEM 5.  OTHER INFORMATION

Millard S. Drexler joined the Company's Board of Directors on August 27, 1998. Mr. Drexler is currently the President and Chief Executive Officer of The Gap, Inc. Thomas Christopher was promoted to President of the Company on September 8, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(a)  Exhibits

    *3.1    Amended and Restated Certificate of Incorporation
    *3.2    Bylaws, as amended to date
    *4.1    Reference is made to Exhibit 3.1
    *4.2    Reference is made to Exhibit 3.2
    *4.3    Specimen Common Stock Certificate
   *10.1    Form of 1995 Stock Option Plan
   *10.2    Form of 1998 Stock Incentive Plan
   *10.3    Form of 1998 Employee Stock Purchase Plan
   *10.4    Form of Indemnity Agreement for Officers and Directors
   *10.5    Restated Investors Rights Agreement dated May 16, 1997 among the
             Company, the founders and Common Stock Warrantholders, Series D
             Warrantholders and Common Stock holders and Investors.
   *10.6    Stock Purchase Agreement dated March 20, 1998 between the Company and Michael Vermillion.
   *10.7    Supply Agreement dated March 20, 1998 between the Company, Michaels
             Concepts in Wood, Inc. and Michael Vermillion.
   *10.8    Lease Agreement dated May 4, 1994 between the Company and Stephen and Christine Gordon.
   *10.9    Commercial Lease and Deposit Receipt dated October 18, 1994 and
             Addendums dated October 20, 1994 and November 21, 1994 between the
             Company and H. Koch and Sons.
   *10.10   Office Lease dated February 21, 1997 between the Company and
             Paradise Point Partners.
   *10.11   Standard Industrial/Commercial Multi-Tenant Lease dated May 12, 1997 between the Company and Mortimer B. Zuckerman.
   *10.12   Fourth Amended and Restated Loan and Security Agreement dated April,
             1998
    27.1    Financial Data Schedule

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



                                 RESTORATION HARDWARE, INC.
                                 ------------------------------


Date: September 23, 1998         /s/ Stephen Gordon
                                 ------------------------------

                                 By:  Stephen Gordon
                                      Chief Executive Officer
                                      and Chairman


                                 RESTORATION HARDWARE, INC.
                                 ------------------------------


Date: September 23, 1998         /s/ Thomas Low
                                 ------------------------------

                                 By:  Thomas Low
                                      Senior Vice President and
                                      Chief Financial Officer