Form 10-Q
period 1998-10-31
RESTORATION HARDWARE INC
filed 1998-12-15
CIK 863821

TYPE:  10-Q
SEQUENCE:  1
DESCRIPTION:  FORM 10-Q FOR PERIOD ENDED OCTOBER 31, 1998


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
--------------------------------------------------------------------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to _____________.

                        Commission file number 333-51027

                           RESTORATION HARDWARE, INC.
-------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)


Delaware                                                       68-0140361
-------------------------------------------------------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer ID No.)
Incorporation or Organization)


15 Koch Road, Suite J, Corte Madera, CA                 94925
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                (Zip Code)


Registrant's Telephone Number, Including Area Code (415)924-1005
-------------------------------------------------------------------------------


Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

     Indicate by check [x] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days    [X] Yes  [_] No

     As of October 31, 1998, 16,232,071 shares of the Registrant's Common Stock were outstanding.

                                   FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 31, 1998

                                     INDEX


     PAGE


PART I.  FINANCIAL INFORMATION


ITEM 1.  Condensed Consolidated Financial Statements


         Balance Sheets (unaudited) as of October 31, 1998,
         January 31, 1998 and November 1, 1997.                  3

         Statements of Operations (unaudited) for the
         three and nine months ended October 31, 1998 and
         November 1, 1997                                        4

         Statements of Cash Flows (unaudited) for the
         nine months ended October 31, 1998 and
         November 1, 1997                                        5

         Notes to Condensed Consolidated Financial
         Statements                                              6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     8


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                      14

ITEM 6.  Exhibits and Reports on Form 8-K                       14

SIGNATURE PAGE

PART I.      FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                    RESTORATION HARDWARE, INC.

                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (in thousands, except per share data)
                                                            (Unaudited)

                                                                             October 31,       January 31,        November 1,
                                                                                1998               1998              1997
                                                                             ----------         ----------        ----------
ASSETS
Current assets:
       Cash and cash equivalents                                             $    2,561         $      912        $      478
       Accounts receivable                                                        9,049              3,820             7,087
       Merchandise inventories                                                   73,846             40,363            31,349
       Prepaid expense and other                                                  5,302              1,709             1,237
                                                                             ----------         ----------        ----------
             Total current assets                                                90,758             46,804            40,151

       Property and equipment, net                                               68,130             39,009            35,429
       Long-term deferred tax asset                                               1,070              1,070               435
       Goodwill                                                                   4,350                  -                 -
       Other assets                                                               1,074                350               339
                                                                             ----------         ----------        ----------
             Total assets                                                    $  165,382         $   87,233        $   76,354
                                                                             ==========         ==========        ==========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDER'S EQUITY
Current liabilities:
       Accounts payable and accrued expenses                                  $  47,053         $   22,359        $   20,743
       Revolving line of credit and short-term debt                               8,750             10,520            10,166
       Current portion of deferred lease incentives                               2,117              1,392               (23)
       Other current liabilities                                                  2,431              4,345             1,306
                                                                             ----------         ----------        ----------
             Total current liabilities                                           60,351             38,616            32,192

       Long-term debt                                                               579                158               936
       Long-term portion of deferred lease incentives                            23,318             15,264            13,518
       Deferred rent                                                              3,618              1,910             1,517
                                                                             ----------         ----------        ----------
             Total liabilities                                                   87,866             55,948            48,163

Redeemable preferred stock
       Series A, convertible, no par value, 2,634,415
             authorized, 0, 2,492,686 and 2,492,686 issued and outstanding, respectively, liquidation preference of $0, $1,656 and $1,656,
             respectively                                                             -              2,343             2,231
       Series B, convertible, no par value, 2,596,825
             authorized, 0, 2,218,370 and 2,218,370 issued and outstanding, respectively, liquidation preference of $0, $5,277 and $5,277,
             respectively                                                             -              5,172             5,172
       Series C, convertible, no par value, 1,701,658
             authorized, 0, 1,656,431 and 1,656,431 issued and outstanding, respectively, liquidation preference of $0, $5,840 and $5,840,
             respectively                                                             -              5,792             5,792
       Series D, convertible, no par value, 2,783,795
             authorized, 0, 2,783,795 and 2,783,795 issued and outstanding, respectively, liquidation preference of $0, $30,902 and $29,892,
             respectively                                                             -             29,726            29,172
                                                                             ----------         ----------        ----------
       Total redeemable preferred stock                                               -             43,033            42,367

Stockholders' equity
       Common stock, $.0001 par value; 40,000,000, 24,500,000 and
             24,500,000 shares authorized, respectively; 16,232,071
             4,171,223 and 4,171,223 (unaudited) issued and oustanding;
             respectively                                                             2                  -                 -
       Preferred stock, $.0001 par value; 5,000,000 shares authorized;
             none issued and outstanding                                              -                  -                 -
       Additional Paid in Capital                                                92,107                541               541
       Deficit                                                                  (14,593)           (12,289)          (14,717)
                                                                             ----------         ----------        ----------
             Total stockholders' equity                                          77,516            (11,748)          (14,176)
             Total liabilities, redeemable preferred stock and
              stockholders' equity                                           $  165,382         $   87,233        $   76,354
                                                                             ==========         ==========        ==========

See Notes to Condensed Consolidated Financial Statements.


                                                    RESTORATION HARDWARE, INC.

                                          CONDENSED STATEMENT OF CONSOLIDATED OPERATIONS
                                               (in thousands except per share data)
                                                            (Unaudited)



                                         Three Months Ended                                           Nine Months Ended
                                 ----------------------------------                              ---------------------------

                           October 31, 1998             November 1, 1997                   October 31, 1998         November 1, 1997

                           ---------------              ----------------                   ----------------         ----------------

Net Sales                       $49,637                      $23,544                           $121,959                    $50,913
Cost of sales and occupancy      33,791                       16,495                             84,931                     36,081
                                -------                      -------                           --------                    -------
       Gross profit              15,846                        7,049                             37,028                     14,832

Selling, general and
 administrative                  15,044                        6,642                             36,731                     15,580
Preopening store expenses           734                          560                              1,589                      1,458
                                -------                      -------                           --------                    -------

Income (loss) from operations        68                         (153)                            (1,292)                    (2,206)
Interest income (expense)           (46)                           4                               (891)                       (30)
                                -------                      -------                           --------                    -------

Income (loss) before
 income taxes                        22                         (149)                            (2,183)                    (2,236)
Provision for income taxes            9                          (90)                              (895)                    (1,029)
                                -------                      -------                           --------                    -------
       Net income (loss)        $    13                      $   (59)                          $ (1,288)                   $(1,207)
                                =======                      =======                           ========                    =======

Net earnings (loss) per share:
       Basic                    $  0.00                      $ (0.01)                          $  (0.13)                   $ (0.33)
       Diluted                  $  0.00                      $ (0.01)                          $  (0.13)                   $ (0.33)

Weighted average shares
       Basic                     16,221                        4,171                             10,081                      3,614
       Diluted                   17,714                        4,171                             10,081                      3,614

See Notes to Condensed Consolidated Financial Statements.

                CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                   Nine months ended
                                          -----------------------------------
                                          October 31, 1998   November 1, 1997
                                          ----------------   ----------------
Cash flows from
 operating activities:
   Net loss                                       $ (1,288)          $ (1,207)
   Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                  4,266              1,932
      Deferred income taxes                              -                  -
      Changes in assets and liabilities:
        Accounts receivable                         (2,475)            (5,071)
        Merchandise inventories                    (31,276)           (17,256)
        Prepaid expenses and other assets           (4,134)            (1,056)
        Accounts payable and accrued
         expenses                                   21,528             13,506
        Taxes payable                               (2,573)            (1,746)
        Deferred rent                                1,708                881
        Deferred lease incentives and
         other long term liabilities                 9,252              8,938
                                          ----------------     --------------
        Net cash used in operating
         activities                                 (4,992)            (1,079)

Cash flows from investing activities:
  Capital expenditures                             (31,909)           (22,519)
  Payment for purchase of The Michaels
   Furniture Company                                (5,841)                 -
  Cash collected on shareholder
   advance                                             508                  -
                                          ----------------     --------------
        Net cash used in investing
         activities                                (37,242)           (22,519)

Cash flows from financing activities:
  Borrowings (repayments) under revolving
   line of credit                                   (3,136)             9,612
  Principal payments--capital lease
   obligations                                        (191)              (139)
  Borrowings (repayments) under term loan             (313)               240
  Loan to stockholder                                    -                  -
  Issuance of redeemable preferred stock                 -             26,922
  Issuance of common stock                          47,523               (138)
  Preferred and common stock repurchases                 -            (12,746)
                                          ----------------     --------------
        Net cash provided by financing
         activities                                 43,883             23,751

Net increase (decrease) in cash and cash
 equivalents                                         1,649                153

Cash and cash equivalents:
      Beginning of period                              912                325

                                          ----------------     --------------
End of period                                      $ 2,561              $ 478
                                          ================     ==============
Supplemental schedule of non cash
 investing and financing activities:
   Equipment acquired through noncash
    capital lease transactions                           -                681


See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       THREE AND NINE MONTHS ENDED OCTOBER 31, 1998 AND NOVEMBER 1, 1997
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at October 31, 1998 and November 1, 1997; the interim results of operations for the three and nine months ended October 31, 1998 and November 1, 1997; and changes in cash flows for the nine months then ended. The balance sheet at January 31, 1998, presented herein, has been derived from the audited consolidated balance sheet for the year then ended.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the year ended January 31, 1998. Certain information and footnote disclosures normally included in the notes to the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the year ended January 31, 1998.

The results of operations for the three and nine-month periods herein presented are not necessarily indicative of the results to be expected for the full year.

Impact of New Accounting Standard--Effective February 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Comprehensive income does not differ from net income for the Company for the three and nine-month periods ended October 31, 1998 and November 1, 1997.

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

2.  REVOLVING LINE OF CREDIT

On August 12, 1998, the Company amended its line of credit agreement. The amended agreement allows for cash borrowings and letters of credit up to $70.0 million, an increase of $12.0 million from the agreement dated April 30, 1998. The agreement has also been extended to June 30, 2000, from the previous maturity date of December 22, 1999. Interest is paid monthly at the bank's reference rate (8.00% at October 31, 1998) or LIBOR plus 1.25%, depending on the nature of the borrowings and the Company's debt to tangible net worth position. The amended agreement has eliminated certain restrictive covenants, leaving the Company subject to debt to tangible net worth and minimum net income requirements. At October 31, 1998, the Company was in compliance with all applicable covenants and had $8.8 million outstanding on the line of credit and $1,398,000 outstanding letters of credit.

3.  EARNINGS PER SHARE

Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The 1,493,000 share increase in the diluted weighted average shares for the three months ended October 31, 1998 reflects the potential dilution of stock options.

On June 18, 1998 the Company issued 2,777,775 shares of common stock related to an initial public offering and converted 9,151,282 of existing preferred stock to common stock. Had the preferred stock been converted to common stock at the beginning of the periods presented, rather than in connection with the initial public offering the resulting proforma earnings per share and weighted average number of common shares outstanding, both basic and diluted, would be as follows.



                                         Three Months Ended                                         Nine Months Ended
                                 -----------------------------------                       -----------------------------------
                            October 31, 1998           November 1, 1997               October 31, 1998           November 1, 1997
                            ----------------           ----------------               ----------------           ----------------
Earnings (loss) per share

    Pro Forma Basic          $0.00                      $0.00                         ($0.09)                    ($0.09)
    Pro Forma Diluted        $0.00                      $0.00                         ($0.09)                    ($0.09)

Weighted average shares

    Pro Forma Basic         16,221                     13,323                         14,740                     12,765
    Pro Forma Diluted       17,714                     13,323                         14,740                     12,765

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Restoration Hardware, Inc. operated 60 stores in 23 states, the District of Columbia and Canada as of October 31, 1998, compared to 36 stores in 18 states as of November 1, 1997.

RESULTS OF OPERATIONS

THE THREE MONTHS (THIRD QUARTER) AND NINE MONTHS (YEAR-TO-DATE) ENDED OCTOBER 31, 1998 AS COMPARED TO THE THREE MONTHS (THIRD QUARTER) AND NINE MONTHS (YEAR-TO-DATE) ENDED NOVEMBER 1, 1997

NET SALES. Net sales increased $26.1 million, or 111.0%, to $49.6 million in the third quarter of 1998 from $23.5 million in the third quarter of 1997. Year to date net sales were $122.0 million compared to $50.9 million for the same period in 1997, an increase of $71.1 million, or 139.5%. This increase in net sales was attributable to new stores, an increase in comparable store sales and sales from the Company's wholly owned subsidiary, acquired during the first quarter of 1998. At October 31, 1998, the Company operated 60 stores as compared to 36 stores at November 1, 1997. These additional 24 stores contributed $20.4 million of the sales increase for the third quarter of 1998 and $57.5 million of the sales increase year to date. Comparable store sales increased 11.0% in the third quarter of 1998 and 14.4% year to date primarily as a result of increases in number of sales transactions in the stores compared to the prior year. The Company expects comparable store sales to decrease in the future as its store base matures.

GROSS PROFIT. Gross profit increased $8.8 million, or 124.8%, to $15.8 million in the third quarter of 1998 from $7.0 million in the third quarter of the prior year. As a percentage of net sales, third quarter gross profit was 31.9% in 1998 compared to 29.9% in 1997. The increase in gross profit for the third quarter, as a percentage of net sales, resulted from improved retail merchandise margins, higher capitalized costs of merchandise due to the increase in inventory levels and improved leverage on store occupancy costs over the prior year.

Year-to-date gross profit was $37.0 million compared to $14.8 million in the prior year, an increase of $22.2 million, or 149.6%. Year-to-date gross profit as a percentage of net sales was 30.4% compared to 29.1% in the prior year. The increase in gross profit over the prior year, as a percentage of sales, resulted from improved retail merchandise margins offset by the consolidation effects of lower manufacturing margins.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expense increased $8.4 million, or 126.5%, to $15.0 million in the third quarter of 1998 from $6.6 million in the third quarter of the prior year. As a percentage of net sales, SG&A expenses increased to 30.3% in the third quarter of 1998 compared to 28.2% in the third quarter of the prior year. The increase in SG&A expense for the third quarter, as a percentage of sales, resulted mainly from higher costs of inventory management including both the procurement and distribution of inventory due to the Company's decision to bring in more holiday merchandise prior to the fourth quarter. Additionally, operating costs were incurred for the catalog compared to zero costs in the same period in the prior year.

Year-to-date SG&A expense was $36.7 million compared to $15.6 million in the prior year, an increase of $21.2 million, or 135.8%. Year-to-date SG&A expense, as a percentage of sales, was 30.1% compared to 30.6% in the prior year. While store selling expenses and the cost of the corporate office continues to increase in dollars, the Company has been able to leverage the expense as a percentage of sales due to increasing sales volume. However, third quarter procurement and distribution costs related to inventory increases impacted the year to date expense thereby narrowing the improvement over the prior year.

PREOPENING STORE EXPENSE. Preopening store expense, which includes payroll and benefit expense, facility supplies, occupancy and travel expenses incurred prior to the store opening date, was $734,000 for the third quarter of 1998 compared to $560,000 in the prior year. As a percentage of net sales, preopening store expense was 1.5% for the third quarter of 1998 compared to 2.4% in the prior year. Preopening expense was higher in the third quarter of 1998 than in the third quarter of the prior year as nine new stores were opened in the current year compared to six new stores opened in the prior year. Year-to-date Preopening store expense was $1.6 million in 1998 compared to $1.5 million in the prior year. Year-to-date, as a percentage of net sales, preopening store expense was 1.3% for 1998 compared to 2.9% in the prior year.

NET INTEREST EXPENSE. Net interest expense, which includes capital lease interest and interest expense net of interest income, was $46,000 for the third quarter of 1998 compared to interest income of $4,000 in the third quarter of the prior year. Year-to-date net interest expense was $891,000 in 1998 compared to $30,000 in the prior year. The increase in expense was attributable to higher borrowings under the Company's credit facility over prior year due to higher inventory levels in 1998.


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

On August 12, 1998, the Company amended its line of credit agreement. The amended agreement allows for cash borrowing and letters of credit up to $70.0 million, an increase of $12.0 million from the agreement dated April 30, 1998. The agreement has also been extended to June 30, 2000, from the previous maturity date of December 22, 1999. Interest is paid monthly at the bank's reference rate (8.00% at October 31, 1998) or LIBOR plus 1.25%, depending on the nature of the borrowings and the company's debt to tangible net worth position. The amended agreement has eliminated certain restrictive covenants, leaving the Company subject to debt to tangible net worth and minimum net income requirements. At October 31, 1998, the Company was in compliance with all applicable covenants and had $8.8 million outstanding on the line of credit and $1,398,000 outstanding letters of credit.

Net cash used in operating activities year to date for 1998 was $5.0 million, an increase of $3.9 million over cash used of $1.1 million in the prior year. This increase resulted primarily from higher inventory purchases, higher accounts receivable, prepaid and other asset balances offset by a lower change in accounts payable and accrued liability balances.

Net cash used in investing activities year to date for 1998 was $37.2 million, an increase of $14.7 million over cash used in investing activities of $22.5 million in the prior year. Historically, cash used in investing activities has been related to capital expenditures for new store expansion. Such expenditures totaled $32.0 million year to date for 1998 compared to $22.5 million in the prior year. Additionally, the Company used $5.8 million to purchase The Michaels Furniture Company in 1998.

Net cash provided by financing activities year to date for 1998 was $43.9 million compared to $23.8 million in the prior year, an increase of $20.1 million. The Company paid down $3.1 million on its revolving line of credit year to date in 1998 compared to borrowings of $9.6 million in the prior year. Net cash provided by financing activities also include $47.5 million received in June 1998 as a result of the Company's initial public offering, less related expenses. The proceeds were used to pay down balances on the Company's revolving line of credit and term loan. Remaining unused proceeds were used for working capital and other general corporate purposes. In the comparable period of 1997, the Company issued Series D Preferred Stock and received $13.0 million, net of Preferred and Common Stock repurchased, in proceeds used for store expansion during the latter half of 1997.

In connection with the acquisition of its furniture subsidiary ("Michaels"), the Company is required to pay the former owner contingent cash consideration equal to 35% of Michaels' earnings before interest, taxes, depreciation and amortization ("EBITDA") for the period from March 20, 1998 to January 30, 1999 and 25% of Michaels' EBITDA for fiscal years ending January 29, 2000 and January 27, 2001. In addition, the Company is required to transfer shares of Michaels to the former owner of Michaels equal to (i) 3.3% of the outstanding shares of Michaels if Michaels' EBITDA for the period commencing on March 20, 1998 and ending on January 30, 1999 equals or exceeds $2.6 million, (ii) an additional 3.3% of such shares of Michaels if Michaels' EBITDA for the fiscal year ending January 29, 2000 equals of exceeds $3.6 million and (iii)an additional 3.4% of such shares of Michaels if Michaels' EBITDA for the fiscal year ending January 27, 2001 equals or exceeds $4.0 million.

YEAR 2000

The Year 2000 (Y2K) issue stems from the fact that many computer programs were written using two, rather than four, digits to identify the applicable year. As a result, computer programs with date and/or time-sensitive software may recognize a two-digit code for any year in the next century as related to this century. For example, "00", entered in a date field for the year 2000, may be interpreted as the year 1900, resulting in system failures or miscalculations and disruptions of operations, including, among other things, a temporary inability to process transactions or engage in other normal business activities. Another consideration in this matter is not only the rollover from December 31, 1999 to January 1, 2000, but also that the year 2000 is a leap year, and many computer programs will not recognize this fact, and will also cause date calculations to be incorrect.

Readiness for the Year 2000

The Company has formed a Year 2000 (Y2K) Task Force to address the Y2K issue, including efforts to assess issues the Company faces if third parties who do business with the Company are not prepared to fully address their Y2K issues, and contingency planning. The primary goal of this Task Force is to ensure an uninterrupted transition into the new Millennium. The Task Force, which utilizes the expertise of outside consultants, has prepared a plan that will identify, prioritize and address Y2K issues, both internal and those of significant third parties. The scope of the Y2K Readiness Project includes all Company locations, software, hardware, interfaces with third party systems, and manufacturing, as well as non information technology (IT) components such as environmental and safety systems, facilities, utilities and supplier readiness.

The Readiness Project is divided into four main phases. Phase 1 includes defining the project scope, providing for Company-wide awareness and generating a preliminary estimate of expense or a project budget. Phase 2 includes identification and inventorying of IT resources and significant dependence on third parties. Phase 3 includes assessment of Y2K compliance on both internal and third party IT components and impact of compliance on current business operations. Phase 4 includes rectification and remediation planning and implementation and development of a contingency plan for critical business operations should non-compliance potentially disrupt normal business functions. The Company is currently in Phase 2 of the Readiness Project. The Company plans for the Project to be completed by mid to late 1999.

Costs
The Company estimates expenditures necessary to complete the Y2K Readiness Project will be approximately $500,000 over the next 12 months, with most of the spending occurring in

1999. The Company has identified that it will need to, and is in the process of, upgrading its manufacturing operation's information system to the next vendor version or replace it in order to become Y2K compliant. Other significant expenditures necessary to complete the Y2K Readiness Project will include hiring an outside consultant and other software upgrades/replacements. Operating costs related to the Y2K Readiness Project will be incurred over several quarters and will be expensed as incurred. The Company has not separately tracked the internal costs incurred for the Y2K Readiness Project. Such costs are primarily payroll and related costs for its information systems group. Other costs incurred to date have been insignificant.

Risks and Contingency Plans
The Company intends and expects to implement the changes necessary to address the Y2K issue for its internal IT systems. Because the Company has no "in-house" applications, that is, all software has been purchased from third party vendors and no software has been programmed or coded within the Company, the Company believes that with modifications to existing software and/or conversions to new software, the Y2K issue is not reasonably likely to pose significant operational problems for the Company's IT systems as modified and converted.

The Company is presently unable to assess the likelihood that the Company will experience significant operational problems due to unresolved Y2K compliance issues from third parties. This not only applies to software and hardware vendors, but also vendors of non-IT components. Although the Company is currently working with third party vendors to address any issues, there can be no assurance that the Company can timely mitigate its risks related to a third party's failure to resolve its Y2K issues. If such mitigation is not achievable, Y2K problems could have a material impact on the Company's operations.

The Company currently believes that the most reasonably likely worst-case scenarios that it may confront relate to possible failure in one or more geographic regions of third party systems over which the Company has no control, such as, but not limited to, electrical, communication and delivery services. For example, if such services were to cease the Company may have to temporarily close stores in the affected areas. Given such a scenario, the Company's focus in developing a contingency plan will be related to keeping stores open and obtaining replenishment inventories, maintaining communication and data transfer between the home office and store locations and ultimately of ensuring that payments are made to both employees and vendors.

The Company's estimates of the costs of achieving Y2K compliance and the date by which Y2K compliance will be achieved are based on management's best estimates, which were derived using numerous assumptions about future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in Y2K remediation work, the ability to locate and correct all relevant computer codes, the success achieved by the Company's suppliers in reaching Y2K readiness, the timely availability of necessary replacement items and similar uncertainties.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this quarterly report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties. Among the important factors which could cause actual results to differ materially from those in the forward-looking statements are competition, new product offerings by competitors and price pressures; seasonality, fluctuations in operating results and economic cyclicality; effects of weather; changes in consumer preferences; the Company's ability to implement its growth strategy, including management of growth and expansion of its distribution facility; dependence on key personnel, independent manufacturers and key suppliers; international sources of merchandise, and other factors set forth under the caption "Factors that may Affect Future Results" herein and those factors detailed in the Company's filings with the Securities and Exchange Commission including its recent filing on Form S-1, including those described in "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the captions "Quarterly Results of Operations and Seasonality" and "Liquidity and Capital Resources" and in "Business" under the captions "Business Strategy", "Competition" and "Government Regulation therein."



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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(a)  Exhibits

  *3.1  Amended and Restated Certificate of Incorporation
   3.2  Bylaws, as amended at date
  *4.1  Reference is made to Exhibit 3.1
  *4.2  Reference is made to Exhibit 3.2
  *4.3  Specimen Common Stock Certificate
 *10.1  Form of 1995 Stock Option Plan
 *10.2  Form of 1998 Stock Incentive Plan
 *10.3  Form of 1998 Employee Stock Purchase Plan
 *10.4  Form of Indemnity Agreement for Officers and Directors

 *10.5 Restated Investors Rights Agreement dated May 16, 1997 among the Company, the founders and Common Stock Warrantholders, Series D Warrantholders and Common Stock holders and Investors.
 *10.6 Stock Purchase Agreement dated March 20, 1998 between the Company and Michael Vermillion
 *10.7 Supply Agreement dated March 20, 1998 between the Company, Michaels Concepts in Wood, Inc. and Michael Vermillion
 *10.8 Lease Agreement dated may 4, 1994 between the Company and Stephen and Christine Gordon
 *10.9 Commercial lease and Deposit Receipt dated October 18, 1994 and Addendums dated October 20, 1994 and November 21, 1994 between the Company and H. Koch and Sons
 *10.10 Office Lease dated February 21, 1997 between the Company and Paradise
        Point Partners
 *10.11 Standard Industrial/Commercial Multi-Tenant Lease dated May 12, 1997 between the Company and Mortimer B. Zuckerman
 *10.12 Fourth Amended and Restated Loan and Security Agreement dated April,
        1998
  10.13 Second Amendment to the Fourth Amended and Restated Loan and Security Agreement dated October, 1998
  27.1  Financial Data Schedule

* Incorporated by reference to Form S-1 (File No. 333-51027)filed on June 17, 1998.

(b)  Financial Statement Schedules

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(c)  Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the three month period ended October 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        RESTORATION HARDWARE, INC.
                                        --------------------------


Date: December 14, 1998                 /s/ Stephen Gordon
                                        --------------------------

                                        By:  Stephen Gordon
                                             Chief Executive Officer
                                             and Chairman


                                        RESTORATION HARDWARE, INC.
                                        --------------------------


Date: December 14, 1998                 /s/ Thomas Low
                                        --------------------------

                                        By:  Thomas Low
                                             Senior Vice President and
                                             Chief Financial Officer