Form 10-K405
period 1999-01-30
RESTORATION HARDWARE INC
filed 1999-04-29
CIK 863821

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NO. 000-24261

                           RESTORATION HARDWARE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                68-0140361
    (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OF ORGANIZATION)
         15 KOCH ROAD, SUITE J                            94925
        CORTE MADERA, CALIFORNIA                        (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 924-1005

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

     COMMON STOCK, $.0001 PAR VALUE                     NASDAQ/NMS
          TITLE OF EACH CLASS)               (NAME OF EACH EXCHANGE ON WHICH
                                                       REGISTERED)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of voting stock held by non-affiliates of the registrant was $257,075,915 as of April 3, 1999, based upon the closing price of the registrant's Common Stock on the Nasdaq National Market reported for April 3, 1999. Shares of voting stock held by each executive officer and director and by each person who on that date beneficially owned more than 5% of the outstanding voting stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

    16,396,461 shares of the registrant's $.0001 par value Common Stock were outstanding on April 3, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the registrant's definitive Proxy Statement to be filed for its 1998 Annual Meeting of Shareholders are incorporated by reference herein into
Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                     PAGE
                                                                     ----
                                  PART I
  Item 1.   Business...............................................     1
  Item 2.   Properties.............................................    12
  Item 3.   Legal Proceedings......................................    13
  Item 4.   Submission of Matters to a Vote of Security Holders....    13

                               PART II
  Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters....................................    14
  Item 6.   Selected Financial Data................................    15
  Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................    16
  Item 7A.  Quantitative and Qualitative Disclosures About Market
              Risk.................................................    23
  Item 8.   Financial Statements and Supplementary Data............    25
  Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure....................    42

                              PART III
  Item 10.  Directors and Executive Officers of the Registrant.....    43
  Item 11.  Executive Compensation.................................    43
  Item 12.  Security Ownership of Certain Beneficial Owners and
              Management...........................................    43
  Item 13.  Certain Relationships and Related Transactions.........    43

                               PART IV
  Item 14.  Exhibits, Financial Statement Schedules, and Reports of
              Form 8-K.............................................    43

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Restoration Hardware, Inc. and its subsidiaries ("Restoration Hardware" or the "Company") is a specialty retailer of home furnishings, functional and decorative hardware and related merchandise that reflects our classic and authentic American point of view. We market our merchandise through retail locations, mail order catalogues and on the world-wide web at www.restorationhardware.com. Our merchandise strategy and our stores' architectural style create a unique and attractive selling environment designed to appeal to an affluent, well educated 35 to 55 year old customer. We operated 65 stores in 24 states, the District of Columbia and in Canada at January 30, 1999. We operate on a 52 - 53 week fiscal year ending on the Saturday closest to January 31. The current 52-week fiscal year ("1998") ended on January 30, 1999.

     We commenced business more than 19 years ago as a purveyor of fittings and fixtures for older homes. Since then, we have evolved into a unique home furnishings retailer offering consumers an array of distinctive, high-quality and often hard-to-find merchandise. We display our broad assortment of merchandise in an architecturally inviting setting, which we believe appeals to both men and women. We believe that we create an attractive and entertaining environment in our stores by virtue of our eclectic product mix, which combines classic, high-quality furniture, lighting, home furnishings and functional and decorative hardware. Integral to the shopping experience, most product displays are complemented by our unique and often whimsical in-store signage program. This signage, created and written by our founder and CEO, Stephen Gordon, provides historical, anecdotal and sometimes nostalgic descriptions of products.

     In March 1998 we purchased The Michaels Furniture Company ("Michaels"), a manufacturer of classic, mission-style hardwood furniture. Prior to the acquisition Michaels was an independent supplier for our retail stores. Michaels was founded over 25 years ago by Michael Vermillion, the current President. Michaels began in a garage outfitted with a few hand tools and slowly developed to the present modern woodworking facility located in Sacramento, California.

RETAIL STORES

MERCHANDISING MIX

     We offer a broad but carefully edited selection of merchandise that provides a consistent point of view throughout the stores. The collection of merchandise, not traditionally found in a single store environment, include classic American styled furniture, home furnishings, lighting, functional and decorative hardware and discovery items. A key element within the merchandise mix are the discovery items, consisting of unusual, hard-to-find, sometimes whimsical and intriguing product offerings. The merchandise mix also includes proprietary products and hard-to-find products selected from non-traditional distribution channels that appear unique to our customers.

     Our typical retail store features approximately 7,000 square feet of selling space designed with a residential look and feel that we believe customers will want to recreate in their own homes. Each store carries approximately 5,500 SKUs, many of which are frequently turned over to refresh the store offerings and encourage customers to rediscover the store. In 1998, we increased our SKU count by approximately 600 items, adding approximately 1,300 new SKUs and discontinuing approximately 700 SKUs.

     Although we seek to have a broad assortment of merchandise within each of our product categories, our selection process is more item-driven than category-driven. We believe that each product should be able to stand on its own distinctive merits. No product is selected to simply round out a product category. The following table sets forth our product categories by percentage of sales for 1998:

                   PRODUCT CATEGORY                      % OF SALES
                   ----------------                      ----------
Furniture and Lighting.................................      43%
Discovery Items, Accessories and Books.................      23
Hardware and Housewares................................      17
Bath and Bedroom.......................................       9
Garden and Other.......................................       8
                                                            ---
                                                            100%
                                                            ===

STORE LAYOUT

     Products are displayed in an open and airy residential setting which encourages the customers to wander from room to room, passing through a foyer, adjacent hardware rooms, library, living room, bedroom and bath and garden areas. Discovery items and other products are cross-merchandised within these core groupings to allow for surprising product combinations and to increase impulse buying. This room design reinforces the residential ambience of a Restoration Hardware store and provides customers with a model for interior design that validates their purchasing decisions.

     Foyer and Hardware Rooms. Customers enter Restoration Hardware through the store's foyer, where we use an open design and changing product presentation to draw customers into the store. Merchandise assortments are frequently rotated in this area, maintaining freshness and inviting customers to discover and explore the store. To the right and left of the foyer, we display hardware. Hardware is both the genesis of our business and an increasingly important point of differentiation for our stores. Even as we increase assortments in furniture and furnishings, we remain committed to increasing products in the hardware and fittings category. The first hardware room includes a broad assortment of cabinet hardware, comprised of over 600 knobs and pulls in a wide variety of finishes. The second hardware room features classic items such as house plaques and numbers, mailboxes, knockers and numerous fittings, all designed for easy installation by the customer. In addition, since most of the hardware is wall-mounted, we are able to devote valuable floor space in the hardware rooms to merchandise such as furniture and lighting.

     Living Room. The living room serves as the main display room. A typical living room is designed with high ceilings, bronze chandeliers and a mix of merchandise that is frequently changed. We utilize the living room to highlight furniture and lighting items such as the Zoe Sofa and Beaux Arts Torchiere floor lamp. We often stock select book titles in this area, such as "Legacy," and home furnishings to further enhance the residential nature of this space. In addition, to take advantage of the high traffic in the living room, we cross-merchandise many of our impulse oriented discovery items here.

     Library. Comfortable upholstered and rich leather chairs welcome customers into the library, where they are invited to browse through the wide assortment of books. Libraries often feature a fireplace with a richly detailed mantel to enhance the ambience. We carry how-to books on gardening, woodworking, interior decorating and home renovation as well as reference and "coffee table" books on architecture, design and a variety of other subjects. Books are displayed as sources of information and entertainment as well as decorative accessories. Carefully selected titles such as "Measure Twice, Cut Once" and "Bedside Prayers" are also featured throughout the store, further emphasizing our point of view.

     Bedroom and Bath Area. The bedroom features furniture, an assortment of proprietary linens and duvets and a broad collection of drapery rods and panels. The bath area features a clawfoot bath tub, towel bars, hooks, mirrors and other items designed to allow customers to easily embellish the bath. These items include soap dishes and canisters in glass, stainless, aluminum, pewter and ceramic as well as shower curtains, rings and hooks.

     Garden Area. The garden room features limestone floors, skylights, a fully functioning fountain and greenery to present an ambience suitable for display of our gardening merchandise. Products typically include outdoor furniture, fountains, statuary, silk flowers, planters, tools and accessories. During the spring and summer months, the mix of merchandise within the garden is broadened.

PRODUCT SELECTION, PURCHASING AND SOURCING

     We make merchandise purchases from over 500 vendors. These vendors include major domestic manufacturers, specialty niche manufacturers and importers. We maintain agents in China, India, England, France, Portugal and Eastern Europe and our merchandising team travels to Asia and Europe in search of new products. By sourcing products offshore, we seek to achieve increased buying effectiveness and ensure exclusivity for a portion of our product line. In many instances, we also work closely with our vendors to develop products which are unique to Restoration Hardware.

ADVERTISING AND MARKETING

     We have traditionally focused our advertising efforts and expenditures in the third and fourth quarters. Print campaigns are conducted in October, November and

December featuring full page advertisements in major market and regional newspapers. Print advertising is focused on line drawings of specific products, accompanied by our distinctive product descriptions. We run both a "Famous Fall Lighting Sale" campaign and a "Holiday Wit & Wisdom" campaign. In connection with the latter campaign, we also direct mail a holiday gift guide with holiday gift suggestions and a response card designed to increase store traffic.

     We maintain a public relations effort designed to ensure national and regional press to support our brand awareness as well as to support new store openings in both existing and new markets. In addition, we maintain a website, www.restorationhardware.com, designed to promote consumer awareness of Restoration Hardware and generate store traffic. We plan to commerce enable our website during 1999 with over 400 SKUs across all merchandise categories.

STORE OPERATIONS AND DISTRIBUTION

     Our store operations and distribution channels are critical components in our ability to satisfy our customers and build the brand awareness and loyalty we strive for. We strongly emphasize customer service.

     Store operations are managed through several operating districts. Each district manager is responsible for approximately eight stores. To ensure delivery of excellent customer service, a typical store is staffed by a store manager, an assistant store manager and anywhere from five to 30 store associates depending on expected customer traffic. Store associates are assigned to one or more of the rooms within the store to ensure that customer needs are addressed in each part of the store. In order to retain and motivate qualified employees, we compensate our store managers with base salaries plus both monthly and yearly bonuses based on sales and profit performance. Assistant managers and store associates receive bonuses for team efforts in comparable sales performance and performance to budget. We conduct training in a number of areas, including product knowledge, and have a culture that empowers staff to go to great lengths to satisfy their customers.

STORE SELECTION AND STORE LOCATIONS

     We are opportunistic in selecting the best locations available that satisfy our demographic, financial and other criteria. All potential sites are subject to extensive analysis, including demographic and psychographic factors, the look and feel of the site and the terms of the lease. We utilize the services of outside firms to provide market and demographic data and to assist in locating and securing potential locations.

CATALOGUE

     Our mail order business complements our retail business by building customer awareness of a concept and acting as an effective advertising vehicle. Our current mail order format and business began in the spring of 1997 when we introduced a 32-page "test" catalogue with a total circulation of 150,000 books.

     During 1998 we expanded our mail order business and hired the personnel to support the marketing, merchandising and operations development. We out-source the fulfillment aspects of the business including telemarketing, customer service and distribution through a partnership with National Catalog Corporation ("NCC"). The NCC facility is located in Portland, Tennessee.

     From August 1998 through December 1998 we distributed approximately 1.1 million 68-page catalogues. Over 60% of the catalogues were distributed in November and December 1998, the holiday gift-giving season. We mail catalogues to persons with demographic profiles similar to those of customers in our retail stores. For 1998, these persons were primarily identified through the exchange or rental of lists from other mail order businesses, various publications and internally generated customer lists.

     We believe the catalogue is a key resource to further develop our brand to both retail customers and customers outside of the retail trade area. We are dedicated to the "One Company Concept" and therefore all products offered in the catalogue are also available in our stores. Catalogue copies are also provided to stores to be given to their customers.

THE MICHAELS FURNITURE COMPANY

     Michaels offers a line of furniture for the home with approximately 100 different styles available. The specific product lines include living room, bedroom, dining room, home office and accessory items. Of the available styles, two pieces are exclusive to Restoration Hardware. In 1998, the cherry wine rack and CD cabinet were designed collaboratively by Michaels and Restoration Hardware product development teams. Additional proprietary products are planned for development in 1999.

     Michaels currently operates two full-time shifts in a three-building manufacturing facility in Sacramento, California. Michaels maintains little, if any, finished goods and all goods produced are pre-sold. At January 30, 1999 Michaels had approximately 150 customers in addition to Restoration Hardware. Sales to Restoration Hardware represented 35% of Michaels' total sales during 1998.

MANAGEMENT INFORMATION SYSTEMS

     Our retail management information systems ("MIS") include fully integrated store, merchandising, distribution and financial systems. In 1995, we completed the implementation of STS Systems, an MIS system utilized by many leading retailers. This system includes point-of-sale ("POS") data collection and integrates purchase order management, sales reporting, merchandise analysis and stock replenishment, as well as accounting functions.

     These systems utilize a Unix-based minicomputer to run third-party software, and we currently rely on STS Systems for both our hardware and software support of our systems. Sales information is updated daily in the sales audit and merchandise reporting systems by polling transaction data from each store's POS terminals. Our store POS system consists of registers providing price look-up, scanning of bar-coded tickets and capture of credit information and payroll hours. The POS system also tracks inventory receipts and transfers, which are uploaded to the host system, and price changes, which are downloaded into the POS devices. Information obtained from nightly polling also results in automated merchandise replenishment in response to the specific SKU requirements of each store. We evaluate information obtained through such reporting to implement decisions regarding merchandising assortment, allocation and markdowns. In addition, this information allows us to forecast purchasing requirements based on the combination of recent sales trends and historical purchase patterns. We believe that our management information systems are an important factor in allowing us to efficiently support our rapid growth and maintain a competitive industry position.

COMPETITION

     We compete with a wide variety of national, regional and local retailers. However, due to the fragmented nature of the home furnishings industry in the United States and the fact that our merchandise consists of multiple categories, the competitive landscape is likely to vary substantially based on each individual market. Competition exists from businesses utilizing a similar retail store strategy, as well as traditional furniture stores and department stores. Competitors that are utilizing a similar retail store strategy include Pottery Barn (a subsidiary of Williams-Sonoma, Inc.), Crate & Barrel, Z Gallerie and Pier 1 Imports. We also compete to a lesser extent with the catalogue operations of companies such as Smith & Hawken and Williams-Sonoma. Many of our competitors are larger and have substantially greater financial, marketing and other resources.

     We believe that the ability to compete successfully is determined by several factors, including breadth and quality of product selection, effective merchandise presentation, customer service, pricing and store location. We believe that we are able to compete favorably on the basis of these factors.

TRADEMARKS

     We have registered our trademark "Restoration Hardware" in the United States, Mexico and Canada.

     The "proprietary" products referred to in this annual report on Form 10-K consist of products which are labeled or packaged using the "Restoration Hardware" trademark, or products procured from vendors on an exclusive basis for sale to consumers only through the Company. Such products have not historically accounted for a significant portion of our revenue although we expect sales of these products to increase over time. Other than the foregoing trademark appearing thereon, these products do not constitute intellectual property per se.

EMPLOYEES

     At January 30, 1999 we had approximately 1,400 full-time employees and 800 part-time employees. We believe we maintain good employee relations.

EXECUTIVE OFFICERS OF THE COMPANY

     Stephen Gordon (48) -- Chairman of the Board, Chief Executive Officer and Founder. Mr. Gordon founded the Company in 1980 and has served as Chief Executive Officer and a Director since that time. Mr. Gordon also served as President until August 1998. Until the recruitment of a professional management team in 1994 and 1995, Mr. Gordon actively managed all aspects of the business. Mr. Gordon has successfully led the Company through a long period of comparable store net sales growth and consistent profitability at the store level. He obtained his B.A. at Drew University and his M.A. in Psychology from Humboldt State University.

     Thomas Christopher (51) -- President, Chief Operating Officer and Director. Mr. Christopher joined the Company as Executive Vice President, Chief Operating Officer and a Director in June 1994 and was promoted to President in August 1998. Prior to joining Restoration Hardware, Mr. Christopher was with Barnes & Noble, Inc. for five years where he served in various capacities, including Chief Executive Officer of Bookstop Inc. and President of Barnes & Noble Superstores. Previously, Mr. Christopher worked for 19 years at Pier 1 Imports, a national chain of home furnishing retail stores, where he served in a variety of roles, including Executive Vice President of Operations. He obtained his B.B.A. in Economics from Kent State University.

     Thomas Low (40) -- Senior Vice President, Chief Financial Officer and Secretary. Mr. Low joined the Company as Senior Vice President and Chief Financial Officer in April 1995. From July 1986 to March 1995, Mr. Low served in various capacities with Home Express, Inc., a retailer of home furnishings, including Controller from June 1990 to March 1995. Prior to joining Home Express, Inc., Mr. Low served as a financial analyst with W.R. Grace & Co. in its restaurant division. He obtained his B.S. in Resource Science from the University of California, Davis and his M.B.A. with a Finance Concentration from the University of California, Irvine.

FACTORS THAT MAY AFFECT FUTURE RESULTS

SEASONALITY AND QUARTERLY FLUCTUATIONS

     Our business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday season. Due to the importance of the holiday selling season, the fourth quarter of each year has historically contributed, and we expect it will continue to contribute, a disproportionate percentage of our net sales and most of our net income for the entire year. In anticipation of increased sales activity during the fourth quarter we incur significant additional expenses. If, for any reason, our sales were to fall below our expectations in November and December, our business, financial condition and annual operating results would be materially adversely affected. In addition, we make decisions regarding merchandise well in advance of the season in which it will be sold, particularly for the holiday selling season. Significant deviations from projected demand for products could have a material adverse effect on our financial condition and results of operations.

     Our quarterly results of operations may also fluctuate based upon a variety of other factors, including, among other things, the number and timing of store openings and related preopening store expenses, the amount of net sales contributed by new and existing stores, the mix of products sold, the timing and level of markdowns, promotional events, store closings, refurbishments or relocations, the mix of Michaels sales to third parties, adverse weather conditions, shifts in the timing of holidays, timing of catalogue releases or catalogue sales, competitive factors and general economic conditions. For example, we held our first off-price furniture sale event in the first quarter of 1999. While we expect that this event will have a positive impact on sales, we also expect that the sale event will put pressure on our merchandise margins, which could adversely affect our results form operations. We have experienced, and expect to continue to experience, substantial seasonal fluctuations in our sales and operating results, which is typical of many retailers. Historically, a disproportionate amount of our retail sales, approximately half of our annual net sales, and nearly all of our profits have been realized during the fourth quarter. We expect this pattern to continue during the current year and anticipate that in subsequent years the fourth quarter will continue to contribute disproportionately to our operating results, particularly during November and December.

IMPLEMENTATION AND MANAGEMENT OF AGGRESSIVE GROWTH STRATEGY

     Our net sales and net income have grown significantly during the past several years, primarily as a result of the opening of new stores. We intend to continue to pursue an aggressive growth strategy for the foreseeable future, and our future operating results will depend largely upon our ability to open and operate stores and manage a larger business successfully. We intend to open approximately 30 new stores in 1999 (of which 2 stores have been opened as of April 3, 1999). Our ability to open stores on a timely basis and the performance of such stores will depend upon many factors, including, among others, our ability to identify and enter new markets, locate suitable store sites, negotiate acceptable lease terms, hire and train store managers and sales associates and obtain adequate capital resources on acceptable terms. Any restrictions on our ability to expand would have a material adverse effect on our business, results of operations and financial condition. As a result, there can be no assurance that we will be able to achieve our targets for opening new stores. Moreover, there can be no assurance that our new stores will be successful or achieve operating results comparable to our existing stores.

     We plan to continue to enter new markets in various regions of the United States in 1999 and 2000. Operation of a greater number of new stores and expansion into new markets may present competitive, distribution and merchandising challenges that are different from those currently encountered by us in our existing stores and markets. In addition, there can be no assurance that our expansion within our existing markets will not adversely affect the individual financial performance of our existing stores or our overall results of operations. Specifically, we cannot determine the impact on current profitability as we expand our distribution of catalogues and increase our mail order business.

     We will need to continually evaluate the adequacy of our store management and management information and distribution systems to manage our planned expansion. There can be no assurance that we will anticipate all of the changing demands that our expanding operations will impose on such systems, and the failure to adapt our systems and procedures to such changing demands could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that we will successfully achieve our expansion targets or, if achieved, that planned expansion will not have an adverse impact on results of operations.

     We will need to increase our production capacity and improve the manufacturing process at Michaels to meet our store and product growth demands. Additionally, Michaels currently supplies product to many third party dealers. There can be no assurance that sales to third party dealers will continue or that a change in the mix of sales within the Company and to third party dealers will not adversely impact the results of operations. There can be no assurance that we will be able to adequately supply the retail stores or third party dealers and operate Michaels at the historical levels of profitability.

     We anticipate that we will need to expand our current distribution network to accommodate our planned expansion in 1999 and thereafter and are currently investigating a new Warehouse Management System as well as a change in distribution strategy. There can be no assurance that such change will not cause disruptions that could materially adversely affect our business, results of operations and financial condition. We rely on third party warehouses to handle our products and the expense related to this fluctuates with inventory levels and there can be no assurance that we can reduce this expense as inventory levels increase. Further, we rely upon third party carriers and warehouses for our product shipments, including shipments to and from all of our stores, and accordingly are subject to the risks, including employee strikes and inclement weather, associated with such carriers' ability to provide warehousing and delivery services to meet our needs. In addition, distribution, warehousing and freight costs also fluctuate as a result of sales activity and there is no assurance that we can generate sufficient merchandise margins to offset these additional costs. We are also dependent upon temporary employees to adequately staff our distribution facility, particularly during busy periods such as the Christmas season and while stores are opening. There can be no assurance that we will continue to receive adequate assistance from our temporary employees, or that there will continue to be sufficient sources of temporary employees.

     Historically, cash flow from operations has been insufficient to finance our growth and we have relied upon our line of credit and the proceeds from our initial public offering in June 1998 to finance working capital requirements. There can be no assurance that our operations will generate sufficient cash flow or that adequate financings will be available to finance our continued growth.

SMALL STORE BASE

     We operated 65 stores at January 30, 1999. The results achieved to date by our relatively small store base may not be indicative of the results that may be achieved from a larger number of stores. In addition, should any new store be unprofitable or should any existing store experience a decline in profitability, the effect on our results of operations could be more significant than would be the case if we had a larger store base.

FLUCTUATIONS IN COMPARABLE STORE SALES

     A variety of factors affect our comparable store sales including, among others, the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise mix, promotional events, the impact of competition and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past and we believe that such fluctuations may continue. Our comparable store net sales increases for 1998, 1997 and 1996 were 12.3%, 11.1% and 24.5%, respectively. Past comparable store sales results are no indication of future results, and we expect that our comparable store sales results will decrease in the future.

DEPENDENCE ON KEY PERSONNEL

     Our performance depends largely on the efforts and abilities of executive and senior management team, particularly Stephen Gordon, our Chief Executive Officer and founder, Thomas Christopher, our President and Chief Operating Officer, and Thomas Low, our Chief Financial Officer. The loss of Mr. Gordon's services or the services of other members of the management team could have a material adverse effect on our business, results of operations and financial condition. We do not have employment agreements with any of the members of our executive management team. In addition, our performance will depend upon our ability to attract and retain qualified management, merchandising and sales personnel. There can be no assurance that Mr. Gordon and the existing management team will be able to manage the Company or our growth or that we will be able to attract and retain additional qualified personnel as needed in the future.

DEPENDENCE ON KEY VENDORS

     Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. Although we have many sources of merchandise, two of our vendors (Mitchell Gold, a manufacturer of upholstered furniture and Robert Abbey Inc., a manufacturer of table and floor lamps) together accounted for approximately 15% of our aggregate merchandise purchases in 1998. In addition, our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have limited the distribution of their merchandise in the past. We have no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products and any vendor or distributor could discontinue selling to us at any time. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future, or be able to develop relationships with new vendors or that any inability to acquire suitable merchandise or the loss of one or more key vendors will not have a material adverse effect on our business, results of operations and financial condition.

     In addition, a single vendor supports our management information systems and we have generally employed a single general contractor to oversee the construction of our new stores. A failure by such vendor to support these systems or by such contractor to continue such services adequately could have a material adverse effect on the Company. We are currently replacing a non-Y2K compliant software system at Michaels and expect to have the new software in place by July 1999. The failure of this implementation could have a material adverse effect on the production capabilities of Michaels.

DEPENDENCE ON IMPORTS AND VULNERABILITY TO IMPORT RESTRICTIONS

     We purchased approximately 15% of our merchandise directly from vendors located abroad, primarily in India, and expect that such purchases will increase slightly as a percentage of total merchandise purchases in 1999. These arrangements are subject to the risks of relying on products manufactured abroad, including import duties and quotas, loss of "most favored nation" trading status, currency fluctuations, work stoppages, economic uncertainties including inflation, foreign government regulations, political unrest and trade restrictions, including United States retaliation against foreign trade practices. While we believe that we could find alternative sources of supply, an interruption or delay in supply from India or our other foreign sources, or the imposition of additional duties, taxes or other charges on these imports could have a material adverse effect on our business, financial condition and results of operations unless and until alternative supply arrangements are secured. Moreover, products from alternative sources may be of lesser quality and/or more expensive than those we currently purchase.

CHANGES IN CONSUMER TRENDS

     Our success depends on our ability to anticipate and respond to changing merchandise trends and consumer demands in a timely manner. We believe we are benefiting from a lifestyle trend toward increased interest in home renovation, gardening and interior decorating. Any change in such trend could adversely affect consumer interest in our major product lines. Moreover, our products must appeal to a broad range of consumers whose preferences cannot always be predicted with certainty and may change between sales seasons. If we misjudge either the market for our merchandise or our customers' purchasing habits, we may experience a material decline in sales or be required to sell inventory at reduced margins. We could also suffer a loss of customer goodwill if our stores or newly acquired furniture making operations do not adhere to our quality control or service procedures or otherwise fail to ensure satisfactory quality of our products. These outcomes may have a material adverse effect on our business, operating results and financial condition.

GENERAL ECONOMIC CONDITIONS

     Certain economic conditions affect the level of consumer spending on merchandise that we offer, including, among others, general business conditions, interest rates, taxation and consumer confidence in future economic conditions. Adverse economic conditions and any related decrease in consumer demand for discretionary items such as those offered by us could have a material adverse effect on our business, results of operations and financial condition.

GOVERNMENT REGULATION

     Many of our imported products are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods which may be imported into the United States and other countries. In addition, we are subject to currency fluctuations, work stoppages, economic uncertainties including inflation, foreign government regulations, political unrest and trade restrictions, including United States retaliation against foreign practices.

ITEM 2. PROPERTIES

     We currently lease three properties located in Corte Madera, California, which are used as our headquarters. The first property consists of approximately 3,600 square feet of office space and approximately 11,000 square feet of warehouse space. The lease expires on November 30, 1999, with an option to extend the lease for one additional three-year term. The second and third properties consist of approximately 21,000 square feet of office space and the leases expire on May 15, 2002.

     We lease approximately 160,000 square feet of warehouse space in Hayward, California, for use as our main distribution center. The lease expires on July 31, 2004, with an option to extend the lease for one additional five-year term. We lease an additional 191,000 square feet of warehouse space in Tracy, California, also for use as a distribution center. The lease expires on September 1, 2003. We lease approximately 50,000 square feet for use as a distribution center in Oakland, California, which is subleased for the duration of the lease.

     As of January 30, 1999, we leased approximately 718,000 gross square feet for our 65 retail stores. The retail stores lease terms range from 10 to 15 years. Most leases for retail stores provide for a minimum rent, typically including escalating rent increases, plus a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses.

     Michaels leases three properties used for the manufacturing and storage of its mission-style hardwood furniture, in Sacramento, California. The main property consists of approximately 100,000 square feet of manufacturing space and 7,000 square feet of office space. The lease expires on February 28, 2008, with options to extend the lease for two additional 5-year terms. The second property consists of approximately 16,000 square feet of warehouse space which is used to house finished upholstered goods and is currently leased month to month. Approximately 11,600 square feet of this space is subleased. The third property consists of 7,000 square feet of warehouse space which is used to store unused manufacturing equipment and is currently leased month to month.

     The following table identifies our store locations at January 30, 1999:

Alabama
Birmingham

Arizona
Phoenix

California
Berkeley
Corte Madera
Danville
Eureka
Los Angeles (2)
Newport Beach
Palo Alto
Pasadena
San Diego
San Mateo
Santa Monica
Sherman Oaks
Walnut Creek
Woodland Hills

Colorado
Denver
Littleton

Connecticut
Farmington

Florida
Aventura
Miami
Palm Beach
Tampa

Georgia
Atlanta (2)

Illinois
Naperville
Schaumburg
Skokie

Kansas
Leawood
Wichita

Louisiana
Metairie

Massachusetts
Boston
Chestnut Hill
Peabody

Michigan
Troy

Minnesota
Edina
St. Paul

Missouri
Richmond Heights

New Jersey
Paramus
Princeton
Short Hills

New York
Garden City
New York
West Nyack
White Plains

North Carolina
Charlotte
Raleigh

Oregon
Portland

Pennsylvania
King of Prussia
Philadelphia
Pittsburgh

Tennessee
Germantown
Nashville

Texas
Dallas
Houston (2)
San Antonio

Utah
Salt Lake City

Virginia
Alexandria
McLean

Washington
Seattle (2)

Canada
Vancouver, B.C.

District of Columbia
Washington, D.C.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings against Restoration Hardware. We are, however, involved in routine litigation arising in the ordinary course of our business, and, while the results of the proceedings cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock is listed on the NASDAQ National Market System (the "Exchange") under the symbol "RSTO". Our common stock was first traded on the Exchange on June 19, 1998, concurrent with the underwritten initial public offering of shares of our common stock at an initial price to the public of $19.00 per share (the "Offering"). Prior to the Offering there was no established public trading market for our shares. The closing price of our common stock on the Exchange was $21.19 on April 3, 1999.

     Our common stock has experienced substantial price volatility, particularly as a result of quarterly fluctuations in our financial results and factors not directly related to our operating performance, such as product or financial result announcements by competitors. These factors, as well as general economic conditions, such as recessions or high interest rates, may adversely affect the market price of the common stock.

STOCKHOLDERS

     The number of common stockholders of record as of April 3, 1999 was 110. This number excludes stockholders whose stock is held in nominee or street name by brokers.

DIVIDEND POLICY

     No dividends have been declared on our common stock since the Offering. Our existing credit facility requires compliance with certain financial loan covenants and prohibits dividend payments and as such, it is not anticipated that we will pay any dividends in the foreseeable future.

STOCK PRICE INFORMATION

     Set forth below are the high and low closing sale prices for shares of our common stock for the partial period ending August 1, 1998 and the two full quarters following that period in 1998 as reported by the NASDAQ National Market System. These prices do not include retail markups, markdowns or commissions.

                QUARTER ENDING                    HIGH      LOW
                --------------                   ------    ------
August 1, 1998.................................  $37.00    $25.13
  (Commencing on June 19, 1998)
October 31, 1998...............................   36.50     10.88
January 30, 1999...............................   28.25     17.25

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth summary, consolidated financial information for operations for the years indicated. This information is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements, related notes thereto and other financial data included elsewhere herein. These historical results are not necessarily indicative of the results to be expected in the future.

    (IN THOUSANDS EXCEPT PERCENTAGES,
PER-SHARE AMOUNTS AND RETAIL STORES DATA)  1998(1)      1997     1996(2)     1995      1994
-----------------------------------------  --------   --------   --------   -------   -------
Results of Operations
Net Sales.........................         $209,375   $ 97,872   $ 39,672   $13,238   $ 6,452
  Earnings before income taxes....            8,247      3,056      1,366       413       302
  Net earnings....................            4,866      1,748        796       236       175
  Net earnings (loss) available to common
     stockholders.................            3,867     (5,285)       628       236       175
  Basic earnings per-share........             0.33      (1.20)      0.13      0.05      0.03
  Diluted earnings per-share......             0.23      (1.20)      0.06      0.03        --
Financial Position
  Working capital.................           34,909      8,188      6,501     5,260     2,093
  Long-term debt and other liabilities...        12     10,678      1,580     1,710       199
  Total assets....................          164,245     87,233     32,230    16,330     3,280
  Redeemable preferred stock......               --     43,033     13,856     7,737     1,665
  Shareholders' equity............           83,755    (11,748)     1,505       877       631
Retail stores
  Store count.....................               65         41         20        10         5
  Comparable store sales growth(3)...          12.3%      11.1%      24.5%     12.9%      n/a
  Average selling sq. ft. per store(4)...     6,431      6,113      4,805     3,865     2,674
  Store selling sq. ft. at year-end...      418,025    250,622    100,897    38,650    13,369
  Average net sales per selling sq.
     ft.(5).......................         $    567   $    583   $    651   $   636   $   349

---------------
(1) The results of operations for 1998 include the results of Michaels from the date of acquisition, March 20, 1998.

(2) 1996 was a 53-week fiscal year. For purposes of comparable store sales increase and average net sales per selling square foot, 1996 results were calculated to correspond with 52-week years.

(3) Comparable store sales are defined as sales from stores whose gross square feet did not change by more than 20% in the previous 12 months and which have been open at least 12 full months. Stores generally become comparable in the 14th month of operation. The comparable store percentage in 1997 includes two stores which were renovated in 1997.

(4) Average selling square footage per store is calculated by dividing total selling square footage by the number of stores open at the end of the period indicated.

(5) Average net sales per selling square foot is calculated by dividing total net sales by the weighted average selling square footage of the stores open during the period indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET SALES

     Net sales consist of the following components:

                                   % OF              % OF              % OF
(DOLLARS IN THOUSANDS)    1998     TOTAL    1997     TOTAL    1996     TOTAL
----------------------  --------   -----   -------   -----   -------   -----
Retail sales.........   $191,013    91.2%  $97,688    99.8%  $39,672   100.0%
Other sales..........     18,362     8.8%      184     0.2%       --     0.0%
                        --------   -----   -------   -----   -------   -----
Total net sales......   $209,375   100.0%  $97,872   100.0%  $39,672   100.0%
                        ========   =====   =======   =====   =======   =====

     Net sales for Restoration Hardware, Inc. and its subsidiaries (the "Company") for the 52 weeks ended January 30, 1999 ("1998") increased $111,503, or 114%, over net sales for the 52 weeks ended January 31, 1998 ("1997"). Net sales for 1997 increased $58,200, or 147%, over net sales for the 53 weeks ended February 1, 1997 ("1996"). As of January 30, 1999 we operated 65 stores in 24 states, the District of Columbia and in Canada. The net sales increase year to year is principally due to new store openings and comparable store sales growth, and in 1998 includes the sales from The Michaels Furniture Company ("Michaels") which was acquired in early 1998.

RETAIL SALES

         (DOLLARS IN THOUSANDS)             1998        1997        1996
         ----------------------           --------    --------    --------
Retail sales............................  $191,013    $ 97,688    $ 39,672
Retail growth percentage................      95.5%      146.2%      199.7%
Comparable store sales growth...........      12.3%       11.1%       24.5%
Number of stores at year-end............        65          41          20
Average selling sq. ft. per store.......     6,431       6,113       4,805
Store selling sq. ft. at year-end.......   418,025     250,622     100,897
Average net sales per sq. ft. ..........  $    567    $    583    $    651

     Retail sales increased in 1998 from 1997 and in 1997 from 1996 primarily due to new store openings and an increase in comparable store sales. The increase in comparable store sales was primarily attributable to increases in unit sales rather than increases in prices or changes in the mix of sales between the product categories. Comparable store sales are defined as sales from stores whose gross square feet did not change by more than 20% in the previous 12 months and which have been open at least 12 full months. Stores generally become comparable in the 14th month of operation. In any given period, the set of stores comprising comparable stores may be different than the comparable stores in the previous period, depending on when stores were opened. The Company does not expect comparable store sales to continue to increase at historical rates.

     Average retail selling square footage increased slightly to 6,431 in 1998 from 6,113 in 1997 while average net sales per square foot declined slightly to $567 in 1998 from

$583 in 1997. Average net sales per square foot is calculated by dividing total net sales by the weighted average selling square footage of stores opened during the year.

OTHER SALES

     Other sales in 1998, which consists of Michaels sales and catalogue sales, increased from 1997 primarily due to the acquisition of Michaels. All intercompany sales have been eliminated in consolidation. Since the acquisition date, Restoration Hardware accounted for approximately 35% of Michaels' sales.

COST OF GOODS SOLD AND OCCUPANCY

     Cost of goods sold and occupancy expense increased $75.7 million to $141.4 million in 1998 from $65.7 million in 1997. Cost of goods sold and occupancy expenses expressed as a percentage of net sales increased 0.3 percentage points to 67.5% in 1998 from 67.2% in 1997. Retail merchandise margins improved in 1998 over 1997, principally due to lower costs from increased imported products, but was offset by slightly higher occupancy costs and costs related to the procurement and distribution of merchandise. Typically, new stores experience higher occupancy costs as a percentage of sales in the first year of operation than mature stores. Additionally, during promotional events, the Company typically recognizes lower retail margins on some products and generally incurs higher distribution costs related to the higher sales volumes associated with the event, which could adversely affect results of operations. The Company will continue to explore initiatives to reduce the costs related to the procurement and distribution of merchandise. Cost of goods sold and occupancy expense increased $40.4 million to $65.7 million in 1997 from $25.3 million in 1996. Cost of goods sold and occupancy expenses expressed as a percentage of net sales increased 3.5 percentage points to 67.2% in 1997 from 63.7% in 1996. Similar to 1998, retail merchandise margins in 1997 were improved over 1996 due to an increase in imports, but was offset by higher occupancy costs and costs related to the procurement and distribution of merchandise.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expense increased $29.6 million to $56.7 million in 1998 from $27.1 million in 1997. Selling, general and administrative expenses expressed as a percent of net sales declined 0.6 percentage points to 27.1% in 1998 from 27.7% in 1997. Higher sales leveraged the corporate administrative expenses, but was partially offset by the higher inventory storage, distribution and transportation costs at the stores. A part of the increase from 1997 can also be attributed to the additional expenses incurred at Michaels. Selling, general and administrative expense increased $14.9 million to $27.1 million in 1997 from $12.2 million in 1996. Selling, general and administrative expenses expressed as a percentage of net sales decreased 3.1 percentage points to 27.7% in 1997 from 30.8% in 1996. Higher sales in 1997 leveraged the corporate administrative expenses and selling expenses compared to 1996 and in 1997 we closed the Eureka corporate offices.

PRE-OPENING STORE EXPENSE

     Pre-opening store expense increased $195,000 to $2.1 million in 1998 from $1.9 million in 1997 due to the increase in number of store openings. Average pre-opening expense per store for the 24 stores opened in 1998 was approximately $82,000. Pre-opening store expense includes all costs associated with the start-up of the store prior to opening including recruiting, payroll, travel, supplies, occupancy related and advertising. Pre-opening store expense increased $1.2 million to $1.9 million in 1997 from $681,000 in 1996 due to the increase in number of store openings. Average pre-opening expense per store for the 21 stores opened in 1997 was approximately $89,000.

INTEREST EXPENSE, NET

     Interest expense, net of interest income, increased $779,000 to $918,000 in 1998 from $139,000 in 1997. In the first two quarters of 1998 the Company incurred interest expense under its line of credit facility due to high borrowings to fund the new store expansion. The proceeds from the initial public offering in June of 1998 were used to pay down the line of credit borrowings and fund the remaining store openings in 1998. Interest expense increased $26,000 to $139,000 in 1997 from $113,000 in 1996. Prior to the initial public offering the Company raised capital through private equity financings. In 1997 the Company raised approximately $14.2 million, net of preferred stock repurchased, by issuing the Series D Preferred Stock. This private placement funded the majority of 1997 new store expansion and borrowings under the Company's line of credit facility did not increase until the fourth quarter of 1997.

INCOME TAXES

     The Company's effective tax rate was 41.0% in 1998, as compared to 42.8% in 1997 and 41.7% in 1996. These rates reflect the effect of aggregate state tax rates based on a mix of retail sales and catalogue sales in the various states in which the Company has sales or conducts business.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's main sources of liquidity and capital have been cash flows from operations, borrowings under its credit facilities and proceeds from equity financings and the initial public offering. The Company's primary capital requirements have been for new store development, working capital and general corporate needs.

     Net cash provided by operating activities increased $12.2 million to $16.3 million in 1998 from $4.1 million in 1997. The increase resulted primarily from the increase in net income and increases related to non-cash charges for depreciation and amortization and increases in accounts payable and accrued expenses and deferred lease incentives. These net cash increases were partially offset by increases in merchandise inventories and prepaid expenses. Net cash provided by operating activities increased $5.3 million to $4.1 million in 1997 from a net cash used from operations of $1.2 million in 1996. This change was primarily attributable to the net increase in merchandise inventory of $16.0 million, partially offset by net increases in accounts payable and accrued expenses of $11.2 million and deferred lease incentives of $7.3 million in 1997 from 1996 due to the increase in store base from 20 stores in 1996 to 41 stores at the end of 1997.

     Net cash used in investing activities increased $17.4 million to $44.2 million in 1998 from $26.8 million in 1997. In 1998, approximately $35.6 million was spent on new store capital expenditures and approximately $2.0 million was spent on equipment and furniture for the corporate office, compared to total capital expenditures of $26.8 million in 1997. Net cash used in investing activities for 1998 also includes the $6.1 million used in connection with the acquisition of The Michaels Furniture Company. Net cash used in investing activities increased $16.2 million to $26.8 million in 1997 from $10.6 million in 1996, all of which was attributable to the new store and home office expansion. The Company opened 21 stores in 1997 and 10 stores in 1996. The Company is planning to open an additional 30 retail stores during 1999 and estimates total capital expenditures to be approximately $55.0 million.

     Net cash provided by financing activities increased $11.8 million to $35.1 million in 1998 from $23.3 million in 1997. In 1998 the Company raised $47.6 million from an initial public offering and repaid approximately $11.9 million in line of credit borrowings. Net cash provided by financing activities increased $17.5 million to $23.3 million in 1997 from $5.8 million in 1996. In 1997, the Company raised capital of $14.2 million, net of $12.7 million of preferred stock redeemed, through a private placement of Series D Preferred Stock and borrowed approximately $9.8 million on the line of credit. In 1996, the Company raised net proceeds of $6.0 million from a private placement of Series C Preferred Stock.

     On August 12, 1998, the Company amended its line of credit agreement. The amended agreement allows for cash borrowings and letters of credit up to $70.0 million, an increase of $12.0 million from the agreement dated April 30, 1998. The agreement has also been extended to June 30, 2000, from the previous maturity date of December 22, 1999. Interest is paid monthly at the bank's reference rate (7.75% at January 30, 1999) depending on the nature of the borrowings and the Company's debt to tangible net worth position. The amended agreement has eliminated certain restrictive covenants, leaving the Company subject to debt to tangible net worth and minimum net income requirements. At January 30, 1999, the Company was in compliance with all applicable covenants and had no outstanding borrowings under the line of credit and $1.4 million outstanding under letters of credit.

     The Company believes that cash flow from operations and funds available under its credit facilities will satisfy the Company's capital requirements for the next 12 months. However, should the Company be unable to comply with the restrictive covenants of its credit facility during the year, and is unable to obtain an amendment or waiver of compliance from the lender, the Company would seek additional sources of debt or equity financing and/or adjust the planned level of capital and other expenditures as needed. Such financing may not be available or, if available, may be on terms that are not favorable to the Company or its stockholders.

YEAR 2000

     The Company has formed a Year 2000 (Y2K) Task Force to address the Y2K issue, including efforts to assess issues the Company faces if third parties who do business with the Company are not prepared to fully address their Y2K issues, and contingency planning. The primary goal of this Task Force is to ensure an uninterrupted transition into the new Millennium. The Task Force, which utilizes the expertise of outside consultants, has prepared a plan that will identify, prioritize and address Y2K issues, both internal and those of significant third parties. The Company's Y2K Readiness Project (the "Project") includes all Company locations, software, hardware, interfaces with third party systems, and manufacturing, as well as non-information technology (IT) components such as environmental and safety systems, facilities, utilities and supplier readiness.

     The Project is divided into four main phases. Phase 1 (Project Scope), which included defining the project scope, providing for Company-wide awareness and generating a preliminary estimate of expense or a project budget, is 100% complete. Phase 2 (Inventory) includes identification and inventorying of IT resources and significant dependence on third parties. Phase 3 (Assessment) includes assessment of Y2K compliance on both internal and third party IT components and impact of compliance on current business operations. Phase 4 (Remediation and Testing) includes rectification and remediation planning and implementation and development of a contingency plan for critical business operations should non-compliance potentially disrupt normal business functions.

     Phase 2 of the Project is now approximately 90% complete. Completed tasks of this phase includes identification and prioritization of approximately 4,000 vendors and merchandise suppliers with whom the Company does business and a physical inventory and Y2K compliance testing of all personal computers (PC's). Nearly all PC's passed the Y2K test and those that failed will be replaced. The only components remaining to be inventoried are the Company's computer network server equipment and any Company-owned assets at the retail store locations, such as HVAC equipment. Phase 2 is expected to be complete by June 1999.

     Phase 3 of the Project consists of assessing the Y2K compliance of all date dependent assets and business relationships through a combination of direct contact and independent research. Methods of correction and contingency planning will be implemented according to the assigned priorities. A critical task within this phase is the Y2K compliance assessment of the Company's business partners, including merchandise suppliers. A Y2K compliance inquiry letter has been sent to all identified business partners, and the Task Force is reviewing and tracking all responses. This phase was initiated concurrently with Phase 2, and is scheduled to be completed by July 1999. The Company anticipates that all four phases of the project will be completed by October 1999.

     The Company is on schedule to replace the current manufacturing system at Michaels in July 1999. This system had previously been identified as non-Y2K compliant and it was determined that replacement software would be purchased and installed, rather than upgrade the existing software to a Y2K compliant version. In addition, all retail store point-of-sale systems and their software are expected to be retrofitted by October 1999. This retrofit includes updates for Y2K compliance as well as enhancements to the existing software. Other than as noted herein, no significant IT system modifications or replacements have been identified.

     As of January 30, 1999, the Company had incurred approximately $50,000 of costs to implement its Y2K Project. All of these costs have been expensed as incurred, and have been funded from the Company's operating cash flow. The Company has estimated expenditures necessary to complete the Project will be approximately $500,000. Anticipated costs not yet incurred include replacement of Michaels software system, continued professional consultants services, stores' PC Registers retrofit, replacement of failed Y2K tested PC's, and other software application upgrades, as necessary. This estimate, based on management's best estimates, was derived using numerous assumptions about future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that this estimate will be achieved, and actual results could differ materially from this estimate. Specific factors that might cause such material differences include, but are not limited to, the ability to locate and correct all relevant computer codes, the success achieved by the Company's suppliers in reaching Y2K readiness, the timely availability of necessary replacement items and similar uncertainties.

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

     The Company is presently unable to assess the likelihood that the Company will experience significant operational problems due to unresolved Y2K compliance issues from third parties. This not only applies to software and hardware vendors, but also to vendors of non-IT components. Although the Company is currently working with third party vendors to address any issues, there can be no assurance that the Company can timely mitigate its risks related to a third party's failure to resolve its Y2K issues. If such mitigation is not achievable, unresolved Y2K compliance issues could have a material impact on the Company's operations.

     The Company currently believes that the most reasonably likely worst-case scenario that it may confront, aside from the failure to replace the existing Michaels software system, relate to possible failure in one or more geographic regions of third party systems over which the Company has no control, such as, but not limited to, electrical, communication and delivery services. For example, if such services were to cease the Company may have to temporarily close stores in the affected areas. Given such a scenario, the Company's focus in developing a contingency plan will be related to keeping stores open and obtaining replenishment inventories, maintaining communi-cation and data transfer between the home office and store locations and ultimately of ensuring that payments are made to both employees and vendors.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This report on Form 10-K contains "forward looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include statements as to the Company's plans to open additional stores, the anticipated performance of new stores, the impact of competition and other statements containing words such as "believes," "anticipates," "estimates," "expects," "may," "intends," and words of similar import or statements of management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause the actual results, market performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, changes in economic or business conditions in general, changes in product supply, changes in the competitive environment in which the Company operates, competition for and the availability of sites for new stores, changes in the Company's management information needs, changes in customer needs and expectations and governmental actions. The Company undertakes no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

QUARTERLY RESULTS OF OPERATIONS

                                                    1998
                                  ----------------------------------------
                                   FIRST     SECOND      THIRD     FOURTH
                                  QUARTER    QUARTER    QUARTER    QUARTER
                                  -------    -------    -------    -------
Statements of Consolidated
  Operations Data:
  Net Sales.....................  $32,647    $39,675    $49,637    $87,416
  As a % of full year...........     15.6%      18.9%      23.7%      41.8%
Gross profit....................  $ 9,013    $11,795    $15,846    $31,324
  As a % of full year...........     13.3%      17.4%      23.3%      46.1%
  As a % of net sales...........     27.6%      29.7%      31.9%      35.8%
Income (loss) from operations...  $  (838)   $  (522)   $    68    $10,457
  As a % of full year...........     (9.1)%     (5.7)%      0.7%     114.1%
  As a % of net sales...........     (2.6)%     (1.3)%      0.1%      12.0%
Comparable store net sales
  increase......................     18.0%      16.4%      11.0%      10.0%
Net income (loss) per share:
  Basic(1)......................    (0.42)     (0.06)        --       0.38
  Diluted(2)....................    (0.42)     (0.06)        --       0.35

QUARTERLY RESULTS OF OPERATIONS (CONT'D.)

                                                    1997
                                  ----------------------------------------
                                   FIRST     SECOND      THIRD     FOURTH
                                  QUARTER    QUARTER    QUARTER    QUARTER
                                  -------    -------    -------    -------
Net Sales.......................  $11,907    $15,462    $23,544    $46,959
  As a % of full year...........     12.2%      15.8%      24.0%      48.0%
Gross profit....................  $ 3,155    $ 4,626    $ 7,050    $17,313
  As a % of full year...........      9.8%      14.4%      21.9%      53.9%
  As a % of net sales...........     26.5%      29.9%      29.9%      36.9%
Income (loss) from operations...  $  (834)   $(1,222)   $  (153)   $ 5,404
  As a % of full year...........    (26.1)%    (38.2)%     (4.8)%    169.1%
  As a % of net sales...........     (7.0)%     (7.9)%     (0.6)%     11.5%
Comparable store net sales
  increase......................     20.5%       8.5%      16.6%       6.9%
Net income (loss) per share:
  Basic(1)......................    (0.14)     (0.15)     (0.01)      0.71
  Diluted(2)....................    (0.14)     (0.15)     (0.01)      0.20

---------------

(1) Basic earnings per share is calculated for interim periods including the effect of stock options exercised in prior interim periods. Basic earnings per share for the fiscal year is calculated using weighted shares outstanding based on the date stock options were exercised. Therefore, basic earnings per share for the cumulative four quarters may not equal fiscal year basic earnings per share.

(2) Diluted earnings per share for the fiscal year and for quarters with net earnings are computed based on weighted average common stock equivalents (stock options and warrants). Net loss per share for quarters with net losses is computed based solely on weighted average common shares outstanding. Therefore, the earnings (loss) per share for each quarter do not sum up to the earnings for the full fiscal year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to market risks, which include changes in interest rates and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

     The interest payable on our credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. In addition, we have fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates. We do not use derivative financial instruments in our investment portfolio.

     We do enter into a significant amount of purchase obligations outside of the United States which are mostly settled in U.S. dollars and, therefore, we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks and we believe that foreign currency exchange risk is immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Restoration Hardware, Inc.
Corte Madera, California

     We have audited the accompanying consolidated balance sheets of Restoration Hardware, Inc. and its subsidiaries as of January 30, 1999 and January 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Restoration Hardware, Inc. and its subsidiaries as of January 30, 1999 and January 31, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 1999 in conformity with generally accepted accounting principles.
/s/ DELOITTE & TOUCHE LLP

March 19, 1999

                           RESTORATION HARDWARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              JANUARY 30,    JANUARY 31,
                                                                 1999           1998
                                                              -----------    -----------
ASSETS
Current Assets
  Cash and cash equivalents.................................   $  8,201       $    912
  Accounts receivable.......................................      5,176          3,820
  Merchandise inventories...................................     65,398         40,363
  Prepaid expense and other.................................      5,873          1,709
                                                               --------       --------
         Total current assets...............................     84,648         46,804
  Property and equipment, net...............................     72,680         39,009
  Goodwill..................................................      4,512             --
  Other long term assets....................................      2,405          1,420
                                                               --------       --------
         Total Assets.......................................   $164,245       $ 87,233
                                                               ========       ========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'
  EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................   $ 39,697       $ 22,359
  Current portion of deferred lease incentives..............      2,405          1,392
  Revolving line of credit and short term debt..............         12         10,520
  Other current liabilities.................................      8,117          4,345
                                                               --------       --------
         Total current liabilities..........................     50,231         38,616
  Long-term debt............................................        458            158
  Long-term portion of deferred lease incentives............     25,520         15,264
  Deferred rent.............................................      4,281          1,910
                                                               --------       --------
         Total liabilities..................................   $ 80,490       $ 55,948
                                                               --------       --------
Redeemable preferred stock:
  Series A, convertible; no par value 2,634,415 shares
    authorized, 0 and 2,634,415 issued and outstanding,
    respectively, (aggregate liquidation preference of $0
    and $1,750, respectively)...............................         --          2,343
  Series B, convertible, no par value, 2,596,825 shares
    authorized, 0 and 2,596,825 issued and outstanding
    respectively, (aggregate liquidation preference of $0
    and $6,175, respectively)...............................         --          5,172
  Series C, convertible, no par value, 1,701,658 shares
    authorized, 0 and 1,701,658 issued and outstanding,
    respectively, (aggregate liquidation preference of $0
    and $6,000, respectively)...............................         --          5,792
  Series D, convertible, no par value, 2,783,795 shares
    authorized, 0 and 2,783,795 issued and outstanding
    respectively, (aggregate liquidation preference of $0
    and $30,902, respectively)..............................         --         29,726
                                                               --------       --------
         Total redeemable preferred stock...................         --         43,033
                                                               --------       --------
Stockholders' equity:
  Common stock, no par value, 40,000,000 and 24,500,000
    shares authorized, respectively, 16,246,260 and
    4,171,223 issued and outstanding, respectively..........     92,169            541
  Retained deficit..........................................     (8,414)       (12,289)
                                                               --------       --------
         Total stockholders' equity.........................     83,755        (11,748)
         Total liabilities, redeemable preferred stock and
           stockholders' equity.............................   $164,245       $ 87,233
                                                               ========       ========

                  The accompanying notes are an integral part of these consolidated financial statements.

                           RESTORATION HARDWARE INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          FISCAL YEAR ENDED
                                               ---------------------------------------
                                               JANUARY 30,   JANUARY 31,   FEBRUARY 1,
                                                  1999          1998          1997
                                               -----------   -----------   -----------
Net sales....................................  $   209,375   $   97,872    $    39,672
Cost of sales and occupancy..................      141,397       65,728         25,299
                                               -----------   ----------    -----------
    Gross profit.............................       67,978       32,144         14,373
Selling, general and administrative
  expenses...................................       56,749       27,080         12,213
Pre-opening store expenses...................        2,064        1,869            681
                                               -----------   ----------    -----------
    Income from operations...................        9,165        3,195          1,479
Interest expense, net........................         (918)        (139)          (113)
                                               -----------   ----------    -----------
    Income before taxes......................        8,247        3,056          1,366
Provision for income taxes...................        3,381        1,308            570
                                               -----------   ----------    -----------
    Net income...............................        4,866        1,748            796
                                               ===========   ==========    ===========
Redeemable preferred stock repurchases in
  excess of carrying value...................           --        4,765             --
Accretion of mandatorily redeemable preferred
  stock......................................          999        2,268            168
                                               -----------   ----------    -----------
Income (loss) available to Common
  stockholders...............................  $     3,867   $   (5,285)   $       628
                                               ===========   ==========    ===========
Earnings (loss) per share:
  Basic......................................  $      0.33   $    (1.20)   $      0.13
  Diluted....................................         0.23        (1.20)          0.06
Weighted average shares outstanding
  Basic......................................   11,621,117    4,386,207      4,925,725
  Diluted....................................   16,469,359    4,386,207     10,902,918

                  The accompanying notes are an integral part of these consolidated financial statements.

                           RESTORATION HARDWARE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                              COMMON STOCK                       TOTAL
                                         ----------------------              STOCKHOLDERS'
                                            SHARES      AMOUNT    DEFICIT       EQUITY
                                         ------------   -------   --------   -------------
BALANCE AT JANUARY 27, 1996............    4,925,725    $   679   $    198     $    877
Accretion of mandatorily redeemable
  preferred stock......................                               (168)        (168)
Net income.............................                                796          796
                                          ----------    -------   --------     --------
BALANCE AT FEBRUARY 1, 1997............    4,925,725        679        826        1,505
Redeemable preferred stock repurchases
  in excess of carrying value..........                             (4,765)      (4,765)
Accretion of mandatorily redeemable
  preferred stock......................                             (2,268)      (2,268)
Common stock repurchased...............     (754,502)      (138)    (7,830)      (7,968)
Net income.............................                              1,748        1,748
                                          ----------    -------   --------     --------
BALANCE AT JANUARY 31, 1998............    4,171,223        541    (12,289)     (11,748)
Accretion of mandatorily redeemable
  preferred stock......................                               (999)        (999)
Issuance of common stock...............    2,923,755     47,595                  47,595
Conversion of preferred stock to
  common...............................    9,151,282     44,033                  44,033
Foreign exchange gain..................                                  8            8
Net income.............................                              4,866        4,866
                                          ----------    -------   --------     --------
BALANCE AT JANUARY 30, 1999............   16,246,260    $92,169   $ (8,414)    $ 83,755
                                          ==========    =======   ========     ========

                  The accompanying notes are an integral part of these consolidated financial statements.

                           RESTORATION HARDWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                FISCAL YEAR ENDED
                                                     ---------------------------------------
                                                     JANUARY 30,   JANUARY 31,   FEBRUARY 1,
                                                        1999          1998          1997
                                                     -----------   -----------   -----------
Cash flows from operating activities:
  Net income.......................................   $  4,866      $  1,748      $    796
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization..................      6,477         2,665         1,119
    Deferred income taxes..........................        214          (183)         (165)
    Changes in assets and liabilities:
      Accounts receivable..........................      1,398        (1,803)       (1,527)
      Merchandise inventories......................    (22,828)      (26,271)      (10,308)
      Prepaid expenses and other assets............     (4,480)       (1,539)         (319)
      Accounts payable and accrued expenses........     14,207        15,123         3,889
      Taxes payable................................      1,608           916           449
      Other current liabilities....................      2,217         1,019           655
      Deferred rent................................      2,371         1,275           336
      Deferred lease incentives and other long-term
         liabilities...............................     10,256        11,196         3,848
                                                      --------      --------      --------
         Net cash provided by (used in) operating
           activities..............................     16,306         4,146        (1,227)
Cash flows for investing activities
  Capital expenditures.............................    (38,546)      (26,833)      (10,600)
  Purchase of The Michaels Furniture Company.......     (6,127)           --            --
  Foreign currency exchange gain (loss)............          8            --            --
  Repay shareholder advance........................        509            --            --
                                                      --------      --------      --------
  Net cash used in investing activities............    (44,156)      (26,833)      (10,600)
Cash flows from financing activities:
  Borrowings (repayments) under revolving line of
    credit -- net..................................    (11,884)        9,828          (531)
  Principal payments -- capital lease
    obligations....................................       (257)         (179)          (11)
  Repayments on long term debt, net................       (315)         (551)          411
  Issuance of redeemable preferred stock...........         --        26,922         5,951
  Issuance of common stock.........................     47,595            --            --
  Preferred and common stock repurchases...........         --       (12,746)           --
                                                      --------      --------      --------
    Net cash provided by financing activities......     35,139        23,274         5,820
    Net increase (decrease) in cash and cash
      equivalents..................................      7,289           587        (6,007)
Cash and cash equivalents:
  Beginning of period..............................        912           325         6,332
                                                      --------      --------      --------
  End of period....................................   $  8,201      $    912      $    325
                                                      ========      ========      ========
Additional cash flow information:
  Cash paid during the year for interest (net of
    amount capitalized)............................   $    897      $    507      $    191
                                                      ========      ========      ========
  Cash paid during the year for taxes..............   $  1,529      $    574      $    301
                                                      ========      ========      ========
Supplemental schedule of non cash investing and
  financing Activities:
  Equipment acquired through non cash capital lease
    transactions:..................................   $     --      $     --      $    169
                                                      ========      ========      ========

                  The accompanying notes are an integral part of these consolidated financial statements.

                           RESTORATION HARDWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

     Restoration Hardware, Inc. and its subsidiaries (the "Company"), a Delaware corporation, is a specialty retailer of high-quality home furnishings, decorative accessories and hardware. At January 30, 1999 the Company operated a total of 65 retail stores in 24 states, the District of Columbia and in Canada. The Company operates on a 52 - 53 week fiscal year ending on the Saturday closet to January 31. The fiscal year ended February 1, 1997 includes 53 weeks and the fiscal years ended January 31, 1998 and January 30, 1999 include 52 weeks.

  Principles of Consolidation

     The consolidated financial statements include the accounts of Restoration Hardware, Inc. and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     Cash equivalents are highly liquid, fixed income instruments purchased with original maturities of three months of less.

  Merchandise Inventories

     Retail inventories are stated at the lower of cost or market determined under the weighted-average method. Manufacturing inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes certain buying and distribution costs related to the procurement and processing of merchandise.

  Prepaid Catalogue Expenses

     Prepaid catalogue expenses consist of the cost to produce, print and distribute catalogues. Such costs are amortized over the expected sales volume of each catalogue. Typically, over 90% of the cost of a catalogue is amortized in the first four months. At January 30, 1999 and January 31, 1998, the Company had $547,000 and $0, respectively, recorded as current assets.

                           RESTORATION HARDWARE, INC.

  Preopening Store Expenses

     Preopening store expenses, including store set-up and certain labor and hiring costs, are expensed as incurred.

  Property and Equipment

     Furniture, fixtures and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from five to twelve years for equipment. The cost of leasehold improvements is amortized over the useful life of the asset or the applicable lease term, whichever is less. Computer hardware and software costs are included in fixtures and equipment and are amortized over estimated useful lives of three to five years. Leasehold improvements include capitalized interest of $300,000 and $301,000 as of January 30, 1999 and January 31, 1998, respectively.

  Goodwill

     Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in the purchase of The Michaels Furniture Company ("Michaels"). Goodwill is amortized on a straight-line basis over 25 years.

  Capitalized Leases

     Noncancellable leases which meet the criteria of capital leases are capitalized as assets and amortized over the lease term, using the interest method.

  Long-Lived Assets

     The Company's policy is to review long-lived assets and certain identifiable intangibles, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future cash flows calculated on a store by store basis. Based on the Company's reviews for the years ended January 30, 1999 and January 31, 1998 no adjustments were recognized to the carrying value of such assets.

  Deferred Rent and Deferred Lease Incentives

     Certain of the Company's operating leases contain predetermined fixed escalations of the minimum rentals during the original term of the lease. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amount charged to operations and amounts paid as deferred rent. As part of its lease agreements, the Company receives certain lease incentives. These allowances have been deferred and are amortized on a straight-line basis over the life of the lease as a reduction of rent expense.

                           RESTORATION HARDWARE, INC.

  Revenue Recognition

     The Company recognizes revenue at the point of sale. Merchandise refunds are reported at the time of return, as the effect of returns are not significant to the Company's operating results.

  Advertising Expense

     Advertising costs are expensed as incurred. For the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997, advertising costs were $4,363,000, $2,608,000 and $837,000, respectively.

  Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents. The Company places its cash with financial institutions. At times, such amounts may be in excess of FDIC insurance limits.

  Taxes on Income

     Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than changes in the tax law or rates.

  Stock-based Compensation

     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees.

  Estimated Fair Value of Financial Instruments

     The carrying value of cash and cash equivalents, accounts receivable, accounts payable, revolving line of credit borrowings and long-term debt approximates their estimated fair value.

  Earnings Per Share

     Statement of Financial Accounting Standards No. 128 ("SFAS 128"). Earnings Per Share, requires dual presentation of two earnings per share ("EPS") amounts, basic EPS and diluted EPS, on the face of all income statements. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stock-

                           RESTORATION HARDWARE, INC.

holders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if common stock options and warrants were exercised into common stock.

     The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations (shares in thousands):

                                               WEIGHTED AVERAGE SHARES
                                -----------------------------------------------------
                                              EFFECT OF      EFFECT OF
                                             CONVERTIBLE     DILUTIVE
                                  BASIC       PREFERRED    STOCK OPTIONS    DILUTED
                                   EPS          STOCK      AND WARRANTS       EPS
                                ----------   -----------   -------------   ----------
Fiscal year ended February 1,
  1997........................   4,925,725    5,720,695        256,498     10,902,918
Fiscal year ended January 31,
  1998........................   4,386,207           --             --      4,386,207
Fiscal year ended January 30,
  1999........................  11,621,117           --      4,848,242     16,469,359

     The effect of the convertible preferred stock on dilutive earnings per share amounts is based on a conversion rate of one to one at the beginning of the fiscal year.

  Comprehensive Income

     During 1998 the Company adopted SFAS No. 130 Reporting Comprehensive Income which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the periods presented, the Company's comprehensive income is equal to its net income.

  New Accounting Pronouncements

     In June 1998, the FASB issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 133, which is effective for fiscal years beginning after June 15, 1999, requires all derivatives to be recognized in the balance sheet as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of FAS No. 133. The Company will adopt FAS No. 133 for the 2000 fiscal year, but does not expect such adoption to materially affect financial statement presentation as such activities are minimal.

                           RESTORATION HARDWARE, INC.

  Reclassifications

     Certain prior year amounts have been reclassified to conform with the fiscal year ended January 30, 1999 presentation.

(2) ACQUISITION OF THE MICHAELS FURNITURE COMPANY

     On March 20, 1998, the Company acquired 100% of the outstanding stock of Michaels, a privately owned manufacturer of wood furniture, from its sole shareholder and current President. The Michaels acquisition was accounted for under the purchase method of accounting and all acquired assets and liabilities were recorded at their estimated fair market values.

     Consideration given for the Michaels' stock consisted of an initial cash payment of $5.0 million at March 20, 1998, the date of the close. Additionally, the Company is required to pay the former owner contingent cash consideration equal to 35% of Michaels' earnings before interest, taxes, depreciation and amortization ("EBITDA") for the period from March 20, 1998 to January 30, 1999 and 25% of Michaels' EBITDA for fiscal years ending January 29, 2000 and January 27, 2001. In addition, the Company is required to transfer shares of Michaels to the former owner of Michaels equal to (i) 3.3% of the outstanding shares of Michaels if Michaels' EBITDA for the period commencing March 20, 1998 and ending on January 30, 1999 equals or exceeds $2.605 million, (ii) an additional 3.3% of such shares of Michaels if Michaels' EBITDA for the fiscal year ending January 29, 2000 equals or exceeds $3.6 million and (iii) an additional 3.4% of such shares of Michaels if Michaels' EBITDA for the fiscal year ending January 27, 2001 equals or exceeds $4.0 million. An EBITDA based payment of $647,000 was paid in March 1999 to the President of Michaels and no shares of Michaels were transferred to the President.

     The Company leases the manufacturing operations buildings from the President of Michaels. From the date of acquisition through January 30, 1999, rent of $395,200 was paid to the President.

                           RESTORATION HARDWARE, INC.

(3) PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                             FISCAL YEAR ENDED
                                 -----------------------------------------
                                 JANUARY 30,    JANUARY 31,    FEBRUARY 1,
                                    1999           1998           1997
                                 -----------    -----------    -----------
Leasehold improvements.........   $ 67,724        $34,504        $12,456
Furniture, fixtures and
  equipment....................     16,219          8,435          3,495
Equipment under capital
  leases.......................      1,447            736            736
                                  --------        -------        -------
          Total................     85,390         43,675         16,687
Less accumulated depreciation
  and amortization.............    (12,710)        (4,666)        (1,846)
                                  --------        -------        -------
Property and equipment, net....   $ 72,680        $39,009        $14,841
                                  ========        =======        =======

(4) LEASES

     The Company leases certain property consisting of retail stores, the corporate offices and distribution center and equipment. Leases expire at various dates through 2018. The retail store, distribution centers and corporate office leases generally provide that the Company assume the maintenance and all or a portion of the property tax obligations on the leased property. Most store leases also provide for minimum annual rentals, with provisions for additional rent based on a percentage of sales and for payment of certain expenses.

     The aggregate future minimum rental payments under leases in effect at January 30, 1999 are as follows (in thousands):

                                    CAPITAL    OPERATING
           YEAR ENDING              LEASES      LEASES       TOTAL
           -----------              -------    ---------    --------
2000..............................   $ 323     $ 23,168     $ 23,491
2001..............................     155       24,276       24,431
2002..............................     150       23,866       24,016
2003..............................     136       22,849       22,985
2004..............................     114       22,835       22,949
Thereafter through the year
  2018............................      --      173,205      173,205
                                     -----     --------     --------
Minimum lease commitments.........   $ 878     $290,199     $291,077
                                               ========     ========
Less amount representing
  interest........................    (178)
                                     -----
Present value of capital lease
  obligations.....................     700
Less current portion..............    (256)
                                     -----
Long-term portion.................   $ 444
                                     =====

                           RESTORATION HARDWARE, INC.

     Minimum and contingent rental expense, which is based upon certain factors such as sales volume, under operating leases, are as follows (in thousands):

                                             FISCAL YEAR ENDED
                                 -----------------------------------------
                                 JANUARY 30,    JANUARY 31,    FEBRUARY 1,
                                    1999           1998           1997
                                 -----------    -----------    -----------
Operating leases:
Minimum rental expense.........    $15,110        $2,436         $  920
Contingent rental expense......        746           408            153
                                   -------        ------         ------
          Total................    $15,856        $2,844         $1,073
                                   =======        ======         ======

(5) REVOLVING LINE OF CREDIT AND SHORT TERM DEBT

     Revolving line of credit and short term debt consist of the following (in thousands):

                                             JANUARY 30,    JANUARY 31,
                                                1999           1998
                                             -----------    -----------
Revolving line of credit...................      $--          $10,323
Short term debt............................       12              197
                                                 ---          -------
          Total............................      $12          $10,520
                                                 ===          =======

     The Company has a revolving line of credit with a commercial bank which allows the Company to borrow up to $70.0 million through June 2000. Interest on the revolving line of credit is payable monthly at the bank's prime rate (7.75% at January 30, 1999). The line allows for letters of credit of up to $1.5 million. Letters of credit to the extent outstanding reduce available borrowings under the line.

     This agreement has certain restrictive covenants, including debt to tangible net worth and minimum net income requirements. At January 30, 1999, the Company was in compliance with all applicable covenants and had no outstanding borrowings under the line of credit and $1.4 million outstanding under letters of credit.

                           RESTORATION HARDWARE, INC.

(6) INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                FISCAL YEAR ENDED
                                     ---------------------------------------
                                     JANUARY 30,   JANUARY 31,   FEBRUARY 1,
                                        1999          1998          1997
                                     -----------   -----------   -----------
Current payable:
  Federal..........................    $2,573        $1,213         $610
  State............................       598           278          125
                                       ------        ------         ----
          Total current payable....     3,171         1,491          735
                                       ------        ------         ----
Deferred:
  Federal..........................       223          (150)        (139)
  State............................       (13)          (33)         (26)
                                       ------        ------         ----
          Total deferred...........       210          (183)        (165)
                                       ------        ------         ----
Provision for income taxes.........    $3,381        $1,308         $570
                                       ======        ======         ====

     The differences between the U.S. federal statutory tax rate and the Company's effective rate are as follows:

                                                FISCAL YEAR ENDED
                                     ---------------------------------------
                                     JANUARY 30,   JANUARY 31,   FEBRUARY 1,
                                        1999          1998          1997
                                     -----------   -----------   -----------
U.S. federal statutory tax rate....     34.0%         34.0%         34.0%
State income taxes (net of U.S.
  income tax Benefit...............      4.7           5.4           5.5
Other..............................      2.3           3.4           2.2
                                        ----          ----          ----
Effective income tax rate..........     41.0%         42.8%         41.7%
                                        ====          ====          ====

                           RESTORATION HARDWARE, INC.

     Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                FISCAL YEAR ENDED
                                     ---------------------------------------
                                     JANUARY 30,   JANUARY 31,   FEBRUARY 1,
                                        1999          1998          1997
                                     -----------   -----------   -----------
Current deferred tax asset
  (liability)
  Accrued expense..................    $   417       $  103         $ 113
  State tax benefit................       (137)          24            15
  Inventory........................       (406)        (562)         (283)
  Other............................     (1,183)        (172)           --
                                       -------       ------         -----
          Net current deferred tax
            liability..............     (1,309)        (607)         (155)
                                       -------       ------         -----
Long-term deferred tax asset
  (liability):
  Deferred lease credits...........        633          790           323
  Fixed assets.....................        929          (29)          (16)
  Other............................         --          309           128
                                       -------       ------         -----
          Net long-term deferred
            tax asset..............      1,562        1,070           435
                                       -------       ------         -----
Net deferred tax asset.............    $   253       $  463         $ 280
                                       =======       ======         =====

(7) STOCKHOLDERS' EQUITY

     In June 1998 the Company reincorporated in Delaware and adopted a Restated Certificate of Incorporation, Amended Bylaws and a Stockholder Rights Agreement. The Restated Certificate of Incorporation authorizes the Company to issue up to 40,000,000 shares of common stock, par value $.0001 per share, and 5,000,000 shares of preferred stock, par value $.0001 per share.

  Preferred Stock

     The Company had outstanding four series of convertible preferred stock at January 31, 1998. The first series, Series A convertible preferred stock, was issued in June 1994 at a price of $0.66 per share. The Company issued 2,634,415 shares of Series A convertible preferred stock and subsequently redeemed 141,729 of such shares in May 1997. The second series, Series B convertible preferred stock, was issued in January 1996 at a price of $2.38 per share. The Company issued 2,596,825 shares of Series B convertible preferred stock and subsequently redeemed 378,455 of such shares in May 1997. The third series, Series C convertible preferred stock, was issued in October 1996 at a price of $3.53 per share. The Company issued 1,701,658 shares of Series C convertible preferred stock and subsequently redeemed 45,227 of such shares in May 1997. The fourth series, Series D convertible preferred stock was issued in May

                           RESTORATION HARDWARE, INC.

1997 at a price of $10.49 per share. The Company issued 2,783,795 shares of such Series D preferred stock.

     All series were converted to common stock on June 19, 1998, the date of the Company's initial public offering.

  Stock Based Compensation Plans

     On June 10, 1994, the Board of Directors adopted the 1994 Incentive Stock Option Plan ("1994 Plan"). The 1994 Plan authorized the issuance of up to 754,530 shares of common stock in connection with incentive stock option awards granted to key employees of the Company.

     In January 1996, the Board of Directors approved the 1995 Stock Option Plan ("1995 Plan"), which serves as the successor to the 1994 Plan. The 1995 Plan authorized the Board of Directors to grant options to key employees, directors, and consultants to purchase an aggregate of 1,624,280 shares of common stock, including those that had been previously granted under the 1994 Plan. In 1997, the Board of Directors amended the 1995 Plan to increase the number of shares authorized for issuance by 685,720 shares.

     In April 1998, the Board of Directors approved the 1998 Stock Option Plan ("1998 Plan"), which serves as the successor to the 1995 Plan. The 1998 Plan is divided into five separate components: (i) the Discretionary Option Grant Program, (ii) the Stock Issuance Program, (iii) the Salary Investment Option Grant Program, (iv) the Automatic Option Grant Program and (v) the Director Fee Option Grant Program. The Discretionary Option Grant Program and Stock Issuance Program are administered by the Compensation Committee.

     Under the 1998 Discretionary Option Grant Program, the Plan has authorized the Board of Directors to grant options to key employees, directors, and consultants to purchase an aggregate of 3,287,662 shares of common stock. Such share reserve consists of (i) the number of shares available for issuance under the Predecessor Plans on the June 19, 1998, including the shares subject to outstanding options, and (ii) an additional increase of 980,000 shares. In addition, the number of shares of Common Stock reserved for issuance under the 1998 Plan will automatically be increased on the first trading day of each calendar year, beginning in calendar year 2000, by an amount equal to the lessor of (i) three percent of the total number of shares of Common Stock outstanding on the last trading day of the preceding calendar year or (ii) 966,202 shares. In no event, however, may any one participant in the 1998 Plan receive option grants, separately exercisable stock appreciation rights or direct stock issuances for more than 250,000 shares of Common Stock in the aggregate per calendar year.

     For all Plans, the vesting, exercise prices and other terms of the options are fixed by the Board of Directors. Options are granted at prices not less than the fair market

                           RESTORATION HARDWARE, INC.

value at the date of grant for incentive stock options and not less than 85% of the fair market value for non-statutory stock options. These options generally expire ten years from the date of grant and vest ratably over a three-year period. The options are generally exercisable upon grant but, if any options are exercised before becoming vested, the holder can not sell or vote the shares until such shares have vested. If the holder leaves the Company before the options are fully vested, the Company has the right to repurchase unvested options at the employee's original exercise price.

     A summary of the activity under the above option Plans is set forth below:

                                                                    WEIGHTED
                                                     NUMBER OF      AVERAGE
                                                      SHARES     EXERCISE PRICE
                                                     ---------   --------------
Outstanding and exercisable at January 27, 1996....    753,515       $ 0.66
  Granted (weighted average fair value of $0.24)...    483,735         1.55
  Exercised........................................         --           --
  Canceled.........................................    (31,640)        1.43
                                                     ---------
Outstanding and exercisable at February 1, 1997....  1,205,610         1.00
  Granted (weighted average fair value of $1.95)...    489,104        10.55
  Exercised........................................         --           --
  Canceled.........................................    (55,965)        3.51
                                                     ---------
Outstanding and exercisable, January 31, 1998......  1,638,749         3.76
  Granted (weighted average fair value of
     $19.87).......................................    738,290        20.01
  Exercised........................................    (46,790)       17.62
  Canceled.........................................    (76,248)       14.87
Outstanding and exercisable, January 30, 1999......  2,254,001         8.75
                                                     =========
Vested at January 30, 1999.........................  1,222,377
                                                     =========
Available for future grant at January 30, 1999.....  4,274,533
                                                     =========

     Additional information regarding options outstanding as of January 30, 1999 is as follows:

                                  OPTIONS OUTSTANDING
                                -----------------------
                                  WEIGHTED
                                  AVERAGE      WEIGHTED               WEIGHTED
                                 REMAINING     AVERAGE                AVERAGE
   RANGE OF         NUMBER      CONTRACTUAL    EXERCISE    NUMBER     EXERCISE
EXERCISE PRICES   OUTSTANDING   LIFE (YEARS)    PRICE      VESTED      PRICE
---------------   -----------   ------------   --------   ---------   --------
$ 0.66 -   1.43    1,053,742        4.59        $ 0.89    1,053,742    $ 0.89
$ 2.12                58,730        7.79        $ 2.12       58,730    $ 2.12
$ 7.67 -  11.54      433,285        8.58        $10.55      431,655    $10.55
$17.14 -  22.00      688,119        9.43        $19.68       19,608    $19.68
$27.88 -  30.38       20,125        9.53        $29.51           --    $29.51
                   ---------        ----        ------    ---------    ------
$ 0.66 - $30.38    2,254,001        6.96        $ 8.75    1,563,735    $ 3.83
                   =========        ====        ======    =========    ======

                           RESTORATION HARDWARE, INC.

     In June 1994, the Company issued 131,705 warrants to purchase shares of common stock at $0.90 per share. The warrants were issued in connection with a stockholder agreement and management believes such warrants were issued at fair market value on the date of the grant. The warrants were immediately exercisable and expire on June 10, 2000. At January 30, 1999, 26,320 of the warrants were outstanding.

     In May 1997, the Company issued 27,734 warrants at $12.59 per share in connection with the Series D preferred stock. The warrants, which management believes were issued at fair market value at the date of the grant, were immediately exercisable and expire on May 16, 2002. At January 30, 1999, 3,962 of the warrants were outstanding.

  Additional Stock Plan Information

     As discussed in Note 1, the Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25 ("APB 25"), Accounting for Stock issued to Employees and its related interpretations. As all stock based awards have been granted at their then fair market value, no compensation expense has been recognized in the financial statements for employee stock arrangements.

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), requires the disclosure of pro forma net income had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely traded, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life 54 months in all three years; stock volatility considered to be 45% in 1998 and 0% in 1997 and 1996 since the Company was a private company in those years; risk free interest rates of 7.0%, 7.0% and 5.7% in 1998, 1997 and 1996, respectively, and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net

                           RESTORATION HARDWARE, INC.

income and per share amounts would have been as follows (dollars in thousands except par share data):

                                                        FISCAL YEAR ENDED
                                             ---------------------------------------
                                             JANUARY 30,   JANUARY 31,   FEBRUARY 1,
                                                1999          1998          1997
                                             -----------   -----------   -----------
Pro-forma net income.......................    $3,817        $ 1,655        $ 779
Pro-forma net income (loss) per share
  available to common stock-holders........    $2,818        $(5,378)       $ 611
Pro-forma net income (loss) per share:
  Basic....................................    $ 0.24        $ (1.23)       $0.12
  Diluted..................................    $ 0.17        $ (1.23)       $0.06

  Employee Stock Purchase Plan

     In April 1998, the Board of Directors adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan is designed to allow eligible employees, based on specified length of service requirements, of the Company and participating subsidiaries to purchase shares of common stock, at semi-annual intervals, through their periodic payroll deductions under the Purchase Plan. A reserve of 475,000 shares of common stock has been established for this purpose. Individuals who are eligible employees may enter the Purchase Plan twice yearly and payroll deductions may not exceed 15% of total cash earnings. The purchase price per share will equal 85% of the lower of (i) the fair market value of the common stock on the participant's entry date into the offering period or (ii) the fair market value on the semi-annual purchase date. The Board may at any time alter, suspend or discontinue the Purchase Plan. However, certain amendments to the Purchase Plan may require stockholder approval.

(8) EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) plan for its employees who meet certain service and age requirements. Participants may contribute up to 15% of their salaries to a maximum of $10,000 and qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. In November 1997, the Company began matching 10% of the employees' contribution up to a maximum of 4% of their base salary. The Company contributed $21,828, $3,700 and $0 in the years ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively.

(9) OTHER RELATED PARTY TRANSACTIONS

     The Company leases a store from the chief executive officer and a partnership of which the Chief Executive Officer is a partner. For the fiscal years ended January 30, 1999, January 31, 1998, and February 1, 1997, rents of $41,400, $33,600 and $33,700 were paid to the Chief Executive Officer and the partnership, respectively.

                           RESTORATION HARDWARE, INC.

(10) COMMITMENTS AND CONTINGENCIES

     The Company is a party to various legal claims, actions and complaints. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

(11) SEGMENT REPORTING

     The Company classifies its business interests into three identifiable segments: retail, furniture and other. The retail segment includes revenue and expense associated with the 65 retail locations. The furniture segment includes all revenue and expense associated with Michaels. Other includes all revenue and expense associated with the catalogue and other operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1). The Company evaluates performance and allocates resources based on income from operations which excludes unallocated corporate general and administrative costs. Certain segment information, including segment assets, asset expenditures and related depreciation expense, is not presented as all assets of the Company are commingled and are not available by segment.

     Financial information for the Company's business segments is as follows:

                                                        FISCAL YEAR ENDED
                                             ---------------------------------------
                                             JANUARY 30,   JANUARY 31,   FEBRUARY 1,
                                                1999          1998          1997
                                             -----------   -----------   -----------
Net Sales
  Retail...................................   $191,013       $97,688       $39,672
  Furniture................................     23,777            --            --
  Other....................................      2,907           184            --
  Intersegment Sales.......................     (8,322)           --            --
                                              --------       -------       -------
Consolidated Net Sales.....................    209,375        97,872        39,672
                                              ========       =======       =======
Income from Operations
  Retail...................................     27,900        12,977         5,958
  Furniture................................      2,930            --            --
  Unallocated..............................    (20,276)       (9,782)       (4,479)
  Intersegment Income from Operations......     (1,389)           --            --
                                              --------       -------       -------
Consolidated Income from Operations........   $  9,165       $ 3,195       $ 1,479
                                              ========       =======       =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Reference is made to the information regarding Directors appearing under the caption "Election of Directors" in Restoration Hardware's proxy statement to be mailed to Stockholders on or about May 7, 1999, which information is incorporated herein by reference; and to the information under the heading "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

     The information appearing at the end of Part I and under the caption "Executive Compensation and Related Information" in Restoration Hardware's proxy statement to be mailed to Stockholders on or about May 7, 1999, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information appearing under the captions "Election of Directors" and "Ownership of Securities" in Restoration Hardware's proxy statement to be mailed to Shareholders on or about May 7, 1999, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information appearing under the caption "Ownership of Securities" and "Executive Compensation and Related Information" in Restoration Hardware's proxy statement to be mailed to Shareholders on or about May 7, 1999, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

(a) The following are filed as a part of this Report on Form 10-K.

    Consolidated Statement of Operations
    Consolidated Balance Sheet
    Consolidated Statement of Changes in Stockholders' Equity
    Consolidated Statement of Cash Flows

(b) Exhibits.

     The following exhibits to this Form 10 K are filed pursuant to the requirements of Item 601 of Regulation S-K:

EXHIBIT
NUMBER                         DOCUMENT DESCRIPTION
-------                        --------------------
  3.1      Amended and Restated Certificate of Incorporation(1)
  3.2      Bylaws, as amended to date(2)
  4.1      Reference is made to Exhibit 3.1
  4.2      Reference is made to Exhibit 3.2
  4.3      Specimen Common Stock Certificate(1)
+10.1      Form of 1995 Stock Option Plan(1)

EXHIBIT
NUMBER                         DOCUMENT DESCRIPTION
-------                        --------------------
+10.2      Form of 1998 Stock Incentive Plan(1)
+10.3      Form of 1998 Employee Stock Purchase Plan(1)
 10.4      Form of Indemnity Agreement for Officers and Directors(1)
 10.5      Restated Investors Rights Agreement dated May 16, 1997 among the Company, the founders and Common Stock Warrantholders,
           Series D Warrantholders and Common Stock holders and
           Investors(1)
 10.6      Stock Purchase Agreement dated March 20, 1998 between the
           Company and Michael Vermillion(1)
 10.7      Supply Agreement dated March 20, 1998 between the Company,
           Michaels Concepts in Wood, Inc. and Michael Vermillion(1)
 10.8      Lease Agreement dated may 4, 1994 between the Company and
           Stephen and Christine Gordon(1)
 10.9      Commercial lease and Deposit Receipt dated October 18, 1994 and Addendums dated October 20, 1994 and November 21, 1994 between the Company and H. Koch and Sons(1)
 10.10     Office Lease dated February 21, 1997 between the Company and
           Paradise Point Partners(1)
 10.11     Standard Industrial/Commercial Multi-Tenant Lease dated May
           12, 1997 between the Company and Mortimer B. Zuckerman(1)
 10.12     Fourth Amended and Restated Loan and Security Agreement
           dated April, 1998(1)
 10.13     Second Amendment to the Fourth Amended and Restated Loan and
           Security Agreement dated October, 1998(2)
*23.1      Consent of Independent Auditors
*27.1      Financial Data Schedule

---------------
(1) Incorporated by reference to the exhibit with the same number filed with the Company's Registration Statement on Form S-1 (File No. 333-51027) filed on June 17, 1998.

(2) Incorporated by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.

 +  Management contract, compensatory plan or arrangement.

 *  Filed herewith.

(c) Reports on Form 8-K.

     The Company filed no reports on Form 8-K during the fourth quarter ended January 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Corte Madera, State of California on this 29th day of April, 1999.

                                                   /s/ STEPHEN GORDON

                                           -------------------------------------
                                            (Stephen Gordon, Chairman and Chief
                                                    Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

              SIGNATURE                           TITLE                  DATE
              ---------                           -----                  ----
         /s/ STEPHEN GORDON            Chief Executive Officer and  April 29, 1999
------------------------------------      Chairman of the Board
           Stephen Gordon                 (Principal Executive
                                          Officer and Director)

       /s/ THOMAS CHRISTOPHER              President and Chief      April 29, 1999
------------------------------------        Operating Officer
         Thomas Christopher            (Principal Chief Operating
                                          Officer and Director)

           /s/ THOMAS LOW                Senior Vice President,     April 29, 1999
------------------------------------   Chief Financial Officer and
             Thomas Low                   Secretary (Principal
                                        Financial and Accounting
                                                Officer)

           /s/ DAMON BALL                       Director            April 29, 1999
------------------------------------
             Damon Ball

           /s/ ROBERT CAMP                      Director            April 29, 1999
------------------------------------
             Robert Camp

         /s/ MILLARD DREXLER                    Director            April 29, 1999
------------------------------------
           Millard Drexler

         /s/ DAVID FERGUSON                     Director            April 29, 1999
------------------------------------
           David Ferguson

              SIGNATURE                           TITLE                  DATE
              ---------                           -----                  ----
         /s/ RAYMOND HEMMIG                     Director            April 29, 1999
------------------------------------
           Raymond Hemmig

         /s/ MICHAEL LAZARUS                    Director            April 29, 1999
------------------------------------
           Michael Lazarus

         /s/ MARSHALL PAYNE                     Director            April 29, 1999
------------------------------------
           Marshall Payne