Form 10-Q
period 1999-05-01
RESTORATION HARDWARE INC
filed 1999-06-15
CIK 863821

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                              ----------------

                                  FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 1, 1999

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


Registrant's Telephone Number, Including Area Code (415)924-1005
--------------------------------------------------------------------------------

     Indicate by check [x] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days    [x] Yes  [ ] No

     As of May 1, 1999, 16,408,546 shares of the Registrant's Common Stock were outstanding.

                                  FORM 10-Q

                      FOR THE QUARTER ENDED MAY 1, 1999

                                    INDEX


                                                               PAGE

PART I.     FINANCIAL INFORMATION


ITEM 1.     Condensed Consolidated Financial Statements

            Balance Sheets (unaudited) as of May 1, 1999,
            January 30, 1999 and May 2, 1998                    3

            Statements of Operations (unaudited) for the
            three months ended May 1, 1999 and May 2, 1998      4

            Statements of Cash Flows (unaudited) for the
            three months ended May 1, 1999 and May 2, 1998      5

            Notes to Condensed Consolidated Financial
            Statements                                          6

ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                 8

ITEM 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                        18

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings                                  18

ITEM 5.     Other Information                                  18

ITEM 6.     Exhibits and Reports on Form 8-K                   19

SIGNATURE PAGE

PART I.      FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           RESTORATION HARDWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                   (Unaudited)

                                                                            May 1,        January 30,          May 2,
                                                                             1999            1999               1998
                                                                          ---------        ---------        ---------
ASSETS
Current assets
       Cash and cash equivalents ..................................       $     131        $   8,201        $   1,387
       Accounts receivable ........................................           5,361            5,176            4,495
       Merchandise inventories ....................................          65,773           65,398           48,685
       Prepaid expense and other ..................................           8,594            5,873            3,083
                                                                          ---------        ---------        ---------
             Total current assets .................................          79,859           84,648           57,650

       Property and equipment, net ................................          77,240           72,680           47,508
       Goodwill ...................................................           4,551            4,512            4,029
       Other long term assets .....................................           2,765            2,405            1,546
                                                                          ---------        ---------        ---------
             Total assets .........................................       $ 164,415        $ 164,245        $ 110,733
                                                                          =========        =========        =========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses ......................       $  30,448        $  39,697        $  24,352
       Current portion of deferred lease incentives ...............           2,538            2,405            1,479
       Revolving line of credit and short term debt ...............          10,301               12           29,225
       Other current liabilities ..................................           6,836            8,117            2,404
                                                                          ---------        ---------        ---------
             Total current liabilities ............................          50,123           50,231           57,460

       Long-term debt .............................................             452              458            4,163
       Long-term portion of deferred lease incentives .............          26,417           25,520           16,236
       Deferred rent ..............................................           5,234            4,281            2,332
                                                                          ---------        ---------        ---------
             Total liabilities ....................................          82,226           80,490           80,191

Redeemable preferred stock:
       Series A, convertible, no par value, 2,634,415 shares
             authorized, 0, 0 and 2,492,686 issued and outstanding,
             respectively, (aggregate liquidation preference of $0,
             $0, and $1,656, respectively) ........................            --               --              2,722
       Series B, convertible, no par value, 2,596,825 shares
             authorized, 0, 0 and 2,218,370 issued and outstanding,
             respectively, (aggregate liquidation preference of $0,
             $0 and $5,277, respectively) .........................            --               --              5,172
       Series C, convertible, no par value, 1,701,658 shares
             authorized, 0, 0 and 1,656,431 issued and outstanding,
             respectively, (aggregate liquidation preference of $0,
             $0 and $5,840, respectively) .........................            --               --              5,792
       Series D, convertible, no par value, 2,783,795 shares
             authorized, 0, 0 and 2,783,795 issued and outstanding,
             respectively, (aggregate liquidation preference of $0,
             $0 and $30,902, respectively) ........................            --               --             30,346
                                                                          ---------        ---------        ---------
             Total redeemable preferred stock .....................            --               --             44,032

Stockholders' equity:
       Common stock, $.0001 par value, 40,000,000, 40,000,000 and
             24,500,000 shares authorized, respectively; 16,408,546
             16,246,260 and 4,173,561 issued and outstanding,
             respectively .........................................          93,249           92,169              544
       Deficit ....................................................         (11,060)          (8,414)         (14,034)
                                                                          ---------        ---------        ---------
             Total stockholders' equity ...........................          82,189           83,755          (13,490)

             Total liabilities, redeemable preferred stock and
              stockholders' equity ................................       $ 164,415        $ 164,245        $ 110,733
                                                                          =========        =========        =========

See Notes to Condensed Consolidated Financial Statements.

                           RESTORATION HARDWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)
                                                                  Three Months Ended
                                                               ---------------------------
                                                               May 1, 1999     May 2, 1998
                                                               -----------     -----------
Net sales ...............................................       $ 60,049        $ 32,647
Cost of sales and occupancy .............................         46,000          23,634
                                                                --------        --------
       Gross profit .....................................         14,049           9,013
Selling, general and administrative expenses ............         18,275           9,553
Pre-opening store expenses ..............................            222             298
                                                                --------        --------
Loss from operations  ...................................         (4,448)           (838)
Interest expense, net ...................................            (55)           (426)
                                                                --------        --------
       Loss before income taxes .........................         (4,503)         (1,264)
Income tax benefit ......................................          1,846             518
                                                                --------        --------
       Net loss .........................................         (2,657)           (746)
Accretion of manditorily redeemable
       preferred stock ..................................           --              (999)
                                                                --------        --------
Common stockholder loss .................................       $ (2,657)       $ (1,745)
                                                                ========        ========
Loss per share:
       Basic ............................................       ($  0.16)       ($  0.42)
       Diluted ..........................................       ($  0.16)       ($  0.42)
Weighted average shares outstanding:
       Basic ............................................         16,327           4,173
       Diluted ..........................................         16,327           4,173

See Notes to Condensed Consolidated Financial Statements.

                           RESTORATION HARDWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)


                                                                 Three Months Ended
                                                            ---------------------------
                                                            May 1, 1999     May 2, 1998
                                                            -----------     -----------
Cash flows from operating activities:
   Net loss .........................................       $ (2,657)       $   (746)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization ................          2,208           1,122
       Changes in assets and liabilities:
          Accounts receivable .......................           (184)          2,080
          Merchandise inventories ...................           (375)         (6,116)
          Prepaid expenses and other assets .........         (3,081)         (1,319)
          Accounts payable and accrued expenses......         (9,250)         (2,369)
          Taxes payable .............................         (3,326)         (1,719)
          Other current liabilities .................          2,119            (224)
          Deferred rent .............................            953             423
          Deferred lease incentives and other
             long-term liabilities ..................          1,030           1,059
                                                            --------        --------
                Net cash used in
                      operating activities ..........        (12,563)         (7,809)

Cash flows from investing activities:
       Capital expenditures .........................         (6,722)         (8,133)
       Purchase of subsidiary .......................            (86)         (5,400)
       Foreign currency exchange gain ...............             11             --
       Collections on shareholder advance ...........             --             508
                                                            --------        --------
                Net cash used in
                      investing activities ..........         (6,797)        (13,025)

Cash flows from financing activities:
       Borrowings under revolving line of
           credit-net  ..............................         10,297          15,905
       Principal payments-capital lease obligations              (74)            (59)
       Borrowings (repayments) on long-term debt, net            (13)          5,460
       Issuance of common stock .....................          1,080               3
                                                            --------        --------
                Net cash provided by financing
                      activities ....................         11,290          21,309

Net increase (decrease) in cash and cash equivalents          (8,070)            475
Cash and cash equivalents:
       Beginning of period ..........................          8,201             912
                                                            --------        --------
       End of period ................................       $    131        $  1,387
                                                            ========        ========
       Additional cash flow information:
           Cash paid for interest (net of amount
                capitalized) ........................       $     71        $    762
                                                            ========        ========
           Cash paid for income taxes ...............       $  3,825        $  1,629
                                                            ========        ========

See Notes to Condensed Consolidated Financial Statements.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               THREE MONTHS ENDED MAY 1, 1999 AND MAY 2, 1998


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from our records without audit and, in management's opinion, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at May 1, 1999 and May 2, 1998 and the results of operations and changes in cash flows for the three months ended May 1, 1999 and May 2, 1998. The balance sheet at January 30, 1999 as presented, has been derived from our audited financial statements for the year then ended.

Our accounting policies are described in Note 1 to the audited consolidated financial statements for the year ended January 30, 1999. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed consolidated interim financial statements. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the year ended January 30, 1999.

The results of operations for the three month periods presented herein are not necessarily indicative of the results to be expected for the full year.

Impact of New Accounting Standards -- Effective February 1, 1998, we adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Our comprehensive income does not differ from net income for the three months ended May 1, 1999 and May 2, 1998.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement, which is currently effective, requires all derivatives to be recognized in the balance sheet as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of FAS No. 133. The FASB has recently issued an exposure draft that would extend the required implementation to fiscal years beginning after June 15, 2000. We will adopt FAS No. 133 when required to do so, but do not expect the adoption to materially affect our financial statements as such activities are minimal.

2.  REVOLVING LINE OF CREDIT

We have a revolving line of credit agreement with a commercial bank which allows for cash borrowings and letters of credit up to $70.0 million through June 2000. Interest is paid monthly at the bank's reference rate (7.75% at May 1, 1999) or LIBOR plus 1.25%, depending on the nature of the borrowings and our debt to tangible net worth position. At May 1, 1999, we had $10.3 million outstanding on the line of credit and $1.4 million outstanding under letters of credit. The agreement has certain restrictive covenants, including debt to tangible net worth and minimum earnings before income tax requirements. We were not in compliance with the minimum earnings before income tax covenant for the quarter ended May 1, 1999, and we obtained a waiver of compliance from the bank.

3.  EARNINGS PER SHARE

Basic earnings per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares to be issued through stock options, warrants and other convertible securities. The potential dilutive effects of stock options are excluded from the diluted earnings per share for the quarters ended May 1, 1999 and May 2, 1998 because their inclusion in net loss periods would be anti-dilutive to earnings per share.

4.  SEGMENT REPORTING

We classify our business interests into three identifiable segments: retail, furniture and other. The retail segment includes revenue and expense associated with our retail locations (67 and 44 in 1999 and 1998, respectively). The furniture segment includes all revenue and expense associated with The Michaels Furniture Company ("Michaels"). Other includes all revenue and expense associated with the catalog and other operations. The accounting policies of the segments are the same as those described in Basis of Presentation (Note 1). We evaluate performance and allocate resources based on income from operations which excludes unallocated corporate general and administrative costs. Certain segment information, including segment assets, asset expenditures and related depreciation expense, is not presented as all assets of the Company are commingled and are not available by segment.

Financial information for our business segments is as follows:

                                                     Three Months Ended
                                                -----------------------------
                                                    May 1,         May 2,
                                                    1999           1998
                                                -------------   -------------
Net Sales
  Retail .................................      $56,065         $30,086
  Furniture ..............................        6,677           3,931
  Other ..................................        1,922              --
  Intersegment sales .....................       (4,615)         (1,370)
                                                -------         -------
Consolidated net sales ...................       60,049          32,647
                                                =======         =======

Income/(Loss) from operations
  Retail .................................        1,396           2,716
  Furniture ..............................          508             614
  Unallocated ............................       (5,660)         (3,894)
  Intersegment income from operations ....         (692)           (274)
                                                -------         -------
Consolidated loss from operations ........      $(4,448)        $  (838)
                                                =======         =======


5.  SUBSEQUENT EVENT

In June 1999, we initiated a consumer recall for sock monkeys sold. Since the recall commenced on our about the date of this filing, the overall impact of the recall cannot be accurately determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THE THREE MONTHS (FIRST QUARTER) ENDED MAY 1, 1999 AS COMPARED TO THE THREE MONTHS (FIRST QUARTER) ENDED MAY 2, 1998

NET SALES. Net sales increased $27.4 million, or 83.9%, to $60.0 million in the first quarter of 1999 from $32.6 million in the first quarter of the prior year. This increase in net sales was attributable to new store openings, the "Turn Back the Century Sale"(a promotion of mission-style and leather furniture), an increase in comparable store sales and sales from our wholly owned subsidiary acquired during the first quarter of 1998. At May 1, 1999, we operated 67 stores as compared to 44 stores at May 2, 1998. These additional 23 stores contributed $19.8 million of the sales increase for the quarter. Comparable store sales increased 18.4% in the first quarter of 1999 in part as a result of increases in number of sales transactions in the stores compared to the prior year and as a result of the "Turn Back the Century Sale". Excluding sales from the "Turn Back the Century" event, the comparable store sales increase would have been approximately 7.0% in the first quarter of 1999. We expect comparable store sales to decrease in the future as our store base matures.

GROSS PROFIT. Gross profit increased $5.0 million, or 55.6%, to $14.0 million in the first quarter of 1999 from $9.0 million in the first quarter of the prior year. As a percentage of net sales, first quarter gross profit was 23.4% in 1999 compared to 27.6% in 1998. The decrease in gross profit for the first quarter, as a percentage of net sales, resulted in part from the impact of the "Turn Back the Century Sale" due to the 10% to 25% merchandise discounts offered on select mission-style and leather furniture during this period. In addition, as a customer service accommodation, we honored the discount on some sales made prior to the sale event. The sale promotion also challenged the Michaels Furniture Company due to higher than expected demand for the product.
We were unable to immediately meet the extraordinary demand for the sale items and many customer orders are expected to be manufactured and delivered during the second quarter of 1999. Due to these production constraints, we expect that gross margin in the second quarter will be negatively impacted as a result of the fulfillment of these customer orders.

During the first quarter, we also incurred higher procurement, warehousing and distribution costs than anticipated. We utilize third party warehouses across the country to supply furniture and lighting inventories to our stores. We were challenged during the first quarter in managing these costs.

The estimated first quarter merchandise margin percentage for non-sale merchandise was comparable to a year ago.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expense increased $8.7 million, or 90.6%, to $18.3 million in the first quarter of 1999 from $9.6 million in the first quarter of the prior year. As a percentage of net sales, SG&A expenses increased to 30.4% in the first quarter of 1999 compared to 29.3% in the first quarter of the prior year. The increase in SG&A expense for the first quarter, as a percentage of net sales, resulted in part from the "Turn Back the Century Sale", higher store payrolls due to increased traffic and customer service, and advertising expenses incurred to market the event. Additionally, operating costs were incurred for our catalog compared to zero costs during the same period in the prior year.

PREOPENING STORE EXPENSE. Pre-opening store expense decreased $76,000 to $222,000 in the first quarter of 1999 from $298,000 in the first quarter of the prior year. Pre-opening expense was lower during the first quarter of 1999 due in part to two store openings compared to three store openings in the first quarter of the prior year. Additionally, four stores are scheduled to open in the first half of the second quarter of 1999 compared to the five stores that opened in the first half of the second quarter of the prior year. Pre-opening store expense includes all costs associated with the start-up of the store prior to opening including recruiting, payroll, travel, supplies, occupancy related and advertising, and are expensed as incurred.

NET INTEREST EXPENSE. Interest expense, net of interest income, which includes capital lease interest and interest expense on borrowings under our line of credit facility, decreased $371,000 to $55,000 for the first quarter of 1999 from $426,000 in the first quarter of the prior year. The decrease was due to lower borrowings in the first quarter of 1999 compared to the first quarter of the prior year, primarily attributable to our initial public offering in June of 1998 and lower average store inventories during the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of liquidity and capital resources have been cash flows from operations, borrowings under our credit facilities and proceeds from equity financings and the initial public offering. Our primary capital requirements have been for new store development, working capital and general corporate needs.

Net cash used in operating activities for the first quarter of 1999 was $12.6 million, an increase of $4.8 million over net cash used of $7.8 million in the first quarter of the prior year. This increase resulted primarily from a higher net loss, a higher other assets balance and a decline in accounts payable and accrued expenses balance, partially offset by an increase in other liability balances.

Net cash used in investing activities for the first quarter of 1999 was $6.8 million, a decrease of $6.2 million over net cash used in investing activities of $13.0 million in the first quarter of the prior year. Historically, cash used in investing activities has been related to capital expenditures for new store expansion. Such expenditures totaled $6.7 million for the first quarter of 1999 compared to $8.1 million in the first quarter of the prior year. Additionally, we used
$5.4 million to purchase Michaels in the first quarter of 1998.

Net cash provided by financing activities for the first quarter of 1999 was $11.3 million, compared to $21.3 million in the prior year, a decrease of $10.0 million. We borrowed $10.3 million on our revolving line of credit for the first quarter of 1999, compared to net borrowings of $15.9 million on our revolving line of credit and borrowings of $5.4 million under long-term debt agreements in the first quarter of the prior year.

We have a revolving line of credit agreement with a commercial bank which allows for cash borrowings and letters of credit up to $70.0 million through June 2000. Interest is paid monthly at the bank's reference rate (7.75% at May 1, 1999) or LIBOR plus 1.25%, depending on the nature of the borrowings and our debt to tangible net worth position. At May 1, 1999, we had $10.3 million outstanding on the line of credit and $1.4 million outstanding under letters of credit. The agreement has certain restrictive covenants, including debt to tangible net worth and minimum earnings before income tax requirements. We were not in compliance with the minimum earnings before income tax covenant for the quarter ended May 1, 1999, and we obtained a waiver of compliance from the bank.

We believe that cash flow from operations and funds available under our credit facilities will satisfy our capital requirements for the next 12 months. However, should we be unable to comply with the restrictive covenants of our credit facility during the year, and are unable to obtain an amendment or waiver of compliance from our lender, we would seek additional sources of debt or equity financing or adjust the planned level of capital and other expenditures as needed. Such financing may not be available or, if available, may be on terms that are not favorable to us or our stockholders.

In connection with the acquisition of the furniture subsidiary, we are required to pay the former owner contingent cash consideration equal to 35% of Michaels' earnings before interest, taxes, depreciation and amortization ("EBITDA") for the period from March 20, 1998 to January 30, 1999 and 25% of Michaels' EBITDA for fiscal years ending January 29, 2000 and January 27, 2001. In addition, we are required to transfer shares of Michaels to the former owner of Michaels equal to (i) 3.3% of the outstanding shares of Michaels if Michaels' EBITDA for the period commencing on March 20, 1998 and ending on January 30, 1999 equals or exceeds $2.6 million, (ii) an additional 3.3% of such shares of Michaels if Michaels' EBITDA for the fiscal year ending January 29, 2000 equals of exceeds $3.6 million and (iii)an additional 3.4% of such shares of Michaels if Michaels' EBITDA for the fiscal year ending January 27, 2001 equals or exceeds $4.0 million. An EBITDA based payment of $647,000 was paid in March 1999 to the President of Michaels and no shares of Michaels were transferred to the President.

YEAR 2000

We have formed a Year 2000 (Y2K) Task Force to address the Y2K issue, including efforts to assess issues we face if third parties who we do business with are not prepared to fully address their Y2K issues, and contingency planning. The primary goal of this Task Force is to ensure an uninterrupted transition into the new Millennium. The Task Force, which utilizes the expertise of outside consultants, has prepared a plan that will identify, prioritize and address Y2K issues, both internal and those of significant third parties. Our Y2K Readiness Project (the "Project") includes all Restoration Hardware locations, software, hardware, interfaces with third party systems, and manufacturing, as well as non-information technology (IT) components such as environmental and safety systems, facilities, utilities and supplier readiness.

The Project is divided into four main phases. Phase 1 (Project Scope), which included defining the project scope, providing for Company-wide awareness and generating a preliminary estimate of expense or a project budget is 100% complete. Phase 2 (Inventory) includes identification and inventorying of IT resources and significant dependence on third parties. Phase 3 (Assessment) includes assessment of Y2K compliance on both internal and third party IT components and impact of compliance on current business operations. Phase 4 (Remediation and Testing) will include rectification and remediation planning and implementation and development of a contingency plan for critical business operations should non-compliance potentially disrupt normal business functions.

Phase 2 of the Project is now approximately 95% complete. Completed tasks of this phase include identification and prioritization of approximately 4,000 vendors and merchandise suppliers with whom we do business and a physical inventory and Y2K compliance testing of all personal computers (PC's). Nearly all PC's passed the Y2K test and those that failed will be replaced. The only components remaining to be inventoried are our computer network server software and a few remaining Company-owned assets at the retail store locations, such as HVAC equipment. Phase 2 is expected to be complete by July 1999.

Phase 3 of the Project consists of assessing the Y2K compliance of all date dependent assets and business relationships through a combination of direct contact and independent research. Methods of correction and contingency planning will be implemented according to the assigned priorities. A critical task within this phase is the Y2K compliance assessment of our business partners, including merchandise suppliers. A Y2K compliance inquiry letter has been sent to all identified business partners, and the Task Force is reviewing and tracking all responses. This phase was initiated concurrently with Phase 2, and is scheduled to be completed by July 1999. We anticipate that all four phases of the project will be completed by October 1999.

The replacement of the current manufacturing system at Michaels has been moved to September 1999 from July 1999 due to turnover in the software vendor's implementation team assigned to the project. The current system had previously been identified as non-Y2K compliant and it was determined that replacement software would be purchased and installed, rather than upgrade the existing software to a Y2K compliant version. In addition, we expect to retrofit all retail store point-of-sale systems and their software by October 1999. This retrofit includes updates for Y2K compliance as well as enhancements to the existing software. Other than as noted herein, no significant IT system modifications or replacements have been identified.

As of May 1, 1999, we had incurred approximately $320,000 of costs to implement our Y2K Project. All of these costs have been expensed as incurred, and have been funded from our operating cash flows. We estimate that expenditures necessary to complete the Project will be approximately $700,000. Anticipated costs not yet incurred include progress payments for the replacement of Michaels software system, continued professional consultants services, stores' PC Registers retrofit, replacement of failed Y2K tested PC's, and other software application upgrades, as necessary. This estimate, based on management's best estimates, was derived using numerous assumptions about future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that this estimate will be achieved, and actual results could differ materially from this estimate. Specific factors that might cause such material differences include, but are not limited to, the ability to locate and correct all relevant computer codes, the success achieved by our suppliers in reaching Y2K readiness, the timely availability of necessary replacement items and similar uncertainties.

We intend and expect to implement the changes necessary to address the Y2K issue for our internal IT systems. Because we have no "in-house" applications, that is, all software has been purchased from third party vendors and no software has been programmed or coded within the Company, we believe that with modifications to existing software and/or conversions to new software, the Y2K issue is not reasonably likely to pose significant operational problems for our IT systems as modified and converted.

We are presently unable to assess the likelihood that we will experience significant operational problems due to unresolved Y2K compliance issues from third parties. This not only applies to software and hardware vendors, but also to vendors of non-IT components. Although we are currently working with third party vendors to address any issues, there can be no assurance that we can timely mitigate our risks related to a third party's failure to resolve its Y2K issues. If such mitigation is not achievable, unresolved Y2K compliance issues could have a material impact on our operations.

We currently believe that the most reasonably likely worst-case scenario that we may confront, aside from the failure to replace the existing Michaels software system, relate to a possible failure in one or more geographic regions of third party systems over which we have no control, such as, but not limited to, electrical, communication and delivery services. For example, if such services were to cease we may have to temporarily close stores in the affected areas. Given such a scenario, our focus in developing a contingency plan will be related to keeping stores open and obtaining replenishment inventories, maintaining communication and data transfer between the home office and store locations and ultimately of ensuring that payments are made to both employees and vendors.


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

Our quarterly results of operations may also fluctuate based upon a variety of other factors, including, among other things, the number and timing of store openings and related pre-opening store expenses, the amount of net sales contributed by new and existing stores, the mix of products sold, the timing and level of markdowns, promotional events, store closings, refurbishments or relocations, the mix of Michaels sales to third parties, adverse weather conditions, shifts in the timing of holidays, timing of catalog releases or catalog sales, competitive factors and general economic conditions. We have experienced, and expect to continue to experience, substantial seasonal fluctuations in our sales and operating results, which is typical of many retailers. Historically, a disproportionate amount of our retail sales, approximately half of our annual net sales, and nearly all of our profits have been realized during the fourth quarter. We expect this pattern to continue during the current year and anticipate that in subsequent years the fourth quarter will continue to contribute disproportionately to our operating results, particularly during November and December.

IMPLEMENTATION AND MANAGEMENT OF AGGRESSIVE GROWTH STRATEGY

Our net sales and net income have grown significantly during the past several years, primarily as a result of the opening of new stores. We intend to continue to pursue an aggressive growth strategy for the foreseeable future, and our future operating results will depend largely upon our ability to open and operate stores and manage a larger business successfully. We intend to open approximately 30 new stores in 1999 (of which 2 stores have been opened as of May 1, 1999). Our ability to open stores on a timely basis and the performance of such stores will depend upon many factors, including, among others, our ability to identify and enter new markets, locate suitable store sites, negotiate acceptable lease terms, hire and train store managers and sales associates and obtain adequate capital resources on acceptable terms. Any restrictions on our ability to expand would have a material adverse effect on our business, results of operations and financial condition. As a result, there can be no assurance that we will be able to achieve our targets for opening new stores. Moreover, there can be no assurance that our new stores will be successful or achieve operating results comparable to our existing stores.

We plan to continue to enter new markets in various regions of the United States in 1999 and 2000. Operation of a greater number of new stores and expansion into new markets may present competitive, distribution and merchandising challenges that are different from those currently encountered by us in our existing stores and markets. In addition, there can be no assurance that our expansion within our existing markets will not adversely affect the individual financial performance of our existing stores or our overall results of operations. Specifically, we cannot determine the impact on current profitability as we expand our distribution of catalogs and increase our mail order business.

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

SMALL STORE BASE

We operated 67 stores at May 1, 1999. The results achieved to date by our relatively small store base may not be indicative of the results that may be achieved from a larger number of stores. In addition, should any new store be unprofitable or should any existing store experience a decline in profitability, the effect on our results of operations could be more significant than would be the case if we had a larger store base.

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

DEPENDENCE ON KEY VENDORS

Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. Although we have many sources of merchandise, two of our vendors (Mitchell Gold, a manufacturer of upholstered furniture and Robert Abbey Inc., a manufacturer of table and floor lamps)together accounted for approximately 15% of our aggregate merchandise purchases in fiscal year 1998. In addition, our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have limited the distribution of their merchandise in the past. We have no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products and any vendor or distributor could discontinue selling to us at any time. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to using the future, or be able to develop relationships with new vendors or that any inability to acquire suitable merchandise or the loss of one or more key vendors will not have a material adverse effect on our business, results of operations and financial condition. In addition, a single vendor supports our management information systems and we have generally employed a single general contractor to oversee the construction of our new stores. A failure by such vendor to support these systems or by such contractor to continue such services adequately could have a material adverse effect on the Company. We are currently replacing a non-Y2K compliant software system at Michaels and expect to have the new software in place by September 1999. The failure of this implementation could have a material adverse effect on the production capabilities of Michaels.

DEPENDENCE ON IMPORTS AND VULNERABILITY TO IMPORT RESTRICTIONS

Historically we have purchased approximately 15% of our merchandise directly from vendors located abroad, primarily in India, and expect that such purchases will increase slightly as a percentage of total merchandise purchases in 1999. These arrangements are subject to the risks of relying on products manufactured abroad, including import duties and quotas, loss of "most favored nation" trading status, currency fluctuations, work stoppages, economic uncertainties including inflation, foreign government regulations, political unrest and trade restrictions, including United States retaliation against foreign trade practices. While we believe that we could find alternative sources of supply, an interruption or delay in supply from India or our other foreign sources, or the imposition of additional duties, taxes or other charges on these imports could have a material adverse effect on our business, financial condition and results of operations unless and until alternative supply arrangements are secured. Moreover, products from alternative sources may be of lesser quality or more expensive than those we currently purchase.

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


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on this quarterly Form 10-Q contains "forward looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include statements as to our plans to open additional stores, the anticipated performance of new stores, the impact of competition and other statements containing words such as "believes," "anticipates," "estimates," "expects," "may," "intends," and words of similar import or statements of management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause the actual results, market performance or our achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, changes in economic or business conditions in general, changes in product supply, changes in the competitive environment in which we operate, competition for and the availability of sites for new stores, changes in our management information needs, changes in customer needs and expectations and governmental actions. We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to our market risk as disclosed in our report on Form 10-K filed for the fiscal year ended January 30, 1999.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There are no material pending legal proceedings against us. We are, however, involved in routine litigation arising in the ordinary course of our business, and, while the results of the proceedings cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

In cooperation with the U.S. Consumer Product Safety Commission, Restoration Hardware is recalling approximately 13,000 Sock Monkey stuffed animals sold since mid-1997. Sewing needles or pins have been found in the stuffing of a significant number of monkeys after a small child in Utah received a minor injury to her lip and a Restoration Hardware employee in Portland, Oregon found a needle in a sock monkey on display. All merchandise has been removed from sale. The monkeys were manufactured by third parties in the United States and in China. Needles have been found in both domestic and overseas production. In June 1999, a consumer recall will be initiated for sock monkeys sold. We will be refunding all customer returns and will be offering a small discount on a future purchase as a customer accomodation. Since the recall was commenced on or about the date of this filing, the overall impact of the recall cannot be accurately determined. Accordingly, no assurance can be made that the outcome of the recall would not have a material adverse effect on our business, operating results and financial condition. For further information regarding the recall, a toll free number was established (1-877-747-4671) and information will be posted on our website at www.restorationhardware.com.

ITEM 5.   OTHER INFORMATION

During the second quarter of 1999, the Director of Distribution and Director of Inventory Management resigned. We are currently recruiting a new Director of Distribution. All responsibilities previously held by the Director of Inventory Management have been assumed by others.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(a)  Exhibits

  3.1   Amended and Restated Certificate of Incorporation (1)
  3.2   Bylaws, as amended at date (1)
  4.1   Reference is made to Exhibit 3.1 (1)
  4.2   Reference is made to Exhibit 3.2 (1)
  4.3   Specimen Common Stock Certificate (1)
  10.1  Form of 1995 Stock Option Plan (1)
  10.2  Form of 1998 Stock Incentive Plan (1)
  10.3  Form of 1998 Employee Stock Purchase Plan (1)
  10.4  Form of Indemnity Agreement for Officers and Directors
  10.5 Restated Investors Rights Agreement dated may 16, 1997 among the Company, the founders and Common Stock Warrantholders, Series D Warrantholders and Common Stock holders and Investors (1)
  10.6 Stock Purchase Agreement dated March 20, 1998 between the Company and Michael Vermillion (1)
  10.7 Supply Agreement dated March 20, 1998 between the Company, Michaels Concepts in Wood, Inc. and Michael Vermillion (1)
  10.8 Lease Agreement dated May 4, 1994 between the Company and Stephen and Christine Gordon (1)
  10.9 Commercial lease and Deposit Receipt dated October 18, 1994 and Addendums dated October 20, 1994 and November 21, 1994 between the Company and H. Koch and Sons (1)
  10.10 Office Lease dated February 21, 1997 between the Company and Paradise Point Partners (1)
  10.11 Standard Industrial/Commercial Multi-Tenant Lease dated May 12, 1997 between the Company and Mortimer B. Zuckerman (1)
  10.12 Fourth Amended and Restated Loan and Security Agreement dated April, 1998 (1)
  10.13 Second Amendment to the Fourth Amended and Restated Loan and Security Agreement dated October, 1998 (2)
 *10.14 Standard Industrial/Commercial Multi-Tenant Lease dated October 6, 1998 between the Company and Central Valley LLC
 *27.1  Financial Data Schedule

(1) Incorporated by reference to the exhibit with the same number filed with the Company's Registration Statement on Form S-1 (File No. 333-51027) filed on June 17, 1998.

(2) Incorporated by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.


*  Filed herewith.

(b)  Financial Statement Schedules

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(c)  Reports on Form 8-K

We filed no reports on Form 8-K during the three month period ended May 1, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                RESTORATION HARDWARE, INC.
                                --------------------------

Date: June 14, 1999             /s/ Stephen Gordon
                                --------------------------

                                By:  Stephen Gordon
                                     Chief Executive Officer and Chairman


                                RESTORATION HARDWARE, INC.
                                --------------------------

Date: June 14, 1999             /s/ Thomas Low
                                --------------------------
                                By:  Thomas Low
                                     Senior Vice President and
                                     Chief Financial Officer