Form 10-Q
period 1999-07-31
RESTORATION HARDWARE INC
filed 1999-09-14
CIK 863821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1999

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

          For the transition period from ___________ to _____________.

                        Commission file number 333-51027

                           RESTORATION HARDWARE, INC.

             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                               68-0140361
  ---------------------------------------------------------------------------
   (State or Other Jurisdiction of              (I.R.S. Employer ID No.)
   Incorporation or Organization)

       15 Koch Road, Suite J, Corte Madera, CA              94925

      (Address of Principal Executive Offices)            (Zip Code)


        Registrant's Telephone Number, Including Area Code (415)924-1005

      Indicate by check [x] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days [ ] Yes [x] No

      As of July 31, 1999, 16,794,050 shares of the Registrant's Common Stock were outstanding.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JULY 31, 1999

                                      INDEX

PAGE

PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

          Balance Sheets (unaudited) as of July 31, 1999,
          January 30, 1999 and August 1, 1998                                    3

          Statements of Operations (unaudited) for the
          three and six months ended July 31, 1999 and August 1, 1998            4

          Statements of Cash Flows (unaudited) for the
          six months ended July 31, 1999 and August 1, 1998                      5

          Notes to Condensed Consolidated Financial
          Statements                                                             6

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                    8

ITEM 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                           18

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                     18

ITEM 5.   Other Information                                                     18

ITEM 6.   Exhibits and Reports on Form 8-K                                      19

SIGNATURE PAGE

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           RESTORATION HARDWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                  (Unaudited)


                                                                                        July 31,       January 30,      August 1,
                                                                                          1999            1999            1998
                                                                                      ------------    ------------    ------------
ASSETS
Current assets:

       Cash and cash equivalents                                                      $      1,839    $      8,201    $      4,340
       Accounts receivable                                                                   7,184           5,176           9,149
       Merchandise inventories                                                              64,793          65,398          50,829
       Prepaid expense                                                                       6,430           5,873           3,815
       Deferred tax assets                                                                   4,517              --             835
                                                                                      ------------    ------------    ------------
           Total current assets                                                             84,763          84,648          68,968

       Property and equipment, net                                                          86,150          72,680          56,468
       Goodwill                                                                              4,636           4,512           4,303
       Other long term assets                                                                3,003           2,405           1,578
                                                                                      ------------    ------------    ------------
           Total assets                                                               $    178,552    $    164,245    $    131,317
                                                                                      ============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

       Accounts payable and accrued expenses                                          $     37,611    $     39,697    $     26,174
       Current portion of deferred lease incentives                                          2,782           2,405           1,764
       Revolving line of credit and short term debt                                         16,729              12             250
       Other current liabilities                                                             6,179           8,117           2,664
                                                                                      ------------    ------------    ------------
           Total current liabilities                                                        63,301          50,231          30,852

       Long-term debt                                                                          400             458             619
       Long-term portion of deferred lease incentives                                       28,920          25,520          19,629
       Deferred rent                                                                         6,067           4,281           2,760
                                                                                      ------------    ------------    ------------
           Total liabilities                                                                98,688          80,490          53,860

Stockholders' equity:

       Common stock, $.0001 par value; 40,000,000, 40,000,000 and 40,000,000 shares authorized, respectively; 16,794,050, 16,246,260 and 16,201,805
           issued and outstanding, respectively                                             93,516          92,169          92,063

       Deficit                                                                             (13,652)         (8,414)        (14,606)
                                                                                      ------------    ------------    ------------
           Total stockholders' equity                                                       79,864          83,755          77,457

           Total liabilities and stockholders' equity                                 $    178,552    $    164,245    $    131,317
                                                                                      ============    ============    ============


See Notes to Condensed Consolidated Financial Statements.

                           RESTORATION HARDWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                   (Unaudited)


                                                             Three Months Ended                      Six Months Ended
                                                      ---------------------------------       ---------------------------------
                                                      July 31, 1999      August 1, 1998       July 31, 1999      August 1, 1998
                                                      -------------      --------------       -------------      --------------
Net Sales                                             $      53,926       $      39,675       $     113,975       $      72,321
Cost of sales and occupancy                                  39,023              27,880              85,652              51,958
                                                      -------------       -------------       -------------       -------------
      Gross profit                                           14,903              11,795              28,323              20,363

Selling, general and administrative expenses                 18,468              11,759              36,123              20,868
Pre-opening store expenses                                      583                 558                 804                 855
                                                      -------------       -------------       -------------       -------------

Loss from operations                                         (4,148)               (522)             (8,604)             (1,360)
Interest expense, net                                          (220)               (419)               (274)               (845)
                                                      -------------       -------------       -------------       -------------

Loss before income taxes                                     (4,368)               (941)             (8,878)             (2,205)
Provision for income taxes                                   (1,791)               (386)             (3,640)               (904)
                                                      -------------       -------------       -------------       -------------

      Net loss                                               (2,577)               (555)             (5,238)             (1,301)

Accretion of manditorily redeemable
      preferred stock                                            --                  --                  --                (999)
                                                      -------------       -------------       -------------       -------------

Loss available to common stockholders                 $      (2,577)      $        (555)      $      (5,238)      $      (2,300)
                                                      =============       =============       =============       =============


Loss per share:

      Basic                                                  $(0.15)             $(0.06)             $(0.32)             $(0.33)
      Diluted                                                $(0.15)             $(0.06)             $(0.32)             $(0.33)

Weighted average shares outstanding:

      Basic                                                  16,737               9,850              16,532               7,010
      Diluted                                                16,737               9,850              16,532               7,010


See Notes to Condensed Consolidated Financial Statements.

                           RESTORATION HARDWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)


                                                                     Six Months Ended
                                                             ---------------------------------
                                                             July 31, 1999      August 1, 1998
                                                             -------------      --------------
Cash flows from operating activities:

      Net loss                                                $     (5,238)      $     (1,301)
      Adjustments to reconcile net loss to net cash
          used in operating activities:

          Depreciation and amortization                              4,591              2,433
          Changes in assets and liabilities:
              Accounts receivable                                   (2,008)            (2,574)
              Merchandise inventories                                  605             (8,260)
              Prepaid expenses and other assets                     (1,154)            (2,082)
              Accounts payable and accrued expenses                 (2,088)               638
              Taxes payable                                         (7,843)            (3,354)
              Other current liabilities                              1,505                863
              Deferred rent                                          1,786                850
              Deferred lease incentives and other
                   long-term liabilities                             3,778              4,738
                                                              ------------       ------------
              Net cash used in operating activities                 (6,066)            (8,049)

Cash flows from investing activities:

      Capital expenditures                                         (17,967)           (18,458)
      Purchase of subsidiary                                          (218)            (5,737)
      Cash collected on shareholder advance                             --                508
                                                              ------------       ------------
              Net cash used in investing activities                (18,185)           (23,687)

Cash flows from financing activities:
      Borrowings under revolving line of
          credit, net                                               16,725            (11,884)
      Principal payments - capital lease obligations                  (169)              (110)
      Borrowings (repayments) on long term debt, net                   (14)              (319)
      Issuance of common stock                                       1,347             47,477
                                                              ------------       ------------
              Net cash provided by financing
                   activities                                       17,889             35,164

Net increase (decrease) in cash and cash equivalents                (6,362)             3,428

Cash and cash equivalents:

      Beginning of period                                            8,201                912
                                                              ------------       ------------
      End of period                                           $      1,839       $      4,340
                                                              ============       ============

      Additional cash flow information:
          Cash paid for interest (net of amount
              capitalized)                                    $        335       $      1,009
                                                              ============       ============
          Cash paid for taxes                                 $      3,985       $      1,656
                                                              ============       ============

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE AND SIX MONTHS ENDED JULY 31, 1999 AND AUGUST 1, 1998

1.  BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements have been prepared from our records without audit and, in management's opinion, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at July 31, 1999 and August 1, 1998; results of operations for the three and six months ended July 31, 1999 and August 31, 1998; and changes in cash flows for the six months then ended. The balance sheet at January 30, 1999, as presented, has been derived from our audited financial statements for the year then ended. Certain reclassifications have been made to the 1998 presentation to conform to the 1999 presentation.

Our accounting policies are described in Note 1 to the audited consolidated financial statements for the year ended January 30, 1999. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the year ended January 30, 1999.

The results of operations for the three and six month periods presented herein are not necessarily indicative of the results to be expected for the full year.

Impact of New Accounting Standards -- Effective February 1, 1998, we adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Our comprehensive income does not differ from net income for the three and six month periods ended July 31, 1999 and August 1, 1998.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires all derivatives to be recognized in the balance sheet as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of FAS No. 133. FAS No. 133, as amended by FAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We do not expect the adoption to materially affect our financial statements.

2.  REVOLVING LINE OF CREDIT

We have a revolving line of credit agreement with a commercial bank which allows for cash borrowings and letters of credit up to $70.0 million through June 2000. Interest is paid monthly at the bank's reference rate (8.00% at July 1, 1999) or LIBOR plus a margin depending on the nature of the borrowings and our debt to tangible net worth position. At July 1, 1999, the margin over the LIBOR rate was 1.375%. The agreement has certain financial covenants, including a maximum debt to tangible net worth and minimum earnings before income tax requirements. On August 19, 1999, we amended our revolving line of credit agreement by changing the financial covenants, retroactive to July 31, 1999, to accommodate our projected financial position and results of operations for the next two quarters. At July 31, 1999, we were in compliance with all amended covenants and had $16.7 million outstanding on the line of credit and $1.4 million outstanding under letters of credit.

3.  EARNINGS PER SHARE

Basic earnings per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares to be issued through stock options, warrants and other convertible securities. The potential dilutive effects of stock options are excluded from the diluted earnings per share for the quarters and year to date periods ending July 31, 1999 and August 1, 1998 because their inclusion in net loss periods would be anti-dilutive to earnings per share.

4.  SEGMENT REPORTING

We classify our business interests into three identifiable segments: retail, furniture and other. The retail segment includes revenue and expense associated with our retail locations (74 and 51 at July 31,1999 and August 1, 1998, respectively). The furniture segment includes all revenue and expense associated with The Michaels Furniture Company, Inc., a wholly owned subsidiary ("Michaels"). Other includes all revenue and expense associated with the catalog and other operations. The accounting policies of the segments are the same as those described in Basis of Presentation (Note 1). We evaluate performance and allocate resources based on income from operations which excludes unallocated corporate general and administrative costs. Certain segment information, including segment assets, asset expenditures and related depreciation expense, is not presented as all assets of the Company are commingled and are not available by segment.

Financial information for our business segments is as follows:

                                                       Three Months Ended                       Six Months Ended
                                                ----------------------------------      ----------------------------------
                                                July 31, 1999       August 1, 1998      July 31, 1999       August 1, 1998
                                                -------------       --------------      -------------       --------------
Net sales

      Retail                                     $     50,132        $     34,235        $    106,198        $     64,321
      Furniture                                         6,730               6,879              13,408              10,810
      Other                                             1,806                                   3,727                  --
      Intersegment sales                               (4,742)             (1,439)             (9,358)             (2,810)
                                                 ------------        ------------        ------------        ------------
Consolidated net sales                           $     53,926        $     39,675        $    113,975        $     72,321
                                                 ============        ============        ============        ============

Income/(loss) from operations

      Retail                                     $      3,137        $      3,854        $      4,533        $      6,570
      Furniture                                           727               1,023               1,235               1,637
      Unallocated                                      (7,301)             (5,385)            (12,968)             (9,279)
      Intersegment loss from operations                  (711)                (14)             (1,404)               (288)
                                                 ------------        ------------        ------------        ------------
Consolidated loss from operations                $     (4,148)       $       (522)       $     (8,604)       $     (1,360)
                                                 ============        ============        ============        ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THE THREE MONTHS (SECOND QUARTER) AND SIX MONTHS (YEAR-TO-DATE) ENDED JULY 31, 1999 AS COMPARED TO THE THREE MONTHS (SECOND QUARTER) AND SIX MONTHS (YEAR-TO-DATE) ENDED AUGUST 1, 1998

NET SALES. Net sales increased $14.2 million, or 35.8%, to $53.9 million in the second quarter of 1999 from $39.7 million in the second quarter of the prior year. Year-to-date net sales increased $41.7 million, or 57.7%, to $114.0 million from $72.3 million in the prior year. This increase in net sales was attributable to new store openings and an increase in comparable store sales. At July 31, 1999, we operated 74 stores as compared to 51 stores at August 1, 1998. These additional 23 stores contributed $13.4 million of the sales increase for the second quarter and $26.6 million of the sales increase year to date. Comparable store sales increased 1.2% in the second quarter of 1999 and 9.4% year to date. The second quarter net sales were challenging in all categories except furniture, as we continued to fulfill customer orders from the first quarter "Turn Back the Century Sale" furniture sale event. Second quarter sales were further impacted as fewer new furniture orders were placed due to the lengthy delivery estimates, less than optimal inventory positions on core merchandise and our efforts to move furniture and lighting to regional distribution centers from third party warehouses which left our stores without key merchandise to sell during the transition period.

GROSS PROFIT. Gross profit increased $3.1 million, or 26.3%, to $14.9 million in the second quarter of 1999 from $11.8 million in the second quarter of the prior year. As a percentage of net sales, second quarter gross profit was 27.6% in 1999 compared to 29.7% in the prior year. The decrease in gross profit for the second quarter, as a percentage of net sales, resulted in part from the continued impact of the "Turn Back the Century Sale" which offered merchandise discounts from 10% to 25% on select mission-style and leather furniture during the first quarter of 1999. Although the sale event was held in the first quarter, we were unable to meet the extraordinary demand for the sale items and customer orders were manufactured and delivered throughout the second quarter. Additionally, during the second quarter, we began transitioning our distribution strategy from maintaining furniture and lighting inventories at third party warehouse locations near stores to more centralized locations whereby furniture and lighting would be stored at Company operated regional distribution centers. The additional expense associated with the third party warehouse storage and related distribution costs further impacted our gross profit during the second quarter. Year-to-date gross profit increased $7.9 million, or 38.7%, to $28.3 million from $20.4 million in the prior year. As a percentage of net sales, year-to-date gross profit was 24.8% compared to 28.2% in the prior year. Again, the decrease in gross profit over the prior year, as a percentage of sales, resulted primarily from the "Turn Back the Century Sale." We are also transitioning our vendor direct store shipments to the regional distribution centers. While we anticipate that these changes will result in improvements in gross margin over time, we were challenged during the first and second quarters in managing our warehousing and distribution costs.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expense increased $6.7 million, or 56.8%, to $18.5 million in the second quarter of 1999 from $11.8 million in the second quarter of the prior year. As a percentage of net sales, SG&A expenses increased to 34.3% in the second quarter of 1999 compared to 29.7% in the second quarter of the prior year. The increase in SG&A expense for the second quarter, as a percentage of net sales, is due to the lower than anticipated second quarter sales based on the reasons outlined above. Additionally, during the second quarter of 1999 we circulated a Father's Day direct mail piece which increased our advertising costs during the quarter compared to zero in the prior year and incurred operating costs for our catalog compared to minimal start-up related costs in the prior year. Year-to-date SG&A expense increased $15.2 million, or 72.7% to $36.1 million from $20.9 million in the prior year. As a percentage of net sales, year-to-date SG&A expense was 31.7% compared to 28.9% in the prior year. On a year over year comparative basis, we are spending more dollars on advertising, repairs and maintenance at the stores and slightly higher payroll as a percentage of net sales.

PREOPENING STORE EXPENSE. Pre-opening store expense increased $25,000, or 4.5%, to $583,000 in the second quarter of 1999 from $558,000 in the second quarter of the prior year. As a percentage of net sales, pre-opening expense decreased to 1.1% in the second quarter of 1999 compared to 1.4% in the second quarter of the prior year. The decrease in pre-opening expense as a percentage of sales is due to our sales growth over prior year while our expenses to open seven stores in each of the second quarter periods remained relatively flat. Pre-opening store expenses include all costs associated with the start-up of the store prior to opening including recruiting, payroll, travel, supplies, occupancy related and advertising, and are expensed as incurred. Year-to-date pre-opening store expense decreased $51,000, or 6.0%, to $804,000 compared to $855,000 in the prior year. As a percentage of net sales, year-to-date pre-opening store expense was 0.7% compared to 1.2% in the prior year. We anticipate this expense, as a percentage of sales, to decrease over time while total dollars spent on preopening will remain approximately the same on a per store basis.

NET INTEREST EXPENSE. Interest expense, net of interest income, which includes capital lease interest and interest expense on borrowings under our line of credit facility, decreased $199,000, or 47.5%, to $220,000 in the second quarter of 1999 from $419,000 in the second quarter of the prior year. Year-to-date net interest expense decreased $571,000, or 67.6% to $274,000 in 1999 compared to $845,000 in the prior year. The decrease was due to lower borrowings in 1999 compared to the prior year, primarily attributable to our initial public offering in June of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of liquidity and capital resources have been cash flows from operations, borrowings under our credit facilities and proceeds from equity financings and our initial public offering. Our primary capital requirements have been for new store development, working capital and general corporate needs.

Net cash used in operating activities year to date for 1999 was $6.1 million, a decrease of $1.9 million over net cash used of $8.0 million in the prior year. This decrease resulted primarily from a decrease in merchandise inventories of $1.2 million in 1999 compared to an increase of $8.3 million in the prior year. This decrease was offset by the increase in net loss of $5.2 million in 1999 from $1.3 million in the prior year, and the impact of larger deferred tax asset balances year over year.

Net cash used in investing activities year to date for 1999 was $18.2 million, a decrease of $5.6 million over net cash used in investing activities of $23.7 million in the prior year. Historically, cash used in investing activities has been related to capital expenditures for new store expansion. Such expenditures totaled $18.0 million year to date for 1999 compared to $18.5 million in the prior year. Additionally, we used $5.4 million to purchase Michaels in the first quarter of 1998.

Net cash provided by financing activities year to date for 1999 was $17.9 million, a decrease of $17.3 million over net cash provided by investing activities of $35.2 million in the prior year. We had net borrowings of $16.7 million on our revolving line of credit year to date in 1999, compared to net repayments of $11.9 million on our revolving line of credit in the prior year. Year to date we issued $1.3 million in common stock due to the exercise of stock options compared to net issuance of common stock of $47.4 million in the prior year as a result of our initial public offering.

We have a revolving line of credit agreement with a commercial bank which allows for cash borrowings and letters of credit up to $70.0 million through June 2000. Interest is paid monthly at the bank's reference rate (8.00% at July 1, 1999) or LIBOR plus a margin depending on the nature of the borrowings and our debt to tangible net worth position. At July 1, 1999, the margin over the LIBOR rate was 1.375%. The agreement has certain financial covenants, including a maximum debt to tangible net worth and minimum earnings before income tax requirements. On August 19, 1999, we amended our revolving line of credit agreement by changing the financial covenants, retroactive to July 31, 1999, to accommodate our projected financial position and results of operations for the next two quarters. At July 31, 1999, we were in compliance with all amended covenants and had $16.7 million outstanding on the line of credit and $1.4 million outstanding under letters of credit.

We believe that cash flow from operations and funds available under our credit facilities will satisfy our capital requirements for the next 12 months. However, should we be unable to comply with the financial covenants of our credit facility during the year, and are unable to obtain an amendment or waiver of compliance from our lender, we would seek additional sources of debt or equity financing or adjust the planned level of capital and other expenditures as needed including reducing the number of new store openings. Such financing may not be available or, if available, may be on terms that are not favorable to us or our stockholders.

In connection with the acquisition of our furniture subsidiary, we are required to pay the former owner contingent cash consideration equal to 25% of Michaels' EBITDA for fiscal years ending 2000 and 2001. In addition, we are required to transfer shares of Michaels to the former owner of Michaels equal to 3.3% of such shares of Michaels if Michaels' EBITDA for the fiscal year ending 2000 equals of exceeds $3.6 million and an additional 3.4% of such shares of Michaels if Michaels' EBITDA for the fiscal year ending 2001 equals or exceeds $4.0 million. An EBITDA based payment of $647,000 was paid in March 1999 to the President of Michaels and no shares of Michaels were transferred to the President.

YEAR 2000

We have formed a Year 2000 (Y2K) Task Force to address the Y2K issue, including efforts to assess issues we face if third parties we do business with are not prepared to fully address their Y2K issues, and contingency planning. The primary goal of this Task Force is to ensure an uninterrupted transition into the new Millennium. The Task Force, which utilizes the expertise of outside consultants, has prepared a plan that will identify, prioritize and address Y2K issues, both internal and those of significant third parties. Our Y2K Readiness Project (the "Project") includes all Restoration Hardware locations, software, hardware, interfaces with third party systems, and manufacturing, as well as non-information technology ("IT") components such as environmental and safety systems, facilities, utilities and supplier readiness.

The Project is divided into four main phases. Phase 1 (Project Scope), which included defining the project scope, providing for Company-wide awareness and generating a preliminary estimate of expense or a project budget, is 100% complete. Phase 2 (Inventory) included identification and inventorying of IT resources and significant dependence on third parties. Phase 3 (Assessment) included assessment of Y2K compliance on both internal and third party IT components and impact of compliance on current business operations. Phase 4 (Remediation and Testing) includes rectification and remediation planning and implementation and development of a contingency plan for critical business operations should non-compliance potentially disrupt normal business functions.

Phase 2 of the Project is 100% complete. Tasks of this phase included identification and prioritization of approximately 4,000 vendors and merchandise suppliers with whom we do business and a physical inventory and Y2K compliance testing of all personal computer (PC's). Nearly all PC's passed the Y2K test and those that failed will be replaced. Also inventoried were assets that may contain date dependent embedded processors, such as HVAC controls and alarm systems.

Phase 3 of the Project is also 100% complete. This phase consisted of assessing the Y2K compliance of all date dependent assets and business relationships through a combination of direct contact and independent research. A critical task within this phase was the Y2K compliance assessment of our business partners, including merchandise suppliers. A Y2K compliance inquiry letter has been sent to all identified business partners, and the Task Force has reviewed and tracked all responses. Those partners considered "high priorities" were also contacted via telephone in the event of non-response to our inquiry letter. The Company currently is using Y2K compliant versions of the majority of its third party software. One of the tasks for Phase 4 is to ensure that all PC's utilizing those applications are upgraded to the Y2K compliant versions.

Phase 4 involves remediation of non-compliant assets and development of contingency plans for all business-critical assets and processes. The Y2K Task Force is currently documenting guidelines for the designated business owners to follow in creating their contingency plans. This phase of the Project is on schedule to be completed by October 1999.

The replacement of the current manufacturing system at Michaels is scheduled for October 1999. The current system had previously been identified as non-Y2K compliant and it was determined that replacement software would be purchased and installed, rather than upgrade the existing software to a Y2K compliant version. In addition, we have begun to retrofit all retail store point-of-sale systems and their software and will be completed by October 1999. This retrofit includes updates for Y2K compliance as well as enhancements to the existing software. Other than as noted herein, no significant IT system modifications or replacements have been identified.

As of July 31, 1999, we had incurred approximately $473,000 of costs to implement our Y2K Project. All of these costs have been expensed as incurred, and have been funded from our operating cash flows. We estimate that expenditures necessary to complete the Project will be approximately $785,000. Anticipated costs not yet incurred include progress payments for the replacement of Michaels software system, continued professional consulting services, retail stores' point-of-sale retrofit, and other software application upgrades, as necessary. This estimate, based on management's best estimates, was derived using numerous assumptions about future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that this estimate will be achieved, and actual results could differ materially from this estimate. Specific factors that might cause such material differences include, but are not limited to, the ability to locate and correct all relevant computer codes, the success achieved by our suppliers in reaching Y2K readiness, the timely availability of necessary replacement items and similar uncertainties.

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

We are presently unable to assess the likelihood that we will experience significant operational problems due to unresolved Y2K compliance issues from third parties. This not only applies to software and hardware vendors, but also to vendors of non-IT components. Although we are continuing to follow up with third party vendors to address any issues, there can be no assurance that we can timely mitigate our risks related to a third party's failure to resolve its Y2K issues. If such mitigation is not achievable, unresolved Y2K compliance issues could have a material impact on our operations.

We currently believe that the most reasonably likely worst-case scenario that we may confront, aside from the failure to replace the existing Michaels software system, may relate to a possible failure in one or more geographic regions of third party systems over which we have no control, such as, but not limited to, electrical, communication and delivery services. For example, if such services were to cease we may have to temporarily close stores or the furniture factory in the affected areas. Given such a scenario, our focus in developing a contingency plan will be related to keeping stores open and obtaining replenishment inventories, maintaining communication and data transfer between the home office and store locations and ultimately of ensuring that payments are made to both employees and vendors.

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

IMPLEMENTATION AND MANAGEMENT OF AGGRESSIVE GROWTH STRATEGY

Our net sales and net income have grown significantly during the past several years, primarily as a result of the opening of new stores. We intend to continue to pursue an aggressive growth strategy for the foreseeable future, and our future operating results will depend largely upon our ability to open and operate stores and manage a larger business successfully. We intend to open approximately 29 new stores in 1999 (of which 9 stores have been opened as of July 31, 1999). Our ability to open stores on a timely basis and the performance of such stores will depend upon many factors, including, among others, our ability to identify and enter new markets, locate suitable store sites, negotiate acceptable lease terms, acquire merchandise, hire and train store managers and sales associates and obtain adequate capital resources on acceptable terms. Any restrictions on our ability to expand would have a material adverse effect on our business, results of operations and financial condition. As a result, there can be no assurance that we will be able to achieve our targets for opening new stores. Moreover, there can be no assurance that our new stores will be successful or achieve operating results comparable to our existing stores.

We plan to continue to enter new markets in various regions of the United States in 1999 and 2000. Operation of a greater number of new stores and expansion into new markets may present competitive, distribution and merchandising challenges that are different from those currently encountered by us in our existing stores and markets. In addition, there can be no assurance that our expansion within our existing markets will not adversely affect the individual financial performance of our existing stores or our overall results of operations. Specifically, we cannot determine the impact on current profitability as we expand our distribution of catalogs and increase our mail order and e-commerce businesses.

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

We will need to increase our production capacity and improve the manufacturing process at Michaels to meet our store and product growth demands. Additionally, Michaels currently supplies product to a few third party dealers. There can be no assurance that sales to third party dealers will continue or that a change in the mix of sales within the Company and to third party dealers will not adversely impact the results of operations. There can be no assurance that we will be able to adequately supply the retail stores or third party dealers and operate Michaels at the historical levels of profitability.

We anticipate that we will need to expand our current distribution network to accommodate our planned expansion in the future and are currently implementing a new Warehouse Management System as well as a change in distribution strategy. This change in distribution strategy involves transitioning from maintaining furniture and lighting inventories at third party warehouse locations near stores to more centralized locations whereby furniture and lighting would be stored at Company operated regional distribution centers. We are also transitioning our vendor direct shipments to the regional distribution centers. There can be no assurance that such changes will not cause disruptions that could materially adversely affect our business, results of operations and financial condition. We currently continue to rely on third party warehouses to handle our products during this transition and the expense related to this fluctuates with inventory levels and there can be no assurance that we can reduce this expense as inventory levels increase. Further, we rely upon third party carriers and warehouses for our product shipments, including shipments to and from all of our stores, and accordingly are subject to the risks, including employee strikes and inclement weather, associated with such carriers' ability to provide warehousing and delivery services to meet our needs. In addition, distribution, warehousing and freight costs also fluctuate as a result of sales activity and there is no assurance that we can generate sufficient merchandise margins to offset these additional costs. We are also dependent upon temporary employees to adequately staff our distribution facility, particularly during busy periods such as the Christmas season and while stores are opening. There can be no assurance that we will continue to receive adequate assistance from our temporary employees, or that there will continue to be sufficient sources of temporary employees.

Historically, cash flow from operations has been insufficient to finance our growth and we have relied upon our line of credit and the proceeds from our initial public offering in June 1998 to finance working capital requirements. There can be no assurance that our operations will generate sufficient cash flow or that adequate financings will be available to finance our continued growth.

SMALL STORE BASE

We operated 74 stores at July 31, 1999. The results achieved to date by our relatively small store base may not be indicative of the results that may be achieved from a larger number of stores. In addition, should any new store be unprofitable or should any existing store experience a decline in profitability, the effect on our results of operations could be more significant than would be the case if we had a larger store base.

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

DEPENDENCE ON KEY VENDORS

Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. Although we have many sources of merchandise, two of our vendors (Mitchell Gold, a manufacturer of upholstered furniture and Robert Abbey Inc., a manufacturer of table and floor lamps) together accounted for approximately 15% of our aggregate merchandise purchases in fiscal year 1998. In addition, our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have limited the distribution of their merchandise in the past. We have no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products and any vendor or distributor could discontinue selling to us at any time. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future, or be able to develop relationships with new vendors or that any inability to acquire suitable merchandise or the loss of one or more key vendors will not have a material adverse effect on our business, results of operations and financial condition. In addition, a single vendor supports our management information systems and we have generally employed a single general contractor to oversee the construction of our new stores. A failure by such vendor to support these systems or by such contractor to continue such services adequately could have a material adverse effect on the Company. We are currently replacing a non-Y2K compliant software system at Michaels and expect to have the new software in place by October 1999. The failure of this implementation could have a material adverse effect on the production capabilities of Michaels.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on this quarterly Form 10-Q contains "forward looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include statements as to our plans to open additional stores, the results of strategic initiatives, the anticipated performance of new stores, the impact of competition and other statements containing words such as "believes," "anticipates," "estimates," "expects," "may," "intends," and words of similar import or statements of management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause the actual results, market performance or our achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, changes in economic or business conditions in general, changes in product supply, changes in the competitive environment in which we operate, competition for and the availability of sites for new stores, changes in our management information needs, changes in customer needs and expectations and governmental actions. We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

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

In June 1999, in cooperation with the U.S. Consumer Product Safety Commission, Restoration Hardware recalled approximately 13,000 Sock Monkey stuffed animals sold since mid-1997. Sewing needles or pins were found in the stuffing of a significant number of monkeys after a small child in Utah received a minor injury to her lip and a Restoration Hardware employee in Portland, Oregon found a needle in a sock monkey on display. All merchandise has been removed from sale. The monkeys were manufactured by third parties in the United States and in China. Needles have been found in both domestic and overseas production. We are refunding all customer returns and offering a small discount on a future purchase as a customer accommodation. Costs expected to be incurred in association with the recall are approximately $50,000. For further information regarding the recall, a toll free number was established (1-877-747-4671) and information is posted on our website at www.restorationhardware.com.

ITEM 5. OTHER INFORMATION

In June of 1999, we hired a Vice President, Director of Stores who is responsible for all store and field organization responsibilities. In September 1999, we hired an Executive Vice President, Chief Administrative Officer ("CAO") who is responsible for all financial and information systems activities and investor relations.

David Ferguson of Chase Capital Partners resigned from our Board of Directors during the second quarter. Subsequently, Ann Rhoades, President of People Ink, a human resources consulting firm, was elected to the Board of Directors. Ms. Rhoades was formerly VP People for Southwest Airlines and held human resource executive positions at Doubletree Hotels Corporation and Promus Hotel Corporation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a)   Exhibits

*10.15 First Amendment to the Fourth Amended and Restated Loan and Security Agreement dated August 12, 1998

*10.16 Commercial Lease Agreement dated June, 1999 between the Company and Verbal Corporation.

*10.17 Third Amendment to the Fourth Amended and Restated Loan and Security Agreement dated August 19, 1999

*27.1   Financial Data Schedule

*     Filed herewith.

(b)   Reports on Form 8-K

We filed no reports on Form 8-K during the six month period ended July 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          RESTORATION HARDWARE, INC.

Date: September 14, 1999  /s/ Stephen Gordon
                          ----------------------------------

                          By:  Stephen Gordon
                               Chief Executive Officer and Chairman

                          RESTORATION HARDWARE, INC.

Date: September 14, 1999  /s/ Thomas Low
                          ----------------------------------

                          By:  Thomas Low
                               Senior Vice President and
                               Chief Financial Officer