Form 10-Q
period 1999-10-30
RESTORATION HARDWARE INC
filed 1999-12-14
CIK 863821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO_____________.

                        COMMISSION FILE NUMBER 333-51027

                           RESTORATION HARDWARE, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                           68-0140361
          -------------------------------------------------------------
          (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER ID NO.)
           INCORPORATION OR ORGANIZATION)

              15 KOCH ROAD, SUITE J, CORTE MADERA, CA      94925
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (415)924-1005

        Indicate by check [x] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days [ ] Yes [X] No

        As of October 30, 1999, 16,864,089 shares of the Registrant's Common Stock were outstanding.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 30, 1999

                                      INDEX

                                                                             PAGE
                                                                             ----
PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements

           Balance Sheets as of October 30, 1999,
           January 30, 1999 and October 31, 1998                                3

           Statements of Operations for the three and
           nine months ended October 30, 1999 and October 31, 1998              4

           Statements of Cash Flows for the nine months ended
           October 30, 1999 and October 31, 1998                                5

           Notes to Condensed Consolidated Financial
           Statements                                                           6

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                  9

ITEM 3.    Quantitative and Qualitative Disclosures About
           Market Risk                                                         17

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                   17

ITEM 5.    Other Information                                                   17

ITEM 6.    Exhibits and Reports on Form 8-K                                    17

SIGNATURE PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           RESTORATION HARDWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                     October 30,                   October 31,
                                                                        1999        January 30,       1998
                                                                    (Unaudited)        1999        (Unaudited)
                                                                     ----------     ----------     ----------
ASSETS
Current assets
       Cash and cash equivalents                                      $   2,236      $   8,201      $   2,561
       Accounts receivable                                               10,850          5,176          9,049
       Merchandise inventories                                           98,332         65,398         73,846
       Prepaid expense                                                    6,818          5,873          5,302
       Deferred tax assets                                                6,061             --            863
                                                                      ---------      ---------      ---------
           Total current assets                                         124,297         84,648         91,621

       Property and equipment, net                                      103,707         72,680         68,130
       Goodwill                                                           4,803          4,512          4,350
       Other long term assets                                             2,440          2,405          2,144
                                                                      ---------      ---------      ---------
           Total assets                                               $ 235,247      $ 164,245      $ 166,245
                                                                      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses                          $  62,408      $  39,697      $  47,053
       Current portion of deferred lease incentives                       3,409          2,405          2,117
       Revolving line of credit and short term debt                      41,984             12          8,750
       Other current liabilities                                          6,711          8,117          3,294
                                                                      ---------      ---------      ---------
           Total current liabilities                                    114,512         50,231         61,214

       Long-term debt                                                       400            458            579
       Long-term portion of deferred lease incentives                    34,734         25,520         23,318
       Deferred rent                                                      7,075          4,281          3,618
                                                                      ---------      ---------      ---------
           Total liabilities                                            156,721         80,490         88,729

Stockholders' equity:
       Common stock, $.0001 par value; 40,000,000, 40,000,000 and
           40,000,000 shares authorized, respectively; 16,864,089
           16,246,260 and 16,232,071 issued and outstanding,
           respectively                                                  93,918         92,169         92,109
       Deficit                                                          (15,392)        (8,414)       (14,593)
                                                                      ---------      ---------      ---------
           Total stockholders' equity                                    78,526         83,755         77,516

           Total liabilities and stockholders' equity                 $ 235,247      $ 164,245      $ 166,245
                                                                      =========      =========      =========

See Notes to Condensed Consolidated Financial Statements.

                           RESTORATION HARDWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                        Three Months Ended                          Nine Months Ended
                                               -------------------------------------       --------------------------------------
                                               October 30, 1999     October 31, 1998       October 30, 1999      October 31, 1998
                                                 (Unaudited)          (Unaudited)            (Unaudited)           (Unaudited)
                                               ----------------     ----------------       ----------------      ----------------
Net Sales                                          $  64,754             $  49,637             $ 178,729             $ 121,959
Cost of sales and occupancy                           44,749                33,791               130,535                84,931
                                                   ---------             ---------             ---------             ---------
      Gross profit                                    20,005                15,846                48,194                37,028

Selling, general and administrative expenses          21,787                15,044                57,788                36,731
Pre-opening store expenses                               787                   734                 1,592                 1,589
                                                   ---------             ---------             ---------             ---------

Loss from operations                                  (2,569)                   68               (11,186)               (1,292)
Interest expense, net                                   (448)                  (46)                 (716)                 (891)
                                                   ---------             ---------             ---------             ---------

      Loss before income taxes                        (3,017)                   22               (11,902)               (2,183)
Provision for income taxes                            (1,273)                    9                (4,921)                 (895)
                                                   ---------             ---------             ---------             ---------

      Net loss                                        (1,744)                   13                (6,981)               (1,288)

Accretion of manditorily redeemable
      preferred stock                                     --                    --                    --                  (999)
                                                   ---------             ---------             ---------             ---------

Loss available to common stockholders              $  (1,744)            $      13             $  (6,981)            $  (2,287)
                                                   =========             =========             =========             =========

Loss per share:
      Basic                                        ($   0.10)            $    0.00             ($   0.42)            ($   0.23)
      Diluted                                      ($   0.10)            $    0.00             ($   0.42)            ($   0.23)

Weighted average shares outstanding:
      Basic                                           16,840                16,221                16,635                10,081
      Diluted                                         16,840                17,714                16,635                10,081

See Notes to Condensed Consolidated Financial Statements.

                           RESTORATION HARDWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)


                                                                      Nine Months Ended
                                                           ---------------------------------------
                                                           October 30, 1999       October 31, 1998
                                                             (Unaudited)            (Unaudited)
                                                           ----------------       ----------------
Cash flows from operating activities:
      Net loss                                                  $ (6,981)            $ (1,288)
      Adjustments to reconcile net loss to net cash
          used in operating activities:
          Depreciation and amortization                            7,249                4,266
          Changes in assets and liabilities:
              Accounts receivable                                 (5,673)              (2,475)
              Merchandise inventories                            (32,934)             (31,276)
              Prepaid expenses and other assets                     (980)              (4,134)
              Accounts payable and accrued expenses               22,715               21,528
              Taxes payable                                       (9,387)              (2,573)
              Other current liabilities                            2,083                  862
              Deferred rent                                        2,794                1,708
              Deferred lease incentives and other
                  long-term liabilities                           10,219                8,390
                                                                --------             --------
              Net cash used in
                  operating activities                           (10,895)              (4,992)

Cash flows from investing activities:
      Capital expenditures                                       (38,134)             (31,909)
      Purchase of subsidiary                                        (434)              (5,841)
      Cash collected on shareholder advance                           --                  508
                                                                --------             --------
              Net cash used in
                  investing activities                           (38,568)             (37,242)

Cash flows from financing activities:
      Borrowings under revolving line of
          credit - net                                            41,982               (3,136)
      Principal payments - capital lease obligations                (215)                (191)
      Borrowings (repayments) on long term debt, net                 (17)                (313)
      Issuance of common stock                                     1,748               47,523
                                                                --------             --------
              Net cash provided by financing
                  activities                                      43,498               43,883

Net increase (decrease) in cash and cash equivalents              (5,965)               1,649

Cash and cash equivalents:
      Beginning of period                                          8,201                  912
                                                                --------             --------
      End of period                                             $  2,236             $  2,561
                                                                ========             ========

      Additional cash flow information:
          Cash paid for interest (net of amount
              capitalized)                                      $    728             $  1,036
                                                                ========             ========
          Cash paid for taxes                                   $  4,234             $  1,693
                                                                ========             ========

See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        THREE AND NINE MONTHS ENDED OCTOBER 30, 1999 AND OCTOBER 31, 1998

1. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements have been prepared from our records without audit and, in management's opinion, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at October 30, 1999 and October 31, 1998; results of operations for the three and nine months ended October 30, 1999 and October 31, 1998; and changes in cash flows for the nine months then ended. The balance sheet at January 30, 1999, as presented, has been derived from our audited financial statements for the year then ended. Certain reclassifications have been made to the 1998 presentation to conform to the 1999 presentation.

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

The results of operations for the three and nine month periods presented herein are not necessarily indicative of the results to be expected for the full year.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires all derivatives to be recognized in the balance sheet as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of FAS No. 133. FAS No. 133, as amended by FAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We are currently evaluating what impact, if any, FAS 133 may have on our financial statements.

2. REVOLVING LINE OF CREDIT

We have a revolving line of credit agreement with a commercial bank which allows for cash borrowings and letters of credit up to $70.0 million through June 2000. Interest is paid monthly at the bank's reference rate (8.25% at October 30, 1999) or LIBOR plus a margin depending on the nature of the borrowings and our debt to tangible net worth position. At October 30, 1999, the margin over the LIBOR rate was 1.50%. The agreement has certain financial covenants, including a maximum debt to tangible net worth and minimum earnings before income tax requirements. On August 19, 1999, we amended our revolving line of credit agreement by changing the financial covenants, retroactive to July 31, 1999, to accommodate our projected financial position and results of operations for the next two quarters. At October 30, 1999, we were in compliance with all amended covenants and had $42.0 million outstanding on the line of credit and $1.4 million outstanding under letters of credit.

3. EARNINGS PER SHARE

Basic earnings per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares to be issued through stock options, warrants and other convertible securities. The potential dilutive effects of stock options are excluded from the diluted earnings per share for the quarter to date period ending October 30, 1999 and year to date periods ending October 30, 1999 and October 31, 1998 because their inclusion in net loss periods would be anti-dilutive to earnings per share. The dilutive effects of stock options are included in the diluted earnings per share for the quarter to date period ending October 31, 1998.

4. SEGMENT REPORTING

We classify our business interests into three identifiable segments: retail, furniture and other. The retail segment includes revenue and expense associated with our retail locations (85 and 60 at October 30, 1999 and October 31, 1998, respectively). The furniture segment includes all revenue and expense associated with The Michaels Furniture Company, Inc., a wholly owned subsidiary ("Michaels"). Other includes all revenue and expense associated with the catalog and other operations. We evaluate performance and allocate resources based on income from operations which excludes unallocated corporate general and administrative costs. Certain segment information, including segment assets, asset expenditures and related depreciation expense, is not presented as all assets of the Company are commingled and are not available by segment.

Financial information for our business segments is as follows:

                                                                            (dollars in thousands)
                                                        Three Months Ended                          Nine Months Ended
                                               --------------------------------------     ---------------------------------------
                                               October 30, 1999      October 31, 1998     October 30, 1999       October 31, 1998
                                               ----------------      ----------------     ----------------       ----------------
Net sales
      Retail                                       $  61,465             $  43,903             $ 167,664             $ 108,224
      Furniture                                        7,197                 6,730                20,604                17,540
      Other                                            2,120                   817                 5,848                   818
      Intersegment sales                              (6,028)               (1,813)              (15,387)               (4,623)
                                                   ---------             ---------             ---------             ---------
Consolidated net sales                                64,754                49,637               178,729               121,959
                                                   =========             =========             =========             =========

Income/(Loss) from operations
      Retail                                           4,448                 4,758                 8,978                11,328
      Furniture                                        1,032                   669                 2,267                 2,306
      Unallocated                                     (7,145)               (5,087)              (20,123)              (14,366)
      Intersegment loss from operations                 (904)                 (272)               (2,308)                 (560)
                                                   ---------             ---------             ---------             ---------
Consolidated loss from operations                  $  (2,569)            $      68             $ (11,186)            $  (1,292)
                                                   =========             =========             =========             =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THE THREE MONTHS (THIRD QUARTER) AND NINE MONTHS (YEAR-TO-DATE) ENDED OCTOBER 30, 1999 AS COMPARED TO THE THREE MONTHS (THIRD QUARTER) AND NINE MONTHS (YEAR-TO-DATE) ENDED OCTOBER 31, 1998

NET SALES. Net sales increased $15.2 million, or 30.6%, to $64.8 million in the third quarter of 1999 from $49.6 million in the third quarter of the prior year. Year-to-date net sales increased $56.7 million, or 46.5%, to $178.7 million from $122.0 million in the prior year. At October 30, 1999, we operated 85 stores as compared to 60 stores at October 31, 1998. These additional 25 stores contributed $14.5 million of the sales increase for the third quarter and $27.8 million of the sales increase year to date. Comparable store sales decreased 0.2% in the third quarter of 1999 and increased 5.5% year to date. The flat quarterly comparable store sales resulted from the distribution strategy changes we began implementing during the second quarter. Our move to a central distribution strategy for furniture products contributed to lower than planned merchandise inventory levels which hampered our ability to meet customer demand during the first two months of the quarter.

GROSS PROFIT. Gross profit increased $4.2 million, or 26.6%, to $20.0 million in the third quarter of 1999 from $15.8 million in the third quarter of the prior year. As a percentage of net sales, third quarter gross profit was 30.9% in 1999 compared to 31.9% in the prior year. As in the previous quarter, the decrease in gross profit for the third quarter, as a percentage of net sales over the third quarter of the prior year, resulted from transitioning our distribution strategy from maintaining furniture and lighting inventories at third party warehouse locations near stores to more centralized locations whereby furniture and lighting are stored at Company operated regional distribution centers. The additional expense associated with the third party warehouse storage and related distribution costs impacted our gross profit during the third quarter. Furthermore, we were unable to obtain leverage on store occupancy costs due to the shortfall in sales. Year-to-date gross profit increased $11.2 million, or 30.1%, to $48.2 million from $37.0 million in the prior year. As a percentage of net sales, year-to-date gross profit was 27.0% compared to 30.4% in the prior year. Again, the decrease in gross profit over the prior year, as a percentage of sales, resulted primarily from the changes in our distribution strategy. We are also transitioning our vendor direct store shipments to the regional distribution centers. While we anticipate that these changes will result in improvements in gross margin over time, we were challenged during the last two quarters in managing our warehousing and distribution costs.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expense increased $6.8 million, or 45.3%, to $21.8 million in the third quarter of 1999 from $15.0 million in the third quarter of the prior year. As a percentage of net sales, SG&A expenses increased to 33.6% in the third quarter of 1999 compared to 30.3% in the third quarter of the prior year. The increase in SG&A expense for the third quarter, as a percentage of net sales, is due to the lower than anticipated third quarter sales based on the reasons outlined above. Year-to-date SG&A expense increased $21.1 million, or 57.3% to $57.8 million from $36.7 million in the prior year. As a percentage of net sales, year-to-date SG&A expense was 32.3% compared to 30.1% in the prior year. On a year over year comparative basis, we are spending more dollars on store expenses as a percentage of net sales.

PREOPENING STORE EXPENSE. Pre-opening store expense increased $53,000, or 7.2%, to $787,000 in the third quarter of 1999 from $734,000 in the third quarter of the prior year. As a percentage of net sales, pre-opening expense decreased to 1.2% in the third quarter of 1999 compared to 1.5% in the third quarter of the prior year. The decrease in pre-opening expense as a percentage of sales is due to our sales growth over prior year. During the quarter we opened 11 stores compared to nine stores in the third quarter of 1998. Pre-opening store expenses include all costs associated with the start-up of the store prior to opening including recruiting, payroll, travel, supplies, occupancy related and advertising, and are expensed as incurred. Year-to-date pre-opening store expense of $1.6 million to open 20 stores was flat to the $1.6 million spent in the prior year to also open 20 stores. As a percentage of net sales, year-to-date pre-opening store expense was 0.9% compared to 1.3% in the prior year. As a percentage of sales, we anticipate this expense to decrease over time.

NET INTEREST EXPENSE. Interest expense, net of interest income, which includes capital lease interest and interest expense on borrowings under our line of credit facility, increased $402,000, or 873.9%, to $448,000 in the third quarter of 1999 from $46,000 in the third quarter of the prior year. Year-to-date net interest expense decreased $175,000, or 19.6% to $716,000 in 1999 compared to $891,000 in the prior year. The decrease year to date was due to lower borrowings in 1999 compared to the prior year, primarily attributable to our initial public offering in June of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of liquidity and capital resources have been cash flows from operations, borrowings under our credit facilities and proceeds from equity financings and our initial public offering. Our primary capital requirements have been for new store development, working capital and general corporate needs.

Net cash used in operating activities year to date for 1999 was $10.9 million, an increase of $5.9 million over net cash used of $5.0 million in the prior year. This increase resulted primarily from the increase in net loss of $7.0 million in 1999 from $1.3 million in the prior year.

Net cash used in investing activities year to date for 1999 was $38.6 million, an increase of $1.4 million over net cash used in investing activities of $37.2 million in the prior year. Historically, cash used in investing activities has been related to capital expenditures for new store expansion. Such expenditures totaled $38.1 million year to date for 1999 compared to $31.9 million in the prior year. Additionally, we used $5.4 million to purchase Michaels in the first quarter of 1998.

Net cash provided by financing activities year to date for 1999 was $43.5 million, a decrease of $0.4 million over net cash provided by investing activities of $43.9 million in the prior year. Net cash provided by borrowings under our line of credit totalled $42.0 million year to date, compared to net cash used by repayments on our line of credit of $3.1 million for the same period in the prior year. Year to date we issued $1.7 million in common stock due to the exercise of stock options and purchases under our Employee Stock Purchase Plan compared to net issuance of common stock of $47.5 million in the prior year as a result of our initial public offering in June 1998.

We have a revolving line of credit agreement with a commercial bank which allows for cash borrowings and letters of credit up to $70.0 million through June 2000. Interest is paid monthly at the bank's reference rate (8.25% at October 30, 1999) or LIBOR plus a margin depending on the nature of the borrowings and our debt to tangible net worth position. At October 30, 1999, the margin over the LIBOR rate was 1.50%. The agreement has certain financial covenants, including a maximum debt to tangible net worth and minimum earnings before income tax requirements. On August 19, 1999, we amended our revolving line of credit agreement by changing the financial covenants, retroactive to July 31, 1999, to accommodate our projected financial position and results of operations for the next two quarters. At October 30, 1999, we were in compliance with all amended covenants and had $42.0 million outstanding on the line of credit and $1.4 million outstanding under letters of credit.

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

In connection with the acquisition of our furniture subsidiary, we are required to pay the former owner contingent cash consideration equal to 25% of Michaels' EBITDA for fiscal years ending 2000 and 2001. In addition, we are required to transfer shares of Michaels to the former owner of Michaels equal to 3.3% of such shares of Michaels if Michaels' EBITDA for the fiscal year ending 2000 equals or exceeds $3.6 million and an additional 3.4% of such shares of Michaels if Michaels' EBITDA for the fiscal year ending 2001 equals or exceeds $4.0 million. An EBITDA based payment of $647,000 was paid in March 1999 to the President of Michaels and no shares of Michaels were transferred to the President.

YEAR 2000

We have formed a Year 2000 (Y2K) Task Force to address the Y2K issue, including efforts to assess issues we face if third parties we do business with are not prepared to fully address their Y2K issues, and contingency planning. The primary goal of this Task Force is to ensure an uninterrupted transition into the new Millennium. The Task Force, which utilized the expertise of outside consultants, has prepared a plan that will identify, prioritize and address Y2K issues, both internal and those of significant third parties. Our Y2K Readiness Project (the "Project") includes all Restoration Hardware locations, software, hardware, interfaces with third party systems, and manufacturing, as well as non-information technology ("IT") components such as environmental and safety systems, facilities, utilities and supplier readiness.

The Project is divided into four main phases. Phase 1 (Project Scope) included defining the project scope, providing for Company-wide awareness and generating a preliminary estimate of expense or a project budget and is 100% complete. Phase 2 (Inventory) included identification and inventorying of IT resources and significant dependence on third parties. Phase 3 (Assessment) included assessment of Y2K compliance on both internal and third party IT components and the impact of compliance on current business operations. Phase 4 (Remediation and Testing) includes rectification and remediation planning and implementation and development of a contingency plan for critical business operations should non-compliance potentially disrupt normal business functions.

Phase 2 of the Project is 100% complete. Tasks of this phase included identification and prioritization of approximately 4,000 vendors and merchandise suppliers with whom we do business and a physical inventory and Y2K compliance testing of all personal computer (PC's). Also inventoried were assets that may contain date dependent embedded processors, such as HVAC controls and alarm systems.

Phase 3 of the Project is also 100% complete. This phase consisted of assessing the Y2K compliance of all date dependent assets and business relationships through a combination of direct contact and independent research. A critical task within this phase was the Y2K compliance assessment of our business partners, including merchandise suppliers. A Y2K compliance inquiry letter has been sent to all identified business partners, and the Task Force has reviewed and tracked all responses. Those partners considered "high priorities" were also contacted via telephone in the event of non-response to our inquiry letter. The Company currently is using Y2K compliant versions of the majority of its third party software. One of the tasks for Phase 4 is to ensure that all PC's utilizing these applications are upgraded to the Y2K compliant versions.

Phase 4 involves remediation of non-compliant assets and development of contingency plans for all business-critical assets and processes. Contingency plans have been developed using a combination of existing business continuity plans, existing emergency procedures and new Y2K preparedness checklists, unique to each Company location. The checklist consists of contacts, both within the Company and external vendors, whom the locations will need to inform should a failure resulting from the Y2K date change occur. The contacts are indexed by each asset inventoried in Phase 2 of the Project, and also by any processes that rely on those assets. Rollout of the checklist to each location is scheduled to be completed by late-December 1999.

The replacement of the manufacturing system at Michaels was completed in October 1999. The previous system had been identified as non-Y2K compliant and it was determined that replacement software would be purchased and installed, rather than upgrade the existing software to a Y2K compliant version. In addition, we have retrofitted all retail store point-of-sale systems and their software as of November 1999. Other than as noted herein, no significant IT system modifications or replacements have been identified.

As of October 30, 1999, we had incurred approximately $700,000 of costs to implement our Y2K Project. All of these costs have been expensed as incurred, and have been funded from our operating cash flows. We estimate that expenditures necessary to complete the Project will be approximately $85,000. Anticipated costs not yet incurred include retail stores' point-of-sale retrofits not yet invoiced and other software application upgrades, as necessary. This estimate, based on management's best estimates, was derived using numerous assumptions about future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that this estimate will be achieved, and actual results could differ materially from this estimate. Specific factors that might cause such material differences include, but are not limited to, the ability to locate and correct all relevant computer codes, the success achieved by our suppliers in reaching Y2K readiness, the timely availability of necessary replacement items and similar uncertainties.

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

We currently believe that the most reasonably likely worst-case scenario that we may confront may relate to a possible failure in one or more geographic regions of third party systems over which we have no control, such as, but not limited to, electrical, communication and delivery services. For example, if such services were to cease we may have to temporarily close stores or the furniture factory in the affected areas. Given such a scenario, our focus in developing a contingency plan will be related to keeping stores open and obtaining replenishment inventories, maintaining communication and data transfer between the home office and store locations and ultimately of ensuring that payments are made to both employees and vendors.

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

IMPLEMENTATION AND MANAGEMENT OF AGGRESSIVE GROWTH STRATEGY

Our net sales and net income have grown significantly during the past several years, primarily as a result of the opening of new stores. We intend to continue to pursue an aggressive growth strategy for the foreseeable future, and our future operating results will depend largely upon our ability to open and operate stores and manage a larger business successfully. We opened 28 new stores in 1999 (20 of which were opened as of October 30, 1999 and the remaining 8 have opened since the third quarter ended). We intend to open 15 new stores in 2000. Our ability to open stores on a timely basis and the performance of such stores will depend upon many factors, including, among others, our ability to identify and enter new markets, locate suitable store sites, negotiate acceptable lease terms, acquire merchandise, hire and train store managers and sales associates and obtain adequate capital resources on acceptable terms. Any restrictions on our ability to expand would have a material adverse effect on our business, results of operations and financial condition. As a result, there can be no assurance that we will be able to achieve our targets for opening new stores. Moreover, there can be no assurance that our new stores will be successful or achieve operating results comparable to our existing stores.

We plan to continue to enter new markets in various regions of the United States in 2000. Operation of a greater number of new stores and expansion into new markets may present competitive, distribution and merchandising challenges that are different from those currently encountered by us in our existing stores and markets. In addition, there can be no assurance that our expansion within our existing markets will not adversely affect the individual financial performance of our existing stores or our overall results of operations. Specifically, we cannot determine the impact on current profitability as we expand our distribution of catalogs and increase our mail order and e-commerce businesses.

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

We anticipate that we will need to expand our current distribution network to accommodate our planned expansion in the future including the change we are currently undergoing in distribution strategy from maintaining furniture and lighting inventories at third party warehouse locations near stores to more centralized locations whereby furniture and lighting would be stored at Company operated regional distribution centers. We are also transitioning our vendor direct shipments to the regional distribution centers. We implemented a new Warehouse Management System during the quarter at our West coast facility to aid us in our distribution administration. There can be no assurance that such changes will not cause disruptions that could materially adversely affect our business, results of operations and financial condition. We currently continue to rely on third party warehouses to handle our products during this transition and the expense related to this fluctuates with inventory levels and there can be no assurance that we can reduce this expense as inventory levels increase. Further, we rely upon third party carriers and warehouses for our product shipments, including shipments to and from all of our stores, and accordingly are subject to the risks, including employee strikes and inclement weather, associated with such carriers' ability to provide warehousing and delivery services to meet our needs. In addition, distribution, warehousing and freight costs also fluctuate as a result of sales activity and there is no assurance that we can generate sufficient merchandise margins to offset these additional costs. We are also dependent upon temporary employees to adequately staff our distribution facility, particularly during busy periods such as the Christmas season and while stores are opening. There can be no assurance that we will continue to receive adequate assistance from our temporary employees, or that there will continue to be sufficient sources of temporary employees.

Historically, cash flow from operations has been insufficient to finance our growth and we have relied upon our line of credit and the proceeds from our initial public offering in June 1998 to finance working capital requirements. There can be no assurance that our operations will generate sufficient cash flow or that adequate financing will be available to support our continued growth.

SMALL STORE BASE

We operated 85 stores at October 30, 1999. The results achieved to date by our relatively small store base may not be indicative of the results that may be achieved from a larger number of stores. In addition, should any new store be unprofitable or should any existing store experience a decline in profitability, the effect on our results of operations could be more significant than would be the case if we had a larger store base.

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

DEPENDENCE ON KEY PERSONNEL

Our performance depends largely on the efforts and abilities of our executive and senior management team, particularly Stephen Gordon, our Chief Executive Officer and founder, Thomas Christopher, our President and Chief Operating Officer, Walter Parks, our Executive Vice President and Chief Administrative Officer, Thomas Low, our Senior Vice President and Chief Financial Officer and Cory Hunter, our Executive Vice President, Merchandising. The loss of Mr. Gordon's services or the services of other members of the management team could have a material adverse effect on our business, results of operations and financial condition. We do not have employment agreements with any of the members of our executive management team. In addition, our performance will depend upon our ability to attract and retain qualified management, merchandising and sales personnel. There can be no assurance that Mr. Gordon and the existing management team will be able to manage the Company or our growth or that we will be able to attract and retain additional qualified personnel as needed in the future.

DEPENDENCE ON KEY VENDORS

Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. Although we have many sources of merchandise, two of our vendors (Mitchell Gold, a manufacturer of upholstered furniture and Robert Abbey Inc., a manufacturer of table and floor lamps) together accounted for approximately 15% of our aggregate merchandise purchases in fiscal year 1998. In addition, our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have limited the distribution of their merchandise in the past. We have no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products and any vendor or distributor could discontinue selling to us at any time. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future, or be able to develop relationships with new vendors or that any inability to acquire suitable merchandise or the loss of one or more key vendors will not have a material adverse effect on our business, results of operations and financial condition. In addition, a single vendor supports our merchandise management information systems and we have generally employed a single general contractor to oversee the construction of our new stores. A failure by such vendor to support these systems or by such contractor to continue such services adequately could have a material adverse effect on the Company.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on this quarterly Form 10-Q contains "forward looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include statements as to our plans to open additional stores, the results of strategic initiatives, the anticipated performance of new stores, the impact of competition and other statements containing words such as "believes," "anticipates," "estimates," "expects," "may," "intends," and words of similar import or statements of management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause the actual results, market performance or our achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, changes in economic or business conditions in general, changes in product supply, changes in our distribution strategy, changes in the competitive environment in which we operate, competition for and the availability of sites for new stores, changes in our management information needs, changes in customer needs and expectations and governmental actions. We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

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

In June 1999, in cooperation with the U.S. Consumer Product Safety Commission, Restoration Hardware recalled approximately 13,000 Sock Monkey stuffed animals sold since mid-1997. Sewing needles or pins were found in the stuffing of a significant number of monkeys after a small child in Utah received a minor injury to his neck and a Restoration Hardware employee in Portland, Oregon found a needle in a sock monkey on display. All merchandise has been removed from sale. The monkeys were manufactured by third parties in the United States and in China. Needles have been found in both domestic and overseas production. We are refunding all customer returns and offering a small discount on a future purchase as a customer accommodation. Costs expected to be incurred in association with the recall are approximately $50,000. For further information regarding the recall, a toll free number was established (1-877-747-4671) and information is posted on our website at www.restorationhardware.com.

ITEM 5. OTHER INFORMATION

We issued a press release on December 2, 1999 announcing Cory Hunter as Executive Vice President, Merchandising.

Michael Lazarus of Weston Presidio Capital, LLC, resigned from our Board of Directors during the third quarter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a)   Exhibits

EXHIBIT NUMBER          DESCRIPTION
--------------          -----------
*10.18                  Fourth Amendment to the Fourth Amended and Restated Loan
                        and Security Agreement dated October 15, 1999

*27.1                   Financial Data Schedule

*  Filed herewith.


(b)   Reports on Form 8-K

We filed no reports on Form 8-K during the nine month period ended October 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           RESTORATION HARDWARE, INC.

Date: December 14, 1999 /s/ Stephen Gordon

                  By:  Stephen Gordon
                  Chief Executive Officer and Chairman

                           RESTORATION HARDWARE, INC.

Date: December 14, 1999  /s/ Thomas Low

                  By:  Thomas Low
                  Senior Vice President and
                  Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NUMBER          DESCRIPTION
--------------          -----------
*10.18                  Fourth Amendment to the Fourth Amended and Restated Loan
                        and Security Agreement dated October 15, 1999

*27.1                   Financial Data Schedule


*  Filed herewith.