Form 10-K
period 2000-01-29
RESTORATION HARDWARE INC
filed 2000-04-27
CIK 863821

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

                   FOR THE FISCAL YEAR ENDED JANUARY 29, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NO. 000-24261

                           RESTORATION HARDWARE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                        68-0140361
        (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
        INCORPORATION OF ORGANIZATION)                         IDENTIFICATION NO.)

             15 KOCH ROAD, SUITE J
           CORTE MADERA, CALIFORNIA                                   94925
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 924-1005

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

        COMMON STOCK, $.0001 PAR VALUE                             NASDAQ/NMS
             (TITLE OF EACH CLASS)                 (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting stock held by non-affiliates of the registrant was $62,924,169 as of April 1, 2000, based upon the closing price of the registrant's Common Stock on the Nasdaq National Market reported for April 1, 2000. Shares of voting stock held by each executive officer and director and by each person who on that date beneficially owned more than 5% of the outstanding voting stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose. 17,004,842 shares of the registrant's $.0001 par value Common Stock were outstanding on April 1, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the registrant's definitive Proxy Statement to be filed for its 1999 Annual Meeting of Shareholders to be held June 16, 2000 are incorporated by reference herein into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   11
Item 3.   Legal Proceedings...........................................   13
Item 4.   Submission of Matters to a Vote of Security Holders.........   13

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   14
Item 6.   Selected Financial Data.....................................   15
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   16
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   20
Item 8.   Financial Statements and Supplementary Data.................   21
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   38

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   38
Item 11.  Executive Compensation......................................   38
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   38
Item 13.  Certain Relationships and Related Transactions..............   38

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   39

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Restoration Hardware, Inc. and its subsidiaries ("Restoration Hardware" or the "Company") is a specialty retailer of home furnishings, functional and decorative hardware and related merchandise that reflects our classic and authentic American point of view. We market our merchandise through retail locations, mail order catalogues and on the world-wide web at www.restorationhardware.com. Our merchandise strategy and our stores' architectural style create a unique and attractive selling environment designed to appeal to an affluent, well educated 35 to 55 year old customer. We operated 93 stores in 29 states, the District of Columbia and in Canada at January 29, 2000. We operate on a 52 - 53 week fiscal year ending on the Saturday closest to January 31. The current fiscal year ("1999") ended on January 29, 2000 and was a 52-week year.

     We commenced business more than 20 years ago as a purveyor of fittings and fixtures for older homes. Since then, we have evolved into a unique home furnishings retailer offering consumers an array of distinctive, high-quality and often hard-to-find merchandise. We display our broad assortment of merchandise in an architecturally inviting setting, which we believe appeals to both men and women. We believe that we create an attractive and entertaining environment in our stores by virtue of our eclectic product mix, which combines classic, high-quality furniture, lighting, home furnishings and functional and decorative hardware. Integral to the shopping experience, most product displays are complemented by our unique and often whimsical in-store signage program. This signage, created and written by our founder and CEO, Stephen Gordon, provides historical, anecdotal and sometimes nostalgic descriptions of products.

     In March 1998 we purchased The Michaels Furniture Company ("Michaels"), a manufacturer of classic, mission-style hardwood furniture. Prior to the acquisition, Michaels was an independent supplier for our retail stores.

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

     Our typical retail store features approximately 6,600 square feet of selling space designed with a residential look and feel that we believe customers will want to recreate in their own homes. Each store carries over 5,000 SKUs, many of which are frequently turned over to refresh the store offerings and encourage customers to rediscover the store.

     Although we seek to have a broad assortment of merchandise within each of our product categories, our selection process is more item-driven than category-driven. We believe that each product should be able to stand on its own distinctive merits. No product is selected to simply round out a product category. The following table sets forth our product categories by percentage of sales for 1999:

                      PRODUCT CATEGORY                        % OF SALES
                      ----------------                        ----------
Furniture and Lighting......................................      45%
Discovery Items, Accessories and Books......................      23
Hardware and Housewares.....................................      17
Bath and Bedroom............................................       9
Garden and Other............................................       6
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

PRODUCT SELECTION, PURCHASING AND SOURCING

     We make merchandise purchases from over 500 vendors. These vendors include major domestic manufacturers, specialty niche manufacturers and importers. We maintain agents in China, England, France, Japan, India, Portugal and Eastern Europe and our merchandising team travels to Asia and Europe in search of new products. By sourcing products offshore, we seek to achieve increased buying effectiveness and ensure exclusivity for a portion of our product line. In many instances, we also work closely with our vendors to develop products which are unique to Restoration Hardware.

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

     Store operations are managed through 12 operating districts divided into two regions. Each district manager is responsible for approximately eight stores. To ensure delivery of excellent customer service, a typical store is staffed by a store manager, an assistant store manager and anywhere from five to 30 store associates depending on expected customer traffic. Store associates are assigned to one or more of the rooms within the store to ensure that customer needs are addressed in each part of the store. In order to retain and motivate qualified employees, we compensate our store managers with base salaries plus both monthly and yearly bonuses based on sales and profit performance. Assistant managers and store associates receive bonuses for team efforts in comparable sales performance and performance to budget. We conduct training in a number of areas, including product knowledge, and have a culture that empowers staff to go to great lengths to satisfy their customers.

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

MAIL ORDER AND E-COMMERCE

     Our mail order business complements our retail business by building customer awareness of a concept and acting as an effective advertising vehicle. Our current mail order format and business began in the spring of 1997 when we introduced a 32-page "test" catalogue with a total circulation of 150,000 books.

     As in 1998, during 1999 we expanded our mail order business and hired the personnel to support the marketing, merchandising and operations development. We out-source the fulfillment aspects of the business including telemarketing, customer service and distribution.

     From February 1999 through January 2000 we distributed approximately 4 million catalogues. Over 42% of the catalogues were distributed in November and December 1999, the holiday gift-giving season. We mail catalogues to persons with similar demographic profiles to those of our retail customers and who also possess previous mail order purchase histories. For 1999, these persons were primarily identified through the exchange or rental of lists from other mail order businesses, various publications and internally maintained customer lists.

     We believe the catalogue is a key resource to further develop our brand to both retail customers and customers outside of the retail trade area. We are dedicated to the "One Company Concept" and therefore all products offered in the catalogue are also available in our stores. Catalogue copies are also provided to stores to be given to their customers.

     In August 1999 we commerce enabled our website and offered over 400 SKU's across all merchandise categories. The number of items available for sale has continued to increase since that date. All e-commerce transactions are fulfilled by the same fulfillment center used by our mail order business. The consumer enthusiasm for our e-commerce business continues to out perform our expectations.

THE MICHAELS FURNITURE COMPANY

     Michaels offers a line of furniture for the home with approximately 100 different styles available. The specific product lines include living room, bedroom, dining room, home office and accessory items. Throughout 1999 Michaels eliminated the vast majority of its third party customers and expects to sell exclusively to Restoration Hardware during 2000 and beyond. Restoration Hardware carries between 30-35 pieces of Michaels furniture year round. In the fall of 1999, the new "Marston Collection," a selection of bedroom pieces made from cherry wood, was introduced in a few Restoration Hardware stores and was rolled out to all retail stores in February 2000.

     Michaels currently operates two full-time shifts in a two-building manufacturing facility in Sacramento, California. Michaels maintains little, if any, finished goods and all goods produced are shipped immediately. Sales to Restoration Hardware represented 73% of Michaels' total sales during 1999.

MANAGEMENT INFORMATION SYSTEMS

     Our retail management information systems ("MIS") include fully integrated store, merchandising, distribution and financial systems. In 1995, we completed the implementation of STS Systems. This system includes point-of-sale ("POS") data collection and integrates purchase order management, sales reporting, merchandise analysis and stock replenishment.

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

     In 1999 we implemented Auditworks, an upgraded STS Sales Audit application. This application, enhanced from the previously installed Sales Audit module, gives us more visibility to POS transactions as well as improved reporting and additional loss prevention analysis. Sales trending, operational analysis and enhanced data retention are also available in Auditworks.

     Also in 1999 we implemented 4-Wall, a warehouse management package offered through STS. This application provides streamlined processes in our Distribution Center and positions us for smooth warehouse operations in a multi-warehouse environment.

     Finally, in 1999 we also installed Lawson Software to provide accounts payable, general ledger and financial reporting improvements over the existing STS products used. A custom interface was created to bring STS merchandise receiving detail into the Lawson accounts payable application so that the matching process and related controls would continue as they had in STS.

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

EMPLOYEES

     At January 29, 2000 we had approximately 1,600 full-time employees and 1,000 part-time employees. We believe we maintain good employee relations.

EXECUTIVE OFFICERS OF THE COMPANY

     Stephen Gordon (49) -- Chairman of the Board and Chief Executive Officer. Mr. Gordon founded the Company in 1980 and has served as Chief Executive Officer and a Director since that time. Mr. Gordon also served as President until August 1998. Until the recruitment of a professional management team in 1994 and 1995, Mr. Gordon actively managed all aspects of the business.

     Thomas Christopher (52) -- President, Chief Operating Officer and Director. Mr. Christopher joined the Company as Executive Vice President, Chief Operating Officer and a Director in June 1994 and was promoted to President in August 1998. Prior to joining Restoration Hardware, Mr. Christopher was with Barnes & Noble, Inc. for five years where he served in various capacities, including Chief Executive Officer of Bookstop Inc. and President of Barnes & Noble Superstores. Previously, Mr. Christopher worked for 19 years at Pier 1 Imports, a national chain of home furnishing retail stores, where he served in a variety of roles, including Executive Vice President of Operations.

     Cory Hunter (52) -- Executive Vice President, Merchandising. Ms. Hunter joined the Company in November 1999 as Executive Vice President, Merchandising. Ms. Hunter was most recently an independent retail management consultant. Prior to establishing her consulting practice, she was with Eddie Bauer, Inc. for over seven years where she worked in various capacities including Vice President, New Business Development. Previously, she was Vice President and General Merchandise Manager for Pottery Barn, a division of Williams-Sonoma, Inc., from 1986 to 1990. She also served as Partner and Senior Vice President, Merchandising and Marketing for Storehouse, Inc., a specialty retail chain, from 1980 until 1986.

     Walter Parks (41) -- Executive Vice President and Chief Administrative Officer. Mr. Parks joined the Company in September 1999 as Chief Administrative Officer. In addition to his duties as Chief Administrative Officer Mr. Parks assumed the responsibilities of Chief Financial Officer in March 2000.

Prior to joining Restoration Hardware, Mr. Parks was with Ann Taylor for 11 years where he served in various capacities, including Chief Financial Officer.

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

     Our quarterly results of operations may also fluctuate based upon a variety of other factors, including, among other things, the number and timing of store openings and related preopening store expenses, the amount of net sales contributed by new and existing stores, the mix of products sold, the timing and level of markdowns, promotional events, store closings, refurbishments or relocations, the mix of Michaels sales to third parties, adverse weather conditions, shifts in the timing of holidays, timing of catalogue releases or catalogue sales, competitive factors and general economic conditions. For example, we held our first off-price furniture sale event in the first quarter of 1999. While we expected that this event would have a positive impact on sales, the sale event also put pressure on our merchandise margins, which did adversely affect our results from operations. We have experienced, and expect to continue to experience, substantial seasonal fluctuations in our sales and operating results, which is typical of many retailers. Historically, a disproportionate amount of our retail sales, approximately half of our annual net sales, and nearly all of our profits have been realized during the fourth quarter. We expect this pattern to continue during the current year and anticipate that in subsequent years the fourth quarter will continue to contribute disproportionately to our operating results, particularly during November and December.

  Implementation and management of aggressive growth strategy

     Our net sales have grown significantly during the past several years, primarily as a result of the opening of new stores. We intend to continue to pursue an aggressive growth strategy for the foreseeable future, and our future operating results will depend largely upon our ability to open and operate stores and manage a larger business successfully. We opened 28 new stores in 1999 and expect to open between 10 - 15 stores in 2000. Our ability to open stores on a timely basis and the performance of such stores will depend upon many factors, including, among others, our ability to identify and enter new markets, locate suitable store sites, negotiate acceptable lease terms, hire and train store managers and sales associates and obtain adequate capital resources on acceptable terms. Any restrictions on our ability to expand would have a material adverse effect on our business, results of operations and financial condition. As a result, there can be no assurance that we will be able to achieve our targets for opening new stores. Moreover, there can be no assurance that our new stores will be successful or achieve operating results comparable to our existing stores.

     We plan to continue to enter new markets in various regions of the United States in 2000 and 2001. Operation of a greater number of new stores and expansion into new markets may present competitive, distribution and merchandising challenges that are different from those currently encountered by us in our existing stores and markets. In addition, there can be no assurance that our expansion within our existing markets will not adversely affect the individual financial performance of our existing stores or our overall results of operations. Specifically, we cannot determine the impact on current profitability as we expand our distribution of catalogues and increase our mail order and e-commerce business.

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

     We will need to increase our production capacity and improve the manufacturing process at Michaels to meet our store and product growth demands. There can be no assurance that we will be able to adequately supply the retail stores and operate Michaels at the historical levels of operations.

     We anticipate that we will need to expand our current distribution network to accommodate our planned expansion in 2000 and thereafter and have installed a new Warehouse Management System in the Hayward and Baltimore warehouse facilities. There can be no assurance that such change will not cause disruptions that could materially adversely affect our business, results of operations and financial condition. We rely on third party warehouses to handle our products and the expense related to this fluctuates with inventory levels and there can be no assurance that we can reduce this expense as inventory levels increase. Further, we rely upon third party carriers and warehouses for our product shipments, including shipments to and from all of our stores, and accordingly are subject to the risks, including employee strikes and inclement weather, associated with such carriers' ability to provide warehousing and delivery services to meet our needs. In addition, distribution, warehousing and freight costs also fluctuate as a result of sales activity and there is no assurance that we can generate sufficient merchandise margins to offset these additional costs. We are also dependent upon temporary employees to adequately staff our distribution facility, particularly during busy periods such as the Christmas season and while stores are opening. There can be no assurance that we will continue to receive adequate assistance from our temporary employees, or that there will continue to be sufficient sources of temporary employees.

     In order to finance our operations and capital requirements, we expect to use internally generated funds and funds available under our line of credit facility. We typically purchase merchandise from certain vendors on terms requiring payment within 30 days or less after receipt of merchandise. If some or all of our vendors were to demand shorter payment terms, our working capital needs would increase. We believe that cash flow from operations and funds available under our line of credit facility are sufficient to enable us to meet our on-going cash needs for our business, as presently conducted, for the foreseeable future.

  Small store base

     We operated 93 stores at January 29, 2000. The results achieved to date by our relatively small store base may not be indicative of the results that may be achieved from a larger number of stores. In addition, should any new store be unprofitable or should any existing store experience a decline in profitability, the effect on our results of operations could be more significant than would be the case if we had a larger store base.

  Fluctuations in comparable store sales

     A variety of factors affect our comparable store sales including, among others, the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise mix, promotional events, the impact of competition and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past and we believe that such fluctuations may continue. Our comparable store net sales increases for 1999, 1998 and 1997 were 0.8%, 12.3% and 11.1%, respectively. Past comparable store sales results are no indication of future results.

  Dependence on key personnel

     Our performance depends largely on the efforts and abilities of the executive and senior management team, particularly Stephen Gordon, our Chief Executive Officer. The loss of Mr. Gordon's services or the services of other members of the management team could have a material adverse effect on our business, results of operations and financial condition. We do not have employment agreements with any of the members of our executive management team which require them to remain employed with us. In addition, our performance will depend upon our ability to attract and retain qualified management, merchandising and sales personnel. There can be no assurance that Mr. Gordon and the existing management team will be able to manage the Company or our growth or that we will be able to attract and retain additional qualified personnel as needed in the future.

  Dependence on key vendors

     Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. Although we have many sources of merchandise, two of our vendors (Mitchell Gold, a manufacturer of upholstered furniture and Robert Abbey Inc., a manufacturer of table and floor lamps) together accounted for approximately 15% of our aggregate merchandise purchases in 1999. In addition, our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have limited the distribution of their merchandise in the past. We have no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products and any vendor or distributor could discontinue selling to us at any time. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future, or be able to develop relationships with new vendors or that any inability to acquire suitable merchandise or the loss of one or more key vendors will not have a material adverse effect on our business, results of operations and financial condition.

     In addition, a single vendor supports the majority of our management information systems and we have generally employed a single general contractor to oversee the construction of our new stores. A failure by such vendor to support these systems or by such contractor to continue such services adequately could have a material adverse effect on the Company.

  Dependence on imports and vulnerability to import restrictions

     We purchased approximately 15% of our merchandise directly from vendors located abroad, primarily in India, and expect that such purchases will increase slightly as a percentage of total merchandise purchases in 2000. These arrangements are subject to the risks of relying on products manufactured abroad, including import duties and quotas, loss of "most favored nation" trading status, currency fluctuations, work stoppages, economic uncertainties including inflation, foreign government regulations, political unrest and trade restrictions, including United States retaliation against foreign trade practices. While we believe that we could find alternative sources of supply, an interruption or delay in supply from India or our other foreign sources, or the imposition of additional duties, taxes or other charges on these imports could have a material adverse effect on our business, financial condition and results of operations unless and until alternative supply arrangements are secured. Moreover, products from alternative sources may be of lesser quality and/or more expensive than those we currently purchase.

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

ITEM 2. PROPERTIES

     We currently lease two properties located in Corte Madera, California, and one property in San Rafael, California, which are used as our headquarters. The first property consists of approximately 3,600 square feet of office space and approximately 11,000 square feet of warehouse space. The lease expires on November 30, 2002. The second property consists of approximately 21,000 square feet of office space and the lease expires on May 15, 2002. The third property consists of approximately 15,750 square feet of office space and the lease expires September 30, 2001.

     We lease approximately 160,000 square feet of warehouse space in Hayward, California, for use as our west coast distribution center. The lease expires on July 31, 2004, with an option to extend the lease for one additional five-year term. We lease an additional 191,000 square feet of warehouse space in Tracy, California, also for use as a distribution center. The lease expires on September 1, 2003. We lease approximately 50,000 square feet for use as a distribution center in Oakland, California, which was recently released from sublease and will be used for new store receiving in 2000. This lease expires in

May 2001. We lease approximately 276,000 square feet of warehouse space in Baltimore, Maryland, for use as an east coast distribution center. The lease expires on September 30, 2006, with options to extend the lease for two additional three-year terms.

     As of January 29, 2000, we leased approximately 1,061,000 gross square feet for our 93 retail stores. The retail stores lease terms range from 10 to 15 years. Most leases for retail stores provide for a minimum rent, typically including escalating rent increases, plus a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses.

     Michaels leases two properties used for the manufacturing and storage of its mission-style hardwood furniture, in Sacramento, California. The main property consists of approximately 100,000 square feet of manufacturing space and 7,000 square feet of office space. The lease expires on February 28, 2008, with options to extend the lease for two additional 5-year terms. The second property consists of approximately 46,000 square feet of warehouse space which is used to house finished upholstered goods. This lease expires on July 31, 2001.

     The following table identifies our store locations at January 29, 2000:

Alabama
Birmingham

Arizona
Phoenix

California
Berkeley
Corte Madera
Danville
Eureka
Los Angeles(2)
Mission Viejo
Newport Beach
Palo Alto
Pasadena
San Diego(2)
San Mateo
Santa Barbara
Santa Monica
Sherman Oaks
Thousand Oaks
Walnut Creek
Woodland Hills

Colorado
Denver
Littleton

Connecticut
Farmington
Greenwich
Westport

Florida
Aventura
Miami
Orlando
Palm Beach
Sarasota
Tampa(2)
Winter Park

Georgia
Atlanta(2)
Buford

Illinois
Lincoln Park
Naperville
Oak Brook
Schaumburg
Skokie

Indiana
Indianapolis

Kansas
Leawood
Wichita

Louisiana
Baton Rouge
Metairie

Maryland
Columbia

Massachusetts
Boston
Chestnut Hill
Peabody

Michigan
Grandville
Troy

Minnesota
Edina
St. Paul

Mississippi
Ridgeland

Missouri
Kansas City
Richmond Heights

New Jersey
Marlton
Paramus
Princeton
Red Bank
Short Hills

New York
Garden City
New York
West Nyack
White Plains

North Carolina
Charlotte
Raleigh

Ohio
Columbus

Oregon
Portland

Pennsylvania
Ardmore
King of Prussia
Philadelphia
Pittsburgh

Rhode Island
Providence

Tennessee
Germantown
Nashville

Texas
Dallas(2)
Houston(2)
San Antonio

Utah
Salt Lake City

Virginia
Alexandria
McLean
Norfolk

Washington
Seattle(2)

Canada
Toronto(2)
Vancouver, B.C.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year covered by this report.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock is listed on the NASDAQ National Market System (the "Exchange") under the symbol "RSTO". Our common stock was first traded on the Exchange on June 19, 1998, concurrent with the underwritten initial public offering of shares of our common stock at an initial price to the public of $19.00 per share (the "Offering"). Prior to the Offering there was no established public trading market for our shares. The closing price of our common stock on the Exchange was $5.25 on April 1, 2000.

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

STOCKHOLDERS

     The number of common stockholders of record as of April 1, 2000 was 119. This number excludes stockholders whose stock is held in nominee or street name by brokers.

DIVIDEND POLICY

     No dividends have been declared on our common stock. Our existing credit facility prohibits dividend payments and as such, it is not anticipated that we will pay any dividends in the foreseeable future.

STOCK PRICE INFORMATION

     Set forth below are the high and low closing sale prices for shares of our common stock for each quarter in 1999 as reported by the NASDAQ National Market System. These prices do not include retail markups, markdowns or commissions.

                    QUARTER ENDING                       HIGH      LOW
                    --------------                      ------    ------
August 1, 1998 (commencing on June 19, 1998)..........  $37.00    $25.13
October 31, 1998......................................   36.50     10.88
January 30, 1999......................................   28.25     17.25
May 1, 1999...........................................   25.00     15.63
July 31, 1999.........................................   14.50     10.50
October 30, 1999......................................   11.38      7.25
January 29, 2000......................................   10.38      5.13

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

          RESULTS OF OPERATIONS              1999     1998(1)      1997     1996(2)     1995
          ---------------------            --------   --------   --------   --------   -------
(IN THOUSANDS EXCEPT PERCENTAGES,
PER-SHARE AMOUNTS AND RETAIL STORES DATA)
Net Sales...............................   $294,916   $209,375   $ 97,872   $ 39,672   $13,238
  Earnings (loss) before income taxes...     (4,773)     8,247      3,056      1,366       413
  Net earnings (loss)...................     (3,040)     4,866      1,748        796       236
  Net earnings (loss) available to
     stockholders.......................     (3,040)     3,867     (5,285)       628       236
  Basic EPS.............................      (0.18)      0.33      (1.20)      0.13      0.05
  Diluted EPS...........................      (0.18)      0.23      (1.20)      0.06      0.03
Financial Position
  Working capital.......................     49,019     34,417      8,188      6,501     5,260
  Long term debt and other liabilities...    37,793        470     10,678      1,580     1,710
  Total assets..........................    222,361    164,245     87,233     32,230    16,330
  Redeemable preferred stock............         --         --     43,033     13,856     7,737
  Shareholders equity...................     82,882     83,755    (11,748)     1,505       877
Retail Stores
  Store count...........................         93         65         41         20        10
  Comparable store sales growth(3)......        0.8%      12.3%      11.1%      24.5%     12.9%
  Average selling sq. ft per store(4)...      6,606      6,431      6,113      4,805     3,865
  Store selling sq. ft at year end......    614,343    418,025    250,622    100,897    38,650
  Average net sales per selling sq.
     ft.(5).............................   $    559   $    567   $    583   $    651   $   636

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

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Net Sales

     Net sales consist of the following components:

                                                 % OF                % OF               % OF
                                        1999     TOTAL      1998     TOTAL     1997     TOTAL
(DOLLARS IN THOUSANDS)                --------   -----    --------   -----    -------   -----
Retail sales........................  $276,983    93.9%   $191,013    91.2%   $97,688    99.8%
Other sales.........................    17,933     6.1%     18,362     8.8%       184     0.2%
                                      --------   -----    --------   -----    -------   -----
Total net sales.....................  $294,916   100.0%   $209,375   100.0%   $97,872   100.0%
                                      ========   =====    ========   =====    =======   =====

     Net sales for Restoration Hardware, Inc. and its subsidiaries (the "Company") for the 52 weeks ended January 29, 2000 ("1999") increased $85,541, or 41%, over net sales for the 52 weeks ended January 30, 1999 ("1998"). Net sales for 1998 increased $111,503, or 114%, over net sales for the 52 weeks ended January 31, 1997 ("1997"). As of January 29, 2000 we operated 93 stores in 29 states, the District of Columbia and in Canada. The net sales increase year to year is principally due to new store openings, and in 1999 and 1998 includes the sales from The Michaels Furniture Company ("Michaels") which was acquired in March 1998.

  Retail Sales

                                                          1999        1998        1997
                                                        --------    --------    --------
Retail sales (dollars in thousands)...................  $276,983    $191,013    $ 97,688
Retail growth percentage..............................      44.9%       95.5%      146.2%
Comparable store sales growth.........................       0.8%       12.3%       11.1%
Number of stores at year-end..........................        93          65          41
Average selling sq. ft. per store.....................     6,606       6,431       6,113
Store selling sq. ft. at year-end.....................   614,343     418,025     250,622
Average net sales per sq. ft..........................  $    559    $    567    $    583

     Retail sales increased in 1999 from 1998 primarily due to new store openings and in 1998 from 1997 primarily due to an increase in comparable store sales. The decrease in comparable store sales in 1999 from prior years is due to several factors including the Company's inability to keep adequate levels of inventory in the stores throughout the year due to challenges in distribution. The increase in comparable store sales in 1998 and 1997 was primarily attributable to increases in unit sales rather than increases in prices or changes in the mix of sales between the product categories. In any given period, the set of stores comprising comparable stores may be different than the comparable stores in the previous period, depending on when stores were opened.

     Average retail selling square footage increased slightly to 6,606 in 1999 from 6,431 in 1998 while average net sales per square foot declined slightly to $559 in 1999 from $567 in 1998. Average net sales per square foot is calculated by dividing total net sales by the weighted average selling square footage of stores opened during the year.

  Other Sales

     Other sales, which consists of Michaels sales, catalogue sales and internet sales, decreased from 1998 primarily due to the increase in catalogue sales over the prior year offset by the decrease in Michaels sales to third parties.

  Cost of Goods Sold and Occupancy

     Cost of goods sold and occupancy expense increased $61.8 million to $203.2 million in 1999 from $141.4 million in 1998. Cost of goods sold and occupancy expenses expressed as a percentage of net sales increased 1.4 percentage points to 68.9% in 1999 from 67.5% in 1998. Retail merchandise margins were flat in 1999 over 1998, principally due the reduced margins recognized in the first half of the year due to the "Turn Back the Century" sale event offset partially by improved merchandise margins from increased imported products and slightly higher occupancy costs and costs related to the procurement and distribution of merchandise. Typically, new stores experience higher occupancy costs as a percentage of sales in the first year of operation than mature stores. Additionally, during promotional events, the Company typically recognizes lower retail margins on some products and generally incurs higher distribution costs related to the higher sales volumes associated with the event, which adversely affects the results of operations. The Company will continue to explore initiatives to reduce the costs related to the procurement and distribution of merchandise. Cost of goods sold and occupancy expense increased $75.7 million to $141.4 million in 1998 from $65.7 million in 1997. Cost of goods sold and occupancy expenses expressed as a percentage of net sales increased 0.3 percentage points to 67.5% in 1998 from 67.2% in 1997. Retail merchandise margins in 1998 were slightly improved over 1997 due to an increase in imports, but was offset by higher occupancy costs and costs related to the procurement and distribution of merchandise.

  Selling, General and Administrative

     Selling, general and administrative expense increased $35.9 million to $92.6 million in 1999 from $56.7 million in 1998. Selling, general and administrative expenses expressed as a percent of net sales increased 4.3 percentage points to 31.4% in 1999 from 27.1% in 1998. This increase is attributable to the increased investment in general and administrative infrastructure during 1999. Further, store selling expenses increased over the prior year in areas such as stores supplies, store advertising and store payroll, all of which was intended to bolster sales. Selling, general and administrative expense increased $29.6 million to $56.7 million in 1998 from $27.1 million in 1997. Selling, general and administrative expenses expressed as a percentage of net sales decreased 0.6 percentage points to 27.1% in 1998 from 27.7% in 1997. Higher sales leveraged the corporate administrative expenses, but was partially offset by the higher inventory storage, distribution and transportation costs at the stores. A part of the increase from 1997 can also be attributed to the additional expenses incurred at Michaels.

  Pre-Opening Store Expense

     Pre-opening store expense increased $339,000 to $2.4 million in 1999 from $2.1 million in 1998 due to the increase in number of store openings. Average pre-opening expense per store for the 28 stores opened in 1999 was approximately $86,000. Pre-opening store expense includes all costs associated with the start-up of the store prior to opening including recruiting, payroll, travel, supplies, occupancy related and advertising. Pre-opening store expense increased $195,000 to $2.1 million in 1998 from $1.9 million in 1997 due to the increase in number of store openings. Average pre-opening expense per store for the 24 stores opened in 1998 was approximately $82,000.

  Interest Expense, Net

     Interest expense, net of interest income, increased $0.5 million to $1.4 million in 1999 from $0.9 million in 1998. The increase was due to additional borrowings under the Company's line of credit facility during the year to fund store expansion and inventory needs. Interest expense increased $0.8 million to $0.9 million in 1998 from $0.1 million in 1997. In the first two quarters of 1998 the Company incurred interest expense under its line of credit facility due to high borrowings to fund the new store expansion. The proceeds from the initial public offering in June of 1998 were used to pay down the line of credit borrowings and fund the remaining store openings in 1998.

  Income Taxes

     The Company's effective tax rate was 36.3% in 1999, as compared to 41.0% in 1998 and 42.8% in 1997. The decline in 1999 effective benefit rate is due to the effect of a variety of permanent differences including the differences between U.S. and foreign tax rates. The difference in 1998 versus 1997 rates reflect the effect of aggregate state tax rates based on a mix of retail sales and catalogue sales in the various states in which the Company has sales or conducts business.

  Liquidity and Capital Resources

     The Company's main sources of liquidity and capital have been cash flows from operations, borrowings under its credit facilities and proceeds from equity financings and the initial public offering. The Company's primary capital requirements have been for new store development, working capital and general corporate needs.

     Net cash provided by operating activities decreased $12.0 million to $4.3 million in 1999 from $16.3 million in 1998. The decrease resulted primarily from the operating loss in 1999, decreases in accounts payable, accrued expenses, income tax payable and deferred tax balances offset by increases in non-cash charges for depreciation and amortization and increases in deferred lease incentives. Net cash provided by operating activities increased $12.2 million to $16.3 million in 1998 from $4.1 million in 1997. This increase resulted primarily from the increase in net income and increases related to non-cash charges for depreciation and amortization and increases in accounts payable, accrued expenses and deferred lease incentives. These net cash increases were partially offset by increases in merchandise inventories and prepaid expenses.

     Net cash used in investing activities increased $3.0 million to $47.2 million in 1999 from $44.2 million in 1998. In 1999, 28 new stores were built compared to 24 in 1998. Additionally, capital was invested in new information systems and the new warehouse facility in Baltimore, Maryland. Net cash used in investing activities increased $17.4 million to $44.2 million in 1998 from $26.8 million in 1997. In 1998, 24 new stores were built compare to 21 stores in 1997. Net cash used for investing activities in 1998 also includes $6.1 million used in connection with the acquisition of The Michaels Furniture Company.

     Net cash provided by financing activities increased $4.2 million to $39.3 million in 1999 from $35.1 million in 1998. In 1999 $37.5 million was obtained through borrowings on the Company's line of credit facility and $2.1 million was raised through the sale of common stock, mostly from the exercise of incentive stock options and the employee stock purchase plan. Net cash provided by financing activities increased $11.8 million to $35.1 million in 1998 from $23.3 million in 1997. In 1998 the Company raised $47.6 million from an initial public offering and repaid approximately $11.9 million in line of credit borrowings. In 1997, the Company raised capital of $14.2 million, net of $12.7 million of preferred stock redeemed, through a private placement of Series D Preferred Stock and borrowed approximately $9.8 million on the line of credit.

     Effective December 1999, Restoration Hardware amended and restated its line of credit agreement. The amended agreement allows for cash borrowings and letters of credit up to $100,000,000, an increase of $30,000,000 from the previous agreement, and revised financial covenants. The agreement has been extended to June 30, 2003. Interest is paid at varying interest rates depending on the nature of the borrowings. The amended agreement has eliminated certain restrictive covenants, leaving the Company subject to annual capital expenditure caps and quarterly earnings before income tax, depreciation and amortization and debt to earnings before income tax, depreciation and amortization requirements. At January 29, 2000, the Company was in compliance with all applicable covenants and had $37.5 million in borrowings outstanding under the line of credit and $1.4 million outstanding under letters of credit.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This report on Form 10-K contains "forward looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include statements as to the Company's plans to open additional stores, the anticipated performance of new stores, the impact of competition and other statements containing words such as "believes," "anticipates," "estimates," "expects," "may," "intends," and words of similar import or statements of management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause the actual results, market performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, changes in economic or business conditions in general, changes in product supply, changes in the competitive environment in which the Company operates, competition for and the availability of sites for new stores, changes in the Company's management information needs, changes in customer needs and expectations and governmental actions and those factors discussed elsewhere in this report, including the section entitled "Factors That May Affect Future Results." The Company undertakes no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

QUARTERLY RESULTS OF OPERATIONS

                                                                    1999
                                                ---------------------------------------------
                                                 FIRST       SECOND      THIRD       FOURTH
                                                QUARTER     QUARTER     QUARTER      QUARTER
                                                --------    --------    --------    ---------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF CONSOLIDATED OPERATIONS DATA:
Net Sales.....................................  $60,049     $53,926     $64,754     $116,187
  As a % of full year.........................     20.4%       18.3%       22.0%        39.4%
Gross Profit..................................   14,049      14,140      20,005       43,483
  As a % of net sales.........................     23.4%       26.2%       30.9%        37.4%
Income (loss) from operations.................   (4,448)     (4,168)     (2,569)       7,831
  As a % of net sales.........................     -7.4%       -7.7%       -4.0%         6.7%
Comp Store net sales increase (decrease)......     18.4%        1.2%       -0.2%        -5.5%
Net income (loss) per share:
  Basic.......................................    (0.16)      (0.15)      (0.10)        0.23
  Diluted.....................................    (0.16)      (0.15)      (0.10)        0.23

                                                                       1998
                                                     ----------------------------------------
                                                      FIRST     SECOND      THIRD     FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     -------    -------    -------    -------
Net Sales..........................................  32,647     39,675     49,637     87,416
  As a % of full year..............................    15.6%      18.9%      23.7%      41.8%
Gross Profit.......................................   9,013     11,795     15,846     31,324
  As a % of net sales..............................    27.6%      29.7%      31.9%      35.8%
Income (loss) from operations......................    (838)      (522)        68     10,457
  As a % of net sales..............................    -2.6%      -1.3%       0.1%      12.0%
Comp Store net sales increase......................    18.0%      16.4%      11.0%      10.0%
Net income (loss) per share:
  Basic............................................   (0.42)     (0.06)        --       0.38
  Diluted..........................................   (0.42)     (0.06)        --       0.35

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Restoration Hardware, Inc.
Corte Madera, California

     We have audited the accompanying consolidated balance sheets of Restoration Hardware, Inc. and its subsidiaries as of January 29, 2000 and January 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Restoration Hardware, Inc. and its subsidiaries as of January 29, 2000 and January 30, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 31, 2000

                           RESTORATION HARDWARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

ASSETS

                                                              JANUARY 29,    JANUARY 30,
                                                                 2000           1999
                                                              -----------    -----------
Current Assets
  Cash and cash equivalents.................................   $  4,627       $  8,201
  Accounts receivable.......................................      6,551          5,176
  Merchandise inventories...................................     85,902         65,398
  Prepaid expense and other.................................      7,608          5,873
                                                               --------       --------
          Total current assets..............................    104,688         84,648
  Property and equipment, net...............................    108,706         72,680
  Goodwill..................................................      4,910          4,512
  Other long term assets....................................      4,057          2,405
                                                               --------       --------
          Total assets......................................   $222,361       $164,245
                                                               ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.....................   $ 45,375       $ 39,697
  Current portion of deferred lease incentives..............      3,777          2,405
  Short term debt...........................................          2             12
  Other current liabilities.................................      6,515          8,117
                                                               --------       --------
          Total current liabilities.........................     55,669         50,231
  Long-term debt............................................        344            458
  Long-term line of credit..................................     37,447             --
  Long-term portion of deferred lease incentives............     37,950         25,520
  Deferred rent.............................................      8,069          4,281
                                                               --------       --------
          Total liabilities.................................    139,479         80,490
                                                               --------       --------
Stockholders' equity:
  Common stock, no par value, 40,000,000 and 24,500,000
     shares authorized, respectively, 16,901,338 and
     16,246,260 issued and outstanding, respectively........     94,318         92,169
  Accumulated other comprehensive income....................         26              8
  Accumulated deficit.......................................    (11,462)        (8,422)
                                                               --------       --------
          Total stockholders' equity........................     82,882         83,755
                                                               --------       --------
          Total liabilities and stockholders' equity........   $222,361       $164,245
                                                               ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           RESTORATION HARDWARE INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              FISCAL YEAR ENDED
                                                  -----------------------------------------
                                                  JANUARY 29,    JANUARY 30,    JANUARY 31,
                                                     2000           1999           1998
                                                  -----------    -----------    -----------
Net sales.......................................  $   294,916    $   209,375    $   97,872
Cost of sales and occupancy.....................      203,239        141,397        65,728
                                                  -----------    -----------    ----------
  Gross profit..................................       91,677         67,978        32,144
Selling, general and administrative expenses....       92,628         56,749        27,080
Pre-opening store expenses......................        2,403          2,064         1,869
                                                  -----------    -----------    ----------
  Income (loss) from operations.................       (3,354)         9,165         3,195
Interest expense, net...........................       (1,419)          (918)         (139)
                                                  -----------    -----------    ----------
  Income (loss) before taxes....................       (4,773)         8,247         3,056
Provision (benefit) for income taxes............       (1,733)         3,381         1,308
                                                  -----------    -----------    ----------
  Net income (loss).............................       (3,040)         4,866         1,748
                                                  ===========    ===========    ==========
Redeemable preferred stock repurchases in excess
  of carrying value.............................           --             --         4,765
Accretion of mandatorily redeemable preferred
  stock.........................................           --            999         2,268
                                                  -----------    -----------    ----------
Income (loss) available to common
  stockholders..................................  $    (3,040)   $     3,867    $   (5,285)
                                                  ===========    ===========    ==========
Earnings (loss) per share:
  Basic.........................................  $     (0.18)   $      0.33    $    (1.20)
  Diluted.......................................        (0.18)          0.23         (1.20)
Weighted average shares outstanding:
  Basic.........................................   16,697,668     11,621,117     4,386,207
  Diluted.......................................   16,697,668     16,469,359     4,386,207

  The accompanying notes are an integral part of these consolidated financial statements.

                           RESTORATION HARDWARE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                               ACCUMULATED
                           COMMON STOCK           OTHER                         TOTAL           TOTAL
                       --------------------   COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'   COMPREHENSIVE
                         SHARES     AMOUNT       INCOME         DEFICIT        EQUITY       INCOME (LOSS)
                       ----------   -------   -------------   -----------   -------------   -------------
BALANCE AT FEBRUARY
  1, 1997............   4,925,725   $   679                    $    826       $  1,505
Redeemable preferred
  stock repurchases
  in excess of
  carrying value.....                                            (4,765)        (4,765)
Accretion of
  mandatorily
  redeemable
  preferred stock....                                            (2,268)        (2,268)
Common stock
  repurchased........    (754,502)     (138)                     (7,830)        (7,968)
Net income...........                                             1,748          1,748         $ 1,748
                       ----------   -------        ---         --------       --------         -------
BALANCE AT JANUARY
  31, 1998...........   4,171,223       541                     (12,289)       (11,748)        $ 1,748
                                                                                               =======
Accretion of
  mandatorily
  redeemable
  preferred stock....                                              (999)          (999)
Issuance of common
  stock..............   2,923,755    47,595                                     47,595
Conversion of
  preferred stock to
  common.............   9,151,282    44,033                                     44,033
Foreign exchange
  gain...............                                8                               8         $     8
Net income...........                                             4,866          4,866           4,866
                       ----------   -------        ---         --------       --------         -------
BALANCE AT JANUARY
  30, 1999...........  16,246,260    92,169          8           (8,422)        83,755         $ 4,874
                                                                                               =======
Issuance of common
  stock..............     655,078     2,149                                      2,149
Foreign exchange
  gain...............                               18                              18         $    18
Net loss.............                                            (3,040)        (3,040)         (3,040)
                       ----------   -------        ---         --------       --------         -------
BALANCE AT JANUARY
  29, 2000...........  16,901,338   $94,318         26         $(11,462)      $ 82,882         $(3,022)
                       ==========   =======        ===         ========       ========         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           RESTORATION HARDWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                          FISCAL YEAR ENDED
                                                              -----------------------------------------
                                                              JANUARY 29,    JANUARY 30,    JANUARY 31,
                                                                 2000           1999           1998
                                                              -----------    -----------    -----------
Cash flows from operating activities:
  Net income (loss).........................................    $(3,040)      $  4,866       $  1,748
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................     10,788          6,477          2,665
    Deferred income taxes...................................     (2,976)           214           (183)
    Changes in assets and liabilities:
      Accounts receivable...................................     (1,376)         1,398         (1,803)
      Merchandise inventories...............................    (20,504)       (22,828)       (26,271)
      Prepaid expenses and other assets.....................     (1,720)        (4,480)        (1,539)
      Accounts payable and accrued expenses.................      5,679         14,207         15,123
      Taxes payable.........................................     (2,307)         1,608            916
      Other current liabilities.............................      2,164          2,217          1,019
      Deferred rent.........................................      3,788          2,371          1,275
      Deferred lease incentives and other long-term
         liabilities........................................     13,802         10,256         11,196
                                                                -------       --------       --------
         Net cash provided by operating activities..........      4,298         16,306          4,146
Cash flows for investing activities
  Capital expenditures......................................    (46,620)       (38,546)       (26,833)
  Purchase of The Michaels Furniture Company................       (592)        (6,127)            --
  Repay shareholder advance.................................         --            509             --
                                                                -------       --------       --------
    Net cash used in investing activities...................    (47,212)       (44,164)       (26,833)
Cash flows from financing activities:
  Borrowings (repayments) under revolving line of credit....     37,447        (11,884)         9,828
  Principal payments -- capital lease obligations...........       (257)          (257)          (179)
  Repayments on long term debt, net.........................        (17)          (315)          (551)
  Issuance of redeemable preferred stock....................         --             --         26,922
  Issuance of common stock..................................      2,149         47,595             --
  Preferred and common stock repurchases....................         --             --        (12,746)
                                                                -------       --------       --------
    Net cash provided by financing activities...............     39,322         35,139         23,274
    Effect of foreign currency exchange rate changes on cash
      balances..............................................         18              8             --
    Net increase (decrease) in cash and cash equivalents....     (3,574)         7,289            587
Cash and cash equivalents:
  Beginning of period.......................................      8,201            912            325
                                                                -------       --------       --------
  End of period.............................................    $ 4,627       $  8,201       $    912
                                                                =======       ========       ========
Additional cash flow information:
  Cash paid during the year for interest (net of amount
    capitalized)............................................    $ 1,333       $    897       $    507
                                                                =======       ========       ========
  Cash paid during the year for taxes.......................    $ 4,145       $  1,529       $    574
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

                           RESTORATION HARDWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

     Restoration Hardware, Inc. and its subsidiaries (the "Company"), a Delaware corporation, is a specialty retailer of high-quality home furnishings, decorative accessories and hardware. At January 29, 2000 the Company operated a total of 93 retail stores in 29 states, the District of Columbia and in Canada. The Company operates on a 52 - 53 week fiscal year ending on the Saturday closest to January 31. All years presented in these financial statements are 52 week years.

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

  Merchandise Inventories

     Retail inventories are stated at the lower of cost or market determined under the weighted-average cost method. Manufacturing inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes certain buying and distribution costs related to the procurement and processing of merchandise.

  Prepaid Catalogue Expenses

     Prepaid catalogue expenses consist of the cost to produce, print and distribute catalogues. Such costs are amortized over the expected sales volume of each catalogue. Typically, over 90% of the cost of a catalogue is amortized in the first four months. At January 29, 2000 and January 30, 1999, the Company had $540,000 and $547,000, respectively, of prepaid catalogue expenses recorded as current assets.

  Preopening Store Expenses

     Preopening store expenses, including store set-up and certain labor and hiring costs, are expensed as incurred.

                           RESTORATION HARDWARE, INC.

  Property and Equipment

     Furniture, fixtures and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from five to twelve years for equipment. The cost of leasehold improvements is amortized over the useful life of the asset or the applicable lease term, whichever is less. Computer hardware and software costs are included in fixtures and equipment and are amortized over estimated useful lives of three to five years. Leasehold improvements include capitalized interest of $390,000 and $300,000 as of January 29, 2000 and January 30, 1999, respectively.

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

  Long-Lived Assets

     The Company's policy is to review long-lived assets and certain identifiable intangibles, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future cash flows calculated on a store by store basis. Based on the Company's reviews for the years ended January 29, 2000, January 30, 1999 and January 31, 1998 no adjustments were recognized to the carrying value of such assets.

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

  Revenue Recognition

     The Company recognizes revenue at the point of sale in its retail stores and the time of shipment to a customer for its catalogue and internet sales. The Company provides an allowance for returns based on historical return rates.

  Advertising Expense

     Advertising costs are expensed as incurred. For the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998, advertising costs were $10,882,000, $4,363,000 and $2,608,000, respectively.

                           RESTORATION HARDWARE, INC.

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

  Earnings Per Share

     Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stock-holders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if common stock options and warrants were exercised into common stock. Due to the losses available to shareholders in the fiscal years ended January 29, 2000 and January 31, 1998 the dilutive effect of 837,053 and 9,711,116 stock options and warrants, respectively, was not required to be included in the dilutive EPS calculation since such inclusion would be anti dilutive.

     The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations (shares in thousands):

                                                            WEIGHTED AVERAGE SHARES
                                                   -----------------------------------------
                                                                   EFFECT OF
                                                                   DILUTIVE
                                                     BASIC       STOCK OPTIONS     DILUTED
                                                      EPS        AND WARRANTS        EPS
                                                   ----------    -------------    ----------
Fiscal year ended January 31, 1998...............   4,386,207             --       4,386,207
Fiscal year ended January 30, 1999...............  11,621,117      4,848,242      16,469,359
Fiscal year ended January 29, 2000...............  16,697,668             --      16,697,668

  Comprehensive Income

     Comprehensive income consists of net income or loss for the current period and other comprehensive income (income, expenses, gains and losses that currently bypass the statements of operations and

                           RESTORATION HARDWARE, INC.

are reported directly as a separate component of equity). The components of comprehensive income are presented in the consolidated statements of changes in stockholders' equity.

  New Accounting Pronouncements

     In June 1998, the FASB issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 133, as delayed by FAS No. 137, will be effective for fiscal years beginning after June 15, 2000, requires all derivatives to be recognized in the balance sheet as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of FAS No. 133. The Company will adopt FAS No. 133 for the 2000 fiscal year, but does not expect such adoption to materially affect financial statement presentation as such activities are minimal.

  Reclassifications

     Certain prior year amounts have been reclassified to conform with the fiscal year ended January 29, 2000 presentation.

(2) PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                              JANUARY 29,    JANUARY 30,
                                                                 2000           1999
                                                              -----------    -----------
Leasehold improvements......................................   $ 96,226       $ 67,724
Furniture, fixtures and equipment...........................     34,367         16,219
Equipment under capital leases..............................      1,447          1,447
                                                               --------       --------
          Total.............................................    132,040         85,390
Less accumulated depreciation and amortization..............    (23,334)       (12,710)
                                                               --------       --------
Property and equipment, net.................................   $108,706       $ 72,680
                                                               ========       ========

(3) LEASES

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

                           RESTORATION HARDWARE, INC.

     The aggregate future minimum rental payments under leases in effect at January 29, 2000 are as follows (in thousands):

                                                           CAPITAL    OPERATING
                       YEAR ENDING                         LEASES      LEASES       TOTAL
                       -----------                         -------    ---------    --------
2001.....................................................   $ 155     $ 34,938     $ 35,093
2002.....................................................     150       34,510       34,660
2003.....................................................     136       34,356       34,492
2004.....................................................     113       34,335       34,448
2005.....................................................      --       33,292       33,292
Thereafter...............................................      --      236,286      236,286
                                                            -----     --------     --------
Minimum lease commitments................................   $ 554     $407,717     $408,271
                                                            =====     ========     ========
Less amount representing interest........................    (111)
                                                            -----
Present value of capital lease obligations...............     443
Less current portion.....................................    (106)
                                                            -----
Long-term portion........................................   $ 337
                                                            =====

     Minimum and contingent rental expense, which is based upon certain factors such as sales volume, under operating leases, are as follows (in thousands):

                                                           FISCAL YEAR ENDED
                                               -----------------------------------------
                                               JANUARY 29,    JANUARY 30,    JANUARY 31,
                                                  2000           1999           1998
                                               -----------    -----------    -----------
Operating leases:
Minimum rental expense.......................    $25,316        $15,110        $2,436
Contingent rental expense....................        621            746           408
                                                 -------        -------        ------
          Total..............................    $25,937        $15,856        $2,844
                                                 =======        =======        ======

(4) REVOLVING LINE OF CREDIT AND DEBT

     Revolving line of credit and debt consist of the following (in thousands):

                                                           JANUARY 29,    JANUARY 30,
                                                              2000           1999
                                                           -----------    -----------
Short term debt..........................................    $     2         $ 12
Long term revolving line of credit.......................     37,447           --
Long term debt...........................................        344          458
                                                             -------         ----
          Total..........................................    $37,793         $470
                                                             =======         ====

     Effective December 1999, the Company amended and restated its line of credit agreement. The amended agreement allows for cash borrowings and letters of credit up to $100,000,000, an increase of $30,000,000 from the previous agreement, and revised financial covenants. The agreement has been extended to June 30, 2003. Interest is paid at varying interest rates depending on the nature of the borrowings. The Company is subject to annual capital expenditure caps and quarterly earnings before income tax, depreciation and amortization and debt to earnings before income tax, depreciation and amortization requirements. At January 29, 2000, the Company was in compliance with all applicable

                           RESTORATION HARDWARE, INC.

covenants and had $37.4 million in borrowings outstanding under the line of credit and $1.4 million outstanding under letters of credit. On March 31, 2000 the Company amended this agreement to modify the monthly reporting requirements and to adjust the compliance covenants to better align with the Company's financial forecast.

(5) INCOME TAXES

     The provision (benefit) for income taxes consists of the following (in thousands):

                                                                   FISCAL YEAR ENDED
                                                       -----------------------------------------
                                                       JANUARY 29,    JANUARY 30,    JANUARY 31,
                                                          2000           1999           1998
                                                       -----------    -----------    -----------
Current payable:
  Federal............................................    $ 1,692        $2,573         $1,213
  State..............................................        366           598            278
                                                         -------        ------         ------
          Total current payable......................      2,058         3,171          1,491
                                                         -------        ------         ------
Deferred:
  Federal............................................     (3,106)          223           (150)
  State..............................................       (685)          (13)           (33)
                                                         -------        ------         ------
          Total deferred.............................     (3,791)          210           (183)
                                                         -------        ------         ------
Provision (benefit) for income taxes.................    $(1,733)       $3,381         $1,308
                                                         =======        ======         ======

     The differences between the U.S. federal statutory tax rate and the Company's effective rate are as follows:

                                                                   FISCAL YEAR ENDED
                                                       -----------------------------------------
                                                       JANUARY 29,    JANUARY 30,    JANUARY 31,
                                                          2000           1999           1998
                                                       -----------    -----------    -----------
U.S. federal statutory tax rate......................     (34.0%)        34.0%          34.0%
State income taxes (net of U.S income tax benefit)...      (4.4%)         4.7            5.4
Other................................................       2.1           2.3            3.4
                                                          -----          ----           ----
Effective income tax rate............................      36.3%         41.0%          42.8%
                                                          =====          ====           ====

                           RESTORATION HARDWARE, INC.

     Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                   FISCAL YEAR ENDED
                                                       -----------------------------------------
                                                       JANUARY 29,    JANUARY 30,    JANUARY 31,
                                                          2000           1999           1998
                                                       -----------    -----------    -----------
Current deferred tax asset (liability)
  Accrued expense....................................    $   425        $   417        $  103
  State tax benefit..................................       (198)          (137)           24
  Inventory..........................................        843           (406)         (562)
  Other..............................................     (1,221)        (1,183)         (172)
                                                         -------        -------        ------
     Net current deferred tax liability..............       (151)        (1,309)         (607)
                                                         -------        -------        ------
Long-term deferred tax asset (liability):
  Deferred lease credits.............................        966            633           790
  Property and equipment.............................      3,230            929           (29)
  Other..............................................         --             --           309
                                                         -------        -------        ------
     Net long-term deferred tax asset................      4,196          1,562         1,070
                                                         -------        -------        ------
Net deferred tax asset...............................    $ 4,045        $   253        $  463
                                                         =======        =======        ======

(6) STOCKHOLDERS' EQUITY

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

                           RESTORATION HARDWARE, INC.

Option Grant Program, (iv) the Automatic Option Grant Program and (v) the Director Fee Option Grant Program.

     The Discretionary Option Grant Program and Stock Issuance Program are administered by the Compensation Committee.

     Under the 1998 Discretionary Option Grant Program, the Plan has authorized the Board of Directors to grant options to key employees, directors, and consultants to purchase an aggregate of 3,287,662 shares of common stock. Such share reserve consists of (i) the number of shares available for issuance under the Predecessor Plans on the June 19, 1998, including the shares subject to outstanding options, and (ii) an additional increase of 980,000 shares. In addition, the number of shares of Common Stock reserved for issuance under the 1998 Plan will automatically be increased on the first trading day of each calendar year, beginning in calendar year 2000, by an amount equal to the lessor of (i) three percent of the total number of shares of Common Stock outstanding on the last trading day of the preceding calendar year or (ii) 966,202 shares. On January 3, 2000, the Company added 506,973 options to the 1998 Discretionary Option Grant Program in accordance with the automatic option increase provisions. In no event, however, may any one participant in the 1998 Plan receive option grants, separately exercisable stock appreciation rights or direct stock issuances for more than 250,000 shares of Common Stock in the aggregate per calendar year.

     For all Plans, the vesting, exercise prices and other terms of the options are fixed by the Board of Directors. Options are granted at prices not less than the fair market value at the date of grant for incentive stock options and not less than 85% of the fair market value for non-statutory stock options. These options generally expire ten years from the date of grant and vest ratably over a three-year period. The options are generally exercisable upon grant but, if any options are exercised before becoming vested, the holder can not sell or vote the shares until such shares have vested. If the holder leaves the Company before the options are fully vested, the Company has the right to repurchase unvested options at the employee's original exercise price.

                           RESTORATION HARDWARE, INC.

     A summary of the activity under the above option Plans is set forth below:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                              NUMBER OF    EXERCISE
                                                               SHARES       PRICE
                                                              ---------    --------
Outstanding and exercisable at February 1, 1997.............  1,205,610     $ 1.00
  Granted (weighted average fair value of $1.95)............    489,104      10.55
  Exercised.................................................         --         --
  Canceled..................................................    (55,965)      3.51
                                                              ---------
Outstanding and exercisable, January 31, 1998...............  1,638,749       3.76
  Granted (weighted average fair value of $19.87)...........    738,290      20.01
  Exercised.................................................    (46,790)     17.62
  Canceled..................................................    (76,248)     14.87
                                                              ---------
Outstanding and exercisable, January 30, 1999...............  2,254,001       8.75
Granted (weighted average fair value of $12.06).............  1,000,126       9.06
  Exercised.................................................   (561,337)      1.27
  Canceled..................................................   (282,992)     14.32
                                                              ---------
Outstanding and exercisable, January 29, 2000...............  2,409,798      11.00
                                                              =========
Vested at January 29, 2000..................................  1,649,303
                                                              =========
Available for future grant at January 29, 2000..............    776,710
                                                              =========

     Additional information regarding options outstanding as of January 29, 2000 is as follows:

                                 OPTIONS OUTSTANDING
                               -----------------------
                                 WEIGHTED
                                 AVERAGE      WEIGHTED               WEIGHTED
                                REMAINING     AVERAGE                AVERAGE
   RANGE OF        NUMBER      CONTRACTUAL    EXERCISE    NUMBER     EXERCISE
EXERCISE PRICES  OUTSTANDING   LIFE (YEARS)    PRICE      VESTED      PRICE
---------------  -----------   ------------   --------   ---------   --------
$ 0.66 - $ 1.43     531,617        5.93        $ 1.01    1,066,850    $ 0.90
$ 2.12               41,056        6.80        $ 2.12       56,583    $ 2.12
$ 7.67 -  11.94   1,045,503        8.92        $10.34      278,711    $10.54
$12.38 -  17.14     126,980        9.22        $14.24        9,447    $15.15
$19.00 -  22.00     648,892        8.52        $19.76      232,463    $19.71
$27.88 -  30.38      15,750        8.54        $29.26        5,249    $29.26
                  ---------        ----        ------    ---------    ------
$ 0.66 - $30.38   2,409,798        8.13        $11.00    1,649,303    $ 9.53
                  =========        ====        ======    =========    ======

     At January 29, 2000, 30,282 warrants were outstanding.

  Additional Stock Plan Information

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), requires the disclosure of pro forma net income had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely traded, fully transferable options without vesting

                           RESTORATION HARDWARE, INC.

restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life 54 months in all three years; stock volatility considered to be 50% in 1999, 45% in 1998 and 0% in 1997 since the Company was a private company in that year; risk free interest rates of 6.5% in 1999 and 7.0% in 1998 and 1997, and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net income and per share amounts would have been as follows (dollars in thousands except par share data):

                                                                   FISCAL YEAR ENDED
                                                       -----------------------------------------
                                                       JANUARY 29,    JANUARY 30,    JANUARY 31,
                                                          2000           1999           1998
                                                       -----------    -----------    -----------
Pro-forma net income (loss)..........................    $(5,547)       $3,817         $ 1,655
Pro-forma net income (loss) per share available to
  common stockholders................................    $(5,547)       $2,818         $(5,378)
Pro-forma net income (loss) per share:
  Basic..............................................    $ (0.33)       $ 0.24         $ (1.23)
  Diluted............................................    $ (0.33)       $ 0.17         $ (1.23)

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

(7) EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) plan for its employees who meet certain service and age requirements. Participants may contribute up to 15% of their salaries to a maximum of $10,000 and qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. In November 1997, the Company began matching 10% of the employees' contribution up to a maximum of 4% of their base salary. The Company contributed $56,827, $21,828 and $3,700 in the years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

(8) OTHER RELATED PARTY TRANSACTIONS

     The Company leases a store from the chief executive officer and a partnership of which the Chief Executive Officer is a partner. For the fiscal years ended January 29, 2000, January 30, 1999, and

                           RESTORATION HARDWARE, INC.

January 31, 1998, rents of $46,522, $41,400 and $33,600 were paid to the Chief Executive Officer and the partnership.

(9) COMMITMENTS AND CONTINGENCIES

     The Company is a party to various legal claims, actions and complaints. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

(10) SEGMENT REPORTING

     The Company classifies its business interests into three identifiable segments: retail, furniture and other. The retail segment includes revenue and expense associated with the 93 retail locations. The furniture segment includes all revenue and expense associated with Michaels. RH Direct includes all revenue and expense associated with catalogue and e-commerce. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1). The Company evaluates performance and allocates resources based on income from operations which excludes unallocated corporate general and administrative costs. Certain segment information, including segment assets, asset expenditures and related depreciation expense, is not presented as all assets of the Company are commingled and are not available by segment.

     Financial information for the Company's business segments is as follows:

                                                                      FISCAL YEAR ENDED
                                                           ---------------------------------------
                                                           JANUARY 29,   JANUARY 30,   JANUARY 31,
                                                              2000          1999          1998
                                                           -----------   -----------   -----------
Net Sales
  Retail.................................................   $276,983      $191,013       $97,688
  Furniture..............................................     26,376        23,777            --
  RH Direct..............................................     11,040         2,907           184
  Intersegment Sales.....................................    (19,483)       (8,322)           --
                                                            --------      --------       -------
Consolidated Net Sales...................................    294,916       209,375        97,872
                                                            ========      ========       =======
Income (loss) from Operations
  Retail.................................................     26,837        27,900        12,977
  Furniture..............................................      2,494         2,930            --
  Unallocated............................................    (29,762)      (20,276)       (9,782)
  Intersegment Income (loss) from Operations.............     (2,923)       (1,389)           --
                                                            --------      --------       -------
Consolidated Income (loss) from Operations...............   $ (3,354)     $  9,165       $ 3,195
                                                            ========      ========       =======

(11) ACQUISITION OF THE MICHAELS FURNITURE COMPANY

     On March 20, 1998, the Company acquired 100% of the outstanding stock of Michaels, a privately owned manufacturer of wood furniture, from its sole shareholder. The Michaels acquisition was accounted for under the purchase method of accounting and all acquired assets and liabilities were recorded at their estimated fair market values.

                           RESTORATION HARDWARE, INC.

     Consideration given for the Michaels' stock consisted of an initial cash payment of $5.0 million at March 20, 1998, the date of the close. Additionally, the Company is required to pay the former owner contingent cash consideration equal to 35% of Michaels' earnings before interest, taxes, depreciation and amortization ("EBITDA") for the period from March 20, 1998 to January 30, 1999 and 25% of Michaels' EBITDA for fiscal years ending January 29, 2000 and January 27, 2001. An EBITDA based payment of $592,000 and $647,000 was paid for the years ending January 29, 2000 and January 30, 1999, respectively. In addition, the Company is required to transfer shares of Michaels to the former owner of Michaels equal to 3.4% of such shares of Michaels if Michaels' EBITDA for the fiscal year ending January 27, 2001 equals or exceeds $4.0 million.

     The Company leases the manufacturing operations buildings from Michael Vermillion, the former President. For the year ended January 29, 2000, $346,560 was paid to Mr. Vermillion and from the date of acquisition through January 30, 1999, rent of $395,200 was paid to Mr. Vermillion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the information regarding Directors appearing under the caption "Election of Directors" in Restoration Hardware's proxy statement for the Annual Stockholders' Meeting to be held on June 16, 2000, which information is incorporated herein by reference; and to the information under the heading "Executive Officers of the Registrant" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

     The information appearing at the end of Part I and under the caption "Executive Compensation and Related Information" in Restoration Hardware's proxy statement for the Annual Stockholders' Meeting to be held on June 16, 2000, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing under the captions "Election of Directors" and "Ownership of Securities" in Restoration Hardware's proxy statement for the Annual Stockholders' Meeting to be held on June 16, 2000, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing under the caption "Ownership of Securities" and "Executive Compensation and Related Information" in Restoration Hardware's proxy statement for the Annual Stockholders' Meeting to be held on June 16, 2000, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a) The following are filed as a part of this Report on Form 10-K.

        Consolidated Statement of Operations
        Consolidated Balance Sheet
        Consolidated Statement of Changes in Stockholders' Equity
        Consolidated Statement of Cash Flows
        Notes to Consolidated Financial Statements
        Independent Auditors' Report

     (b) Exhibits.

     The following exhibits to this Form 10 K are filed pursuant to the requirements of Item 601 of Regulation S-K:

    EXHIBIT
    NUMBER                         DOCUMENT DESCRIPTION
    -------                        --------------------
      3.1      Amended and Restated Certificate of Incorporation(1)
      3.2      Bylaws, as amended to date(2)
      4.1      Reference is made to Exhibit 3.1
      4.2      Reference is made to Exhibit 3.2
      4.3      Specimen Common Stock Certificate(1)
    +10.1      Form of 1995 Stock Option Plan(1)
    +10.2      Form of 1998 Stock Incentive Plan(1)
    +10.3      Form of 1998 Employee Stock Purchase Plan(1)
     10.4      Form of Indemnity Agreement for Officers and Directors(1)
     10.5      Restated Investors Rights Agreement dated May 16, 1997 among the Company, the founders and Common Stock Warrantholders,
               Series D Warrantholders and Common Stock holders and
               Investors(1)
     10.6      Stock Purchase Agreement dated March 20, 1998 between the
               Company and Michael Vermillion(1)
     10.7      Supply Agreement dated March 20, 1998 between the Company,
               Michaels Concepts in Wood, Inc. and Michael Vermillion(1)
     10.8      Lease Agreement dated May 4, 1994 between the Company and
               Stephen and Christine Gordon(1)
     10.9      Commercial lease and Deposit Receipt dated October 18, 1994 and Addendums dated October 20, 1994 and November 21, 1994 between the Company and H. Koch and Sons(1)
     10.10     Office Lease dated February 21, 1997 between the Company and
               Paradise Point Partners(1)
     10.11     Standard Industrial/Commercial Multi-Tenant Lease dated May
               12, 1997 between the Company and Mortimer B. Zuckerman(1)
    *10.12     Fifth Amended and Restated Loan and Security Agreement dated
               February 2, 2000

    EXHIBIT
    NUMBER                         DOCUMENT DESCRIPTION
    -------                        --------------------
    *10.13     First Amendment to the Fifth Amended and Restated Loan and
               Security Agreement dated March 31, 2000
    *23.1      Consent of Independent Auditors
    *27.1      Financial Data Schedule

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

 *  Filed herewith.

     (c) Reports on Form 8-K.

     The Company filed a Form 8-K on March 21, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Corte Madera, State of California on this 27th day of April, 2000.

                                                  /s/ STEPHEN GORDON

                                         ---------------------------------------
                                           (Stephen Gordon, Chairman and Chief
                                                   Executive Officer)

                     SIGNATURE                                   TITLE                    DATE
                     ---------                                   -----                    ----

                /s/ STEPHEN GORDON                    Chief Executive Officer and    April 27, 2000
---------------------------------------------------      Chairman of the Board
                  Stephen Gordon                          (Principal Executive
                                                         Officer and Director)

              /s/ THOMAS CHRISTOPHER                      President and Chief        April 27, 2000
---------------------------------------------------        Operating Officer
                Thomas Christopher                     (Principal Chief Operating
                                                         Officer and Director)

                 /s/ WALTER PARKS                      Executive Vice President,     April 27, 2000
---------------------------------------------------   Chief Administrative Officer
                   Walter Parks

                  /s/ DAMON BALL                                Director             April 27, 2000
---------------------------------------------------
                    Damon Ball

                  /s/ ROBERT CAMP                               Director             April 27, 2000
---------------------------------------------------
                    Robert Camp

                /s/ RAYMOND HEMMIG                              Director             April 27, 2000
---------------------------------------------------
                  Raymond Hemmig

                /s/ MARSHALL PAYNE                              Director             April 27, 2000
---------------------------------------------------
                  Marshall Payne

                  /s/ ANN RHOADES                               Director             April 27, 2000
---------------------------------------------------
                    Ann Rhoades