Form 10-Q
period 2000-04-29
RESTORATION HARDWARE INC
filed 2000-06-13
CIK 863821

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                    FORM 10-Q

                                   (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2000

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO_____________.

                        COMMISSION FILE NUMBER 333-51027

                           RESTORATION HARDWARE, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   DELAWARE                        68-0140361
       (STATE OR OTHER JURISDICTION         (I.R.S. EMPLOYER ID NO.)
     OF INCORPORATION OR ORGANIZATION)

                  15 KOCH ROAD, SUITE J, CORTE MADERA, CA 94925

               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (415) 924-1005

         Indicate by check [x] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days [X] Yes [ ] No

        As of April 29, 2000, 17,005,019 shares of the Registrant's Common Stock were outstanding.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED APRIL 29, 2000

                                      INDEX

                                                                         PAGE
PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (unaudited)

           Balance Sheets as of April 29, 2000,
                January 29, 2000 and May 1, 1999                           3
           Statements of Operations for the three months ended
                April 29, 2000 and May 1, 1999                             4
           Statements of Cash Flows for the three months ended
                April 29, 2000 and May 1, 1999                             5
           Notes to Condensed Consolidated Financial
                Statements                                                 6

ITEM 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        9

ITEM 3.   Quantitative and Qualitative Disclosures About
                Market Risk                                               17

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings                                              17

ITEM 6.    Exhibits and Reports on Form 8-K                               17

SIGNATURE PAGE


PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           RESTORATION HARDWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                   (Unaudited)

                                                                      April 29,  January 29,      May 1,
                                                                        2000        2000          1999
ASSETS
Current assets
      Cash and cash equivalents .................................    $  2,282     $  4,627     $    131
      Accounts receivable .......................................       4,823        6,551        5,361
      Merchandise inventories ...................................      91,187       85,902       65,773
      Prepaid expense ...........................................      12,199        7,608        8,594
                                                                     -----------------------------------
           Total current assets .................................     110,491      104,688       79,859

      Property and equipment, net ...............................     110,407      108,706       77,240
      Goodwill ..................................................       4,930        4,910        4,551
      Other long term assets ....................................       4,065        4,057        2,765
                                                                     -----------------------------------
           Total assets .........................................    $229,893     $222,361     $164,415
                                                                     -----------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses .....................    $ 45,131     $ 45,375     $ 30,448
      Current portion of deferred lease incentives ..............       3,932        3,777        2,538
      Revolving line of credit and short term debt ..............           1            2       10,301
      Other current liabilities .................................       5,192        6,515        6,836
                                                                     -----------------------------------
           Total current liabilities ............................      54,256       55,669       50,123

      Long-term debt ............................................         316          344          452
      Long-term line of credit ..................................      49,225       37,447         --
      Long-term portion of deferred lease incentives ............      38,447       37,950       26,417
      Deferred rent .............................................       8,772        8,069        5,234
                                                                     -----------------------------------
           Total liabilities ....................................     151,016      139,479       82,226

Stockholders' equity:
      Common stock, $.0001 par value; 40,000,000, 40,000,000 and
           40,000,000 shares authorized, respectively; 17,005,019
           16,901,338 and 16,408,546 issued and outstanding,
           respectively .........................................      94,638       94,318       93,249
      Accumulated other comprehensive income ....................          (6)          26           11
      Accumulated deficit .......................................     (15,755)     (11,462)     (11,071)
                                                                     -----------------------------------
           Total stockholders' equity ...........................      78,877       82,882       82,189

           Total liabilities and stockholders' equity ...........    $229,893     $222,361     $164,415
                                                                     -----------------------------------

See Notes to Condensed Consolidated Financial Statements

                           RESTORATION HARDWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                                 Three Months Ended
                                             ----------------------------
                                             April 29, 2000   May 1, 1999
                                             ----------------------------
Net Sales ..................................    $68,573        $60,049
Cost of sales and occupancy ................     51,101         46,000
                                             ----------------------------
       Gross profit ........................     17,472         14,049

Selling, general and administrative expenses     23,539         18,275
Pre-opening store expenses .................        316            222
                                             ----------------------------

Loss from operations .......................     (6,383)        (4,448)
Interest expense, net ......................       (895)           (55)
                                             ----------------------------

       Loss before income taxes ............     (7,278)        (4,503)
Income tax benefit .........................      2,982          1,846
                                             ----------------------------

Loss available to common stockholders ......    $(4,296)       $(2,657)
                                             ----------------------------
Loss per share:
       Basic ...............................     ($0.25)        ($0.16)
       Diluted .............................     ($0.25)        ($0.16)

Weighted average shares outstanding:
       Basic ...............................     16,954         16,327
       Diluted .............................     16,954         16,327


See Notes to Condensed Consolidated Financial Statements.

                           RESTORATION HARDWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (Unaudited)

                                                                                    Three Months Ended
                                                                                ----------------------------
                                                                                April 29, 2000   May 1, 1999
                                                                                ----------------------------
Cash flows from operating activities:
      Net loss ...............................................................      $(4,296)     $ (2,657)
      Adjustments to reconcile net loss to net cash
          used in operating activities:
          Depreciation and amortization ......................................        3,377         2,208
          Changes in assets and liabilities:
             Accounts receivable .............................................        1,729          (184)
             Merchandise inventories .........................................       (5,285)         (375)
             Prepaid expenses and other assets ...............................       (1,293)       (3,081)
             Accounts payable and accrued expenses ...........................         (245)       (9,250)
             Taxes payable ...................................................       (4,083)       (3,326)
             Other current liabilities .......................................         (548)        2,119
             Deferred rent ...................................................          703           953
             Deferred lease incentives and other
                  long-term liabilities ......................................          652         1,030
                                                                                ----------------------------
             Net cash used in operating activities ...........................       (9,289)      (12,563)

Cash flows from investing activities:
      Capital expenditures ...................................................       (5,026)       (6,722)
      Purchase of subsidiary .................................................          (74)          (86)
                                                                                ----------------------------
             Net cash used in investing activities ...........................       (5,100)       (6,808)

Cash flows from financing activities:
      Borrowings under revolving line of
          credit - net .......................................................       11,778        10,297
      Principal payments - capital lease obligations .........................          (25)          (74)
      Borrowings (repayments) on long term debt, net .........................           (1)          (13)
      Issuance of common stock ...............................................          320         1,080
                                                                                ----------------------------
             Net cash provided by financing activities .......................       12,072        11,290

             Effect of foreign currency exchange rate changes on cash balances          (28)           11

Net decrease in cash and cash equivalents ....................................       (2,317)       (8,081)

Cash and cash equivalents:
      Beginning of period ....................................................        4,627         8,201
                                                                                ----------------------------
      End of period ..........................................................      $ 2,282      $    131
                                                                                ----------------------------
      Additional cash flow information:
          Cash paid for interest (net of amount
             capitalized) ....................................................      $   882      $     71
                                                                                ----------------------------
          Cash paid for taxes ................................................      $ 1,107      $  3,825
                                                                                ----------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED APRIL 29, 2000 AND MAY 1, 1999

1. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements have been prepared from our records without audit and, in management's opinion, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at April 29, 2000 and May 1, 1999; results of operations for the three months ended April 29, 2000 and May 1, 1999; and changes in cash flows for the three months then ended. The balance sheet at January 29, 2000, as presented, has been derived from our audited financial statements for the year then ended. Certain reclassifications have been made to the 1999 presentation to conform to the 2000 presentation.

Our accounting policies are described in Note 1 to the audited consolidated financial statements for the year ended January 29, 2000. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the year ended January 29, 2000.

The results of operations for the three months presented herein are not necessarily indicative of the results to be expected for the full year.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as delayed by FAS No. 137, will be effective for fiscal years beginning after June 15, 2000, which requires all derivatives to be recognized in the balance sheet as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of FAS No. 133. We will adopt FAS No. 133 for the 2000 fiscal year, but do not expect such adoption to materially affect our financial statement presentation as such activities are minimal.

2. REVOLVING LINE OF CREDIT

Pursuant to our senior secured credit facility, as amended and restated in February 2000 and amended in March 2000, we have a line of credit of up to a maximum of $100,000,000 with amounts available for letters of credit under the line up to a maximum of $5,000,000. As of April 29, 2000, we were in compliance with the covenants under the credit facility and we had outstanding $49.2 million in loans and $1.4 million in letters of credit under this facility. The availability under the credit facility is limited by reference to a borrowing base formula calculated based upon eligible inventory and eligible accounts receivable (subject to the overall maximum cap on total borrowings). As a result, fluctuations in our inventory and accounts receivable can affect our ability to make additional borrowings under the credit facility. When the available borrowings fell below $7,500,000, we became obligated by the terms of the credit facility to seek additional sources of credit or financing. In order to comply with this obligation and to address our projected financing requirements to fund capital expenditures related to opening new stores and inventory purchases over the next twelve months, we are seeking additional sources of credit or financing. Such additional sources of credit or financing may not be available or, if available, may be on terms that are not as favorable as the current credit facility.

3. EARNINGS PER SHARE

Basic earnings per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares to be issued through stock options, warrants and other convertible securities. The potential dilutive effects of 448,410 and 1,337,173 stock options are excluded from the diluted earnings per share for the quarter to date periods ending April 29, 2000 and May 1, 1999, respectively, because their inclusion in net loss periods would be anti-dilutive to earnings per share.

4. SEGMENT REPORTING

We classify our business interests into three identifiable segments: retail, furniture and RH Direct. The retail segment includes revenue and expense associated with our retail locations (96 and 67 at April 29, 2000 and May 1, 1999, respectively). The furniture segment includes all revenue and expense associated with The Michaels Furniture Company ("Michaels"). RH Direct includes all revenue and expense associated with the catalog, e-commerce and other operations.

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

Financial information for our business segments is as follows:

                                                                                    Three Months Ended
                                                                                ----------------------------
                                                                                April 29, 2000   May 1, 1999
                                                                                ----------------------------
Net sales
       Retail ................................................................      $64,233      $ 56,065
       Furniture .............................................................        6,524         6,677
       RH Direct .............................................................        3,629         1,922
       Intersegment sales ....................................................       (5,813)       (4,615)
                                                                                ----------------------------
Consolidated net sales .......................................................       68,573        60,049
                                                                                ----------------------------
Income/(Loss) from operations
       Retail ................................................................        3,762         1,396
       Furniture .............................................................          496           508
       Unallocated ...........................................................       (9,769)       (5,660)
       Intersegment loss from operations .....................................         (872)         (692)
                                                                                ----------------------------
Consolidated loss from operations ............................................     $ (6,383)     $ (4,448)
                                                                                ----------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THE THREE MONTHS (FIRST QUARTER) ENDED APRIL 29, 2000 AS COMPARED TO THE THREE MONTHS (FIRST QUARTER) ENDED MAY 1, 1999

NET SALES. Net sales increased $8.6 million, or 14.3%, to $68.6 million in the first quarter of 2000 from $60.0 million in the first quarter of the prior year. At April 29, 2000, we operated 96 stores compared to 67 stores at May 1, 1999. The additional 29 stores opened in 2000 contributed an additional $16.0 million in sales, but was offset by the comparable store sales, which decreased 14.4% in the first quarter of 2000 from the prior year. The decline in quarterly comparable store sales resulted primarily from our decision to not anniversary the "Turn Back the Century" sale in the first quarter of this year. During the first quarter of the prior year the sale event contributed to the positive 18.4% comparable store sales.

GROSS PROFIT. Gross profit increased $3.4 million, or 24.4%, to $17.4 million in the first quarter of 2000 from $14.0 million in the first quarter of the prior year. As a percentage of net sales, first quarter gross profit was 25.5% in 2000 compared to 23.4% in the prior year. Improvements in the merchandise margins at the retail division combined with the decrease in merchandise markdowns over the prior year contributed to the improvement in both dollars and as a percentage of sales.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased $5.3 million, or 28.8%, to $23.5 million in the first quarter of 2000 from $18.3 million in the first quarter of the prior year. As a percentage of net sales, SG&A expenses increased to 34.3% in the first quarter of 2000 compared to 30.4% in the first quarter of the prior year. The increase in SG&A expense for the first quarter over the prior year is due to our continuing efforts to improve the home office and distribution center infrastructures, as well as the increase in selling expense at the stores related to the 29 new stores opened.

PREOPENING STORE EXPENSE. Pre-opening store expense increased $94,000, or 42.3%, to $316,000 in the first quarter of 2000 from $222,000 in the first quarter of the prior year. As a percentage of net sales, pre-opening expense increased to 0.5% in the first quarter of 2000 compared to 0.4% in the first quarter of the prior year. During the quarter we opened 3 stores compared to 2 stores in the first quarter of 1999. Pre-opening store expenses include all costs associated with the start-up of the store prior to opening including recruiting, payroll, travel, supplies, occupancy related and advertising, and are expensed as incurred. As a percentage of sales, we anticipate this expense to decrease over time.

NET INTEREST EXPENSE. Interest expense, net of interest income, which includes capital lease interest and interest expense on borrowings under our line of credit facility, increased $840,000 in the first quarter of 2000 to $895,000 from $55,000 in the first quarter of the prior year. The increase over the prior year was due to higher borrowings under the line of credit in 2000 compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of liquidity and capital resources have been cash flows from operations, borrowings under our credit facilities and proceeds from equity financings. Our primary capital requirements have been for new store development, working capital and general corporate needs.

Net cash used in operating activities year to date for 2000 was $9.3 million, a decrease of $3.3 million over net cash used of $12.6 million in the prior year. This improvement resulted primarily from the timing of trade and other payables, offset by a higher net loss and increases in merchandise inventories.

Net cash used in investing activities year to date for 2000 was $5.1 million, a decrease of $1.7 million over net cash used in investing activities of $6.8 million in the prior year. Historically, cash used in investing activities has been related to capital expenditures for new store expansion. Such expenditures totaled $5.0 million year to date for 2000 compared to $6.7 million in the prior year.

Net cash provided by financing activities year to date for 2000 was $12.1 million, an increase of $0.7 million over net cash provided by investing activities of $11.3 million in the prior year. Net cash provided by borrowings under our line of credit totaled $11.8 million year to date, compared to $10.3 million for the same period in the prior year.

Pursuant to our senior secured credit facility, as amended and restated in February 2000 and amended in March 2000, we have a line of credit of up to a maximum of $100,000,000 with amounts available for letters of credit under the line up to a maximum of $5,000,000. As of April 29, 2000, we were in compliance with the covenants under the credit facility and we had outstanding $49.2 million in loans and $1.4 million in letters of credit under this facility. The availability under the credit facility is limited by reference to a borrowing base formula calculated based upon eligible inventory and eligible accounts receivable (subject to the overall maximum cap on total borrowings). As a result, fluctuations in our inventory and accounts receivable can affect our ability to make additional borrowings under the credit facility. When the available borrowings fell below $7,500,000, we became obligated by the terms of the credit facility to seek additional sources of credit or financing. In order to comply with this obligation and to address our projected financing requirements to fund capital expenditures related to opening new stores and inventory purchases over the next twelve months, we are seeking additional sources of credit or financing. Such additional sources of credit or financing may not be available or, if available, may be on terms that are not as favorable as the current credit facility.

In connection with the acquisition of our furniture subsidiary, we are required to pay the former owner contingent cash consideration equal to 25% of Michaels' EBITDA for fiscal year ending February 3, 2001. In addition, we are required to transfer shares of Michaels to the former owner of Michaels equal to 3.4% of such shares of Michaels if Michaels' EBITDA for the fiscal year ending 2001 equals or exceeds $4.0 million. An EBITDA based payment of $592,000 was paid in March 2000 to the President of Michaels and no shares of Michaels were transferred to the previous owner.

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

Our quarterly results of operations may also fluctuate based upon a variety of other factors, including, among other things, the number and timing of store openings and related pre-opening store expenses, the amount of net sales contributed by new and existing stores, the mix of products sold, the timing and level of markdowns, promotional events, store closings, refurbishments or relocations, adverse weather conditions, shifts in the timing of holidays, timing of catalog releases or catalog sales, competitive factors and general economic conditions. We have experienced, and expect to continue to experience, substantial seasonal fluctuations in our sales and operating results, which is typical of many retailers. Historically, a disproportionate amount of our retail sales and nearly all of our profits have been realized during the fourth quarter. We expect this pattern to continue during the current year and anticipate that in subsequent years the fourth quarter will continue to contribute disproportionately to our operating results, particularly during November and December.

IMPLEMENTATION AND MANAGEMENT OF AGGRESSIVE GROWTH STRATEGY

Our net sales and net income have grown significantly during the past several years, primarily as a result of the opening of new stores. We intend to continue to pursue an aggressive growth strategy for the foreseeable future, and our future operating results will depend largely upon our ability to open and operate stores and manage a larger business successfully. We opened 28 new stores in 1999 and we intend to open 13 new stores in 2000. Our ability to open stores on a timely basis and the performance of such stores will depend upon many factors, including, among others, our ability to identify and enter new markets, locate suitable store sites, negotiate acceptable lease terms, acquire merchandise, hire and train store managers and sales associates and obtain adequate capital resources on acceptable terms. Any restrictions on our ability to expand would have a material adverse effect on our business, results of operations and financial condition. As a result, there can be no assurance that we will be able to achieve our targets for opening new stores. Moreover, there can be no assurance that our new stores will be successful or achieve operating results comparable to our existing stores.

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

We anticipate that we will need to expand our current distribution network to accommodate our planned expansion in the future. Currently we are implementing a change in distribution strategy from maintaining furniture and lighting inventories at third party warehouse locations near stores to more centralized locations whereby furniture and lighting would be stored at Company operated regional distribution centers. We are also transitioning our vendor direct shipments to the regional distribution centers. We implemented a new Warehouse Management System at our West coast facility last year and our East coast facility during this spring to aid us in our distribution administration. There can be no assurance that such changes will not cause disruptions that could materially adversely affect our business, results of operations and financial condition. We currently continue to rely on third party warehouses to handle our products during this transition and the expense related to this fluctuates with inventory levels and there can be no assurance that we can reduce this expense as inventory levels increase. Further, we rely upon third party carriers and warehouses for our product shipments, including shipments to and from all of our stores, and accordingly are subject to the risks, including employee strikes and inclement weather, associated with such carriers' ability to provide warehousing and delivery services to meet our needs. In addition, distribution, warehousing and freight costs also fluctuate as a result of sales activity and there is no assurance that we can generate sufficient merchandise margins to offset these additional costs. We are also dependent upon temporary employees to adequately staff our distribution facility, particularly during busy periods such as the Christmas season and while stores are opening. There can be no assurance that we will continue to receive adequate assistance from our temporary employees, or that there will continue to be sufficient sources of temporary employees.

FINANCING GROWTH AND OPERATIONS

Historically, cash flow from operations has been insufficient to finance new store openings and we have relied upon our line of credit and the proceeds from our initial public offering in June 1998 to finance working capital requirements. There can be no assurance that our operations will generate sufficient cash flow or that adequate financing will be available to support our continued expansion program.

Our credit facility includes a number of restrictive, affirmative and financial covenants, including restrictions on annual capital expenditures, minimum earnings before income tax, depreciation and amortization ratios. If we are not successful in meeting our covenant obligations under the credit facility, it could result in a default under our loan agreement and any such default, if not resolved, could have a material adverse effect on our business, results of operations and financial condition.

Our available borrowings under the line of credit facility are limited by reference to a borrowing base formula calculated based upon eligible inventory and eligible accounts receivable. As a result, fluctuations in monthly performance can affect our ability to make additional borrowings under the credit facility. When the available borrowings fell below $7,500,000 we became obligated by the terms of the credit facility to seek additional sources of credit or financing. In order to comply with this obligation and to address our capital expenditures related to opening new stores and inventory purchases over the next twelve months, we are seeking additional sources of credit or financing. Although we have received indications of interest, we have no assurance that such additional sources of credit or financing will be available, which could have a material adverse effect on our business, results of operations and financial condition. If available, such additional sources of credit or financing may be on terms that are not as favorable as the current credit facility, which could have a material adverse effect on our business, results of operations and financial condition.

SMALL STORE BASE

We operated 96 stores at April 29, 2000. The results achieved to date by our relatively small store base may not be indicative of the results that may be achieved from a larger number of stores. In addition, should any new store be unprofitable or should any existing store experience a decline in profitability, the effect on our results of operations could be more significant than would be the case if we had a larger store base.

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

DEPENDENCE ON KEY PERSONNEL

Our performance depends largely on the efforts and abilities of our executive and senior management team, particularly Stephen Gordon, our Chief Executive Officer and founder. The loss of Mr. Gordon's services or the services of other members of the management team could have a material adverse effect on our business, results of operations and financial condition. We do not have employment agreements with any of the members of our executive management team. In addition, our performance will depend upon our ability to attract and retain qualified management, merchandising and sales personnel. There can be no assurance that Mr. Gordon and the existing management team will be able to manage the Company or our growth or that we will be able to attract and retain additional qualified personnel as needed in the future.

DEPENDENCE ON KEY VENDORS

Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. Although we have many sources of merchandise, two of our vendors (Mitchell Gold, a manufacturer of upholstered furniture and Robert Abbey Inc., a manufacturer of table and floor lamps) together accounted for approximately 15% of our aggregate merchandise purchases in fiscal year 1999. In addition, our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have limited the distribution of their merchandise in the past. We have no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products and any vendor or distributor could discontinue selling to us at any time. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future, or be able to develop relationships with new vendors or that any inability to acquire suitable merchandise or the loss of one or more key vendors will not have a material adverse effect on our business, results of operations and financial condition. In addition, a single vendor supports our merchandise management information systems and we have generally employed a single general contractor to oversee the construction of our new stores. A failure by such vendor to support these systems or by such contractor to continue such services adequately could have a material adverse effect on the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to our market risk as disclosed in our report on Form 10-K filed for the fiscal year ended January 29, 2000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

* 27.1   Financial Data Schedule

-        Filed herewith.

(b)      Reports on Form 8-K

Current Report on Form 8-K dated March 20, 2000 was filed on March 21, 2000 pursuant to Item 5 (Other Events).

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Restoration Hardware, INC.

                                           /s/ STEPHEN GORDON
Date:  June 13, 2000                   By:______________________
                                           Stephen Gordon
                                           Chief Executive Officer

                                           /s/ WALTER PARKS
Date:  June 13, 2000                   By:______________________
                                           Walter Parks
                                           Chief Administrative Officer
                                           (Principal Financial Officer)

                           EXHIBIT INDEX

EXHIBIT                                                     PAGE
27.1        Financial Data Schedule
