Form 10-Q
period 2000-07-29
RESTORATION HARDWARE INC
filed 2000-09-12
CIK 863821

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                    FORM 10-Q

                                   (MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 29, 2000

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

         Indicate by check [x] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days [X] Yes [ ] No

         As of August 26, 2000, 17,047,944 shares of the Registrant's Common Stock were outstanding.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JULY 29, 2000

                                      INDEX

                                                                         PAGE
                                                                         ----
PART I.    FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (unaudited)

           Balance Sheets as of July 29, 2000,
                January 29, 2000 and July 31, 1999                        3
           Statements of Operations for the three months ended
                July 29, 2000 and July 31, 1999                           4
           Statements of Cash Flows for the three months ended
                July 29, 2000 and July 31, 1999                           5
           Notes to Condensed Consolidated Financial
                Statements                                                6

ITEM 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       7

ITEM 3.  Quantitative and Qualitative Disclosures About
                Market Risk                                              10

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                               10

ITEM 6.  Exhibits and Reports on Form 8-K                                11

SIGNATURE PAGE


PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           RESTORATION HARDWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                   (Unaudited)

                                                                      July 29,   January 29,     July 31,
                                                                        2000        2000          1999
                                                                     ---------   -----------   ----------
ASSETS
Current assets
      Cash and cash equivalents .................................    $  2,408     $  4,627     $  1,839
      Accounts receivable .......................................       5,300        6,551        7,184
      Merchandise inventories                                          88,102       85,902       64,793
      Prepaid expense ...........................................      14,310        7,608       10,947
                                                                     -----------------------------------
           Total current assets .................................     110,120      104,688       84,763

      Property and equipment, net ...............................     114,216      108,706       86,150
      Goodwill ..................................................       4,894        4,910        4,636
      Other long term assets ....................................       4,022        4,057        3,003
                                                                     -----------------------------------
           Total assets .........................................    $233,252     $222,361     $178,552
                                                                     -----------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses .....................    $ 51,063     $ 45,375     $ 37,611
      Current portion of deferred lease incentives ..............       4,030        3,777        2,782
      Revolving line of credit and short term debt ..............           3            2       16,729
      Other current liabilities .................................       5,371        6,515        6,179
                                                                     -----------------------------------
           Total current liabilities ............................      60,467       55,669       63,301

      Long-term debt ............................................         300          344          400
      Long-term line of credit ..................................      49,062       37,447           --
      Long-term portion of deferred lease incentives ............      38,418       37,950       28,920
      Deferred rent .............................................       9,485        8,069        6,067
                                                                     -----------------------------------
           Total liabilities ....................................     157,732      139,479       98,688

Stockholders' equity:
      Common stock, $.0001 par value; 40,000,000 shares
           authorized; 17,027,332 16,901,338 and 16,794,050
           issued and outstanding, respectively .................      94,697       94,318       93,516
      Accumulated other comprehensive income ....................          (3)          26            5
      Accumulated deficit .......................................     (19,174)     (11,462)     (13,657)
                                                                     -----------------------------------
           Total stockholders' equity ...........................      75,520       82,882       79,864

           Total liabilities and stockholders' equity ...........    $233,252     $222,361     $178,552
                                                                     -----------------------------------

See Notes to Condensed Consolidated Financial Statements

                           RESTORATION HARDWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                  Three Months Ended                Six Months Ended
                                             ----------------------------     ----------------------------
                                                July 29,        July 31,       July 29,         July 31,
                                                 2000             1999           2000               1999
                                             ----------------------------     ----------------------------
Net Sales ..................................    $71,185          $53,926       $139,758         $113,975
Cost of sales and occupancy ................     52,180           39,717        103,281           85,717
                                             ----------------------------     ----------------------------
       Gross profit ........................     19,005           14,209         36,477           28,258

Selling, general and administrative expenses     23,447           17,783         46,986           36,058
Pre-opening store expenses .................        216              582            532              804
                                             ----------------------------     ----------------------------

Loss from operations .......................     (4,658)          (4,156)       (11,041)          (8,604)
Interest expense, net ......................     (1,135)            (219)        (2,030)            (274)
                                             ----------------------------     ----------------------------

       Loss before income taxes ............     (5,793)          (4,375)       (13,071)          (8,878)
Income tax benefit .........................      2,376            1,794          5,358            3,640
                                             ----------------------------     ----------------------------

Loss available to common stockholders ......    $(3,417)          (2,581)        (7,713)          (5,238)
                                             ----------------------------     ----------------------------
Loss per share:
       Basic ...............................     ($0.20)          ($0.15)        ($0.45)          ($0.32)
       Diluted .............................     ($0.20)          ($0.15)        ($0.45)          ($0.32)

Weighted average shares outstanding:
       Basic ...............................     17,027           16,737         16,991           16,532
       Diluted .............................     17,027           16,737         16,991           16,532

See Notes to Condensed Consolidated Financial Statements.

                           RESTORATION HARDWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                                ----------------------------
                                                                                    July 29,         July 31,
                                                                                     2000            1999
                                                                                ----------------------------
Cash flows from operating activities:
      Net loss ...............................................................      $(7,713)     $ (5,238)
      Adjustments to reconcile net loss to net cash
          used in operating activities:
          Depreciation and amortization ......................................        7,179         4,591
          Changes in assets and liabilities:
             Accounts receivable .............................................        1,252        (2,008)
             Merchandise inventories .........................................       (2,201)          605
             Prepaid expenses and other assets ...............................         (889)       (1,154)
             Accounts payable and accrued expenses ...........................        5,678        (2,088)
             Taxes payable ...................................................       (6,556)       (7,843)
             Other current liabilities .......................................         (374)        1,505
             Deferred rent ...................................................        1,416         1,786
             Deferred lease incentives and other
                  long-term liabilities ......................................          721         3,778
                                                                                ----------------------------
             Net cash used in operating activities ...........................       (1,487)       (6,066)

Cash flows from investing activities:
      Capital expenditures ...................................................      (12,576)      (17,967)
      Purchase of subsidiary .................................................          (91)         (218)
                                                                                ----------------------------
             Net cash used in investing activities ...........................      (12,667)      (18,185)

Cash flows from financing activities:
      Borrowings under revolving line of
          credit - net .......................................................       11,615        16,725
      Principal payments - capital lease obligations .........................          (50)         (169)
      Borrowings (repayments) on long term debt, net .........................           15           (14)
      Issuance of common stock ...............................................          379         1,347
                                                                                ----------------------------
             Net cash provided by financing activities .......................       11,959        17,889

             Effect of foreign currency exchange rate changes on cash balances          (24)           --

Net decrease in cash and cash equivalents ....................................       (2,219)       (6,362)

Cash and cash equivalents:
      Beginning of period ....................................................        4,627         8,201
                                                                                ----------------------------
      End of period ..........................................................      $ 2,408      $  1,839
                                                                                ----------------------------
      Additional cash flow information:
          Cash paid for interest (net of amount
             capitalized) ....................................................      $ 1,113      $    335
                                                                                ----------------------------
          Cash paid for taxes ................................................      $   162      $  3,985
                                                                                ----------------------------

See Notes to Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JULY 29, 2000 AND JULY 31, 1999

1. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements have been prepared from our records without audit and, in management's opinion, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at July 29, 2000 and July 31, 1999; results of operations for the three and six months ended July 29, 2000 and July 31, 1999; and changes in cash flows for the six months then ended. The balance sheet at January 29, 2000, as presented, has been derived from our audited financial statements for the year then ended. Certain reclassifications have been made to the 1999 presentation to conform to the 2000 presentation.

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

The results of operations for the three and six months presented herein are not necessarily indicative of the results to be expected for the full year.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as delayed by FAS No. 137, FAS No. 133 will be effective for fiscal years beginning after June 15, 2000. FAS No. 133 requires all derivatives to be recognized in the balance sheet as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of FAS No. 133. We will adopt FAS No. 133 for the 2001 fiscal year, but do not expect such adoption to materially affect our financial statement presentation as such activities are minimal.

2. REVOLVING LINE OF CREDIT

Pursuant to our senior secured credit facility, as amended and restated in February 2000 and amended in March 2000, we have a line of credit of up to a maximum of $100,000,000 with amounts available for letters of credit under the line up to a maximum of $5,000,000 and an overall credit facility expiring in June 2003. As of July 29, 2000, we were in compliance with the covenants under the credit facility and we had outstanding $49.1 million in loans and $1.4 million in letters of credit under this facility. The availability under the credit facility is limited by reference to a borrowing base formula calculated based upon eligible inventory and eligible accounts receivable (subject to the overall maximum cap on total borrowings). As a result, fluctuations in our inventory and accounts receivable can affect our ability to make additional borrowings under the credit facility. When the available borrowings fell below $7,500,000, we became obligated by the agreed upon terms of the credit facility to seek additional sources of credit or financing. In order to comply with this obligation and to address our projected financing requirements to fund capital expenditures related to opening new stores and inventory purchases over the next twelve months, we are seeking additional sources of credit or financing. Such additional sources of credit or financing may not be available or, if available, may be on terms that are not as favorable as the current credit facility.

3. EARNINGS PER SHARE

Basic earnings per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares to be issued through stock options, warrants and other convertible securities. The potential dilutive effects of 498,938 and 721,073 stock options are excluded from the diluted earnings per share for the quarter to date periods ending July 29, 2000 and July 31, 1999, respectively, because their inclusion in net loss periods would be anti-dilutive to earnings per share.

4. SEGMENT REPORTING

We classify our business interests into three identifiable segments: retail, furniture and RH Direct. The retail segment includes revenue and expense associated with our retail locations (98 and 74 at July 29, 2000 and July 31, 1999, respectively). The furniture segment includes all revenue and expense associated with The Michaels Furniture Company ("Michaels"). RH Direct includes all revenue and expense associated with the catalog, e-commerce and other operations.

We evaluate performance and allocate resources based on income from operations which excludes unallocated corporate general and administrative costs. Certain segment information, including segment assets, asset expenditures and related depreciation expense, is not presented as all assets of the Company are commingled and are not available by segment.

Financial information for our business segments is as follows:

                                                  Three Months Ended                  Six Months Ended
                                             ----------------------------       ----------------------------
                                               July 29,       July 31,            July 31,        July 29,
                                                 2000           1999                2000            1999
                                            ----------------------------        ----------------------------
Net sales
       Retail .............................    $67,605      $ 50,132              $131,838       $106,198
       Furniture ..........................      4,384         6,730                10,908         13,408
       RH Direct ..........................      3,390         1,806                 7,019          3,727
       Intersegment sales .................     (4,194)       (4,742)              (10,007)        (9,358)
                                            ----------------------------        ----------------------------
Consolidated net sales ....................     71,185        53,926               139,758        113,975


                                            ----------------------------        ----------------------------
Income/(Loss) from operations
       Retail .............................      6,601         3,137                10,363          4,533
       Furniture ..........................        174           727                   670          1,235
       Unallocated ........................    (12,055)       (7,301)              (21,824)       (12,968)
       Intersegment income/(loss) from
           operations......................        622          (711)                 (250)        (1,404)

                                            ----------------------------        ----------------------------
Consolidated loss from operations .........   $ (4,658)     $ (4,148)             $(11,041)       ($8,604)
                                            ----------------------------        ----------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THE THREE MONTHS (SECOND QUARTER) AND SIX MONTHS (YEAR-TO-DATE) ENDED JULY 29, 2000 AS COMPARED TO THE THREE MONTHS (SECOND QUARTER) AND SIX MONTHS (YEAR-TO-DATE) ENDED JULY 31, 1999

NET SALES. Net sales increased $17.3 million, or 32.1%, to $71.2 million in the second quarter of 2000 from $53.9 million in the second quarter of the prior year. At July 29, 2000, we operated 98 stores compared to 74 stores at July 31, 1999. The additional 24 stores opened in 2000 contributed an additional $19.3 million in sales. Comparable store sales were 0.8% in the second quarter of 2000. Year-to-date sales increased $25.8 million, or 22.6%, to $139.8 million from $114.0 million in the prior year. Non-comparable stores contributed an additional $33.1 million year-to-date to net sales, but was offset by the comparable store sales decrease of 7.3% over the prior year.

GROSS PROFIT. Gross profit increased $4.8 million, or 33.8%, to $19.0 million in the second quarter of 2000 from $14.2 million in the second quarter of the prior year. As a percentage of net sales, second quarter gross profit was 26.7% in 2000 compared to 26.3% in the prior year. Year-to-date gross profit increased $8.2 million, or 29.1%, to $36.4 million from $28.3 million in the prior year. As a percentage of net sales, year-to-date gross profit was 26.1% compared to 24.7% in the prior year. Improvements in the merchandise margins at the retail division combined with the decrease in merchandise markdowns over the prior year contributed to the improvement, but was offset slightly by increased occupancy costs.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased $5.7 million, or 31.8%, to $23.4 million in the second quarter of 2000 from $17.8 million in the second quarter of the prior year. As a percentage of net sales, SG&A expenses remained flat at 32.9% year over year. Year-to-date SG&A expense increased $10.9 million, or 30.3%, from $36.1 million in the prior year. As a percentage of net sales, SG&A expenses increased to 33.6% compared to 31.6% in the prior year. The increase in SG&A expense for the second quarter over the prior year is due to our continuing efforts to improve the home office and distribution center infrastructures, as well as the increase in selling expense at the stores related to the 24 new stores opened.

PREOPENING STORE EXPENSE. Pre-opening store expense decreased $366,000, or 62.8%, to $216,000 in the second quarter of 2000 from $582,000 in the second quarter of the prior year. As a percentage of net sales, pre-opening expense decreased to 0.3% in the second quarter of 2000 compared to 1.1% in the second quarter of the prior year. During the quarter we opened 2 stores compared to 7 stores in the second quarter of 1999. Year-to-date pre-opening expense decreased $272,000, or 33.8%, to $532,000 from $804,000 in the prior year. Again, this reduction in expense, both in dollars and as a percentage of net sales, is due to our reduction in new store openings year over year. Pre-opening store expenses include all costs associated with the start-up of the store prior to opening including recruiting, payroll, travel, supplies, occupancy related and advertising, and are expensed as incurred. As a percentage of sales, we anticipate this expense to decrease over time.

NET INTEREST EXPENSE. Interest expense, net of interest income, which includes capital lease interest and interest expense on borrowings under our line of credit facility, increased $916,000 in the second quarter of 2000 to $1.1 million from $0.2 million in the second quarter of the prior year. Year-to-date interest expense increased $1.7 million to $2.0 million from $0.3 million in the prior year. These increases over the prior year are due to higher borrowings under the line of credit in 2000 compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of liquidity and capital resources have been cash flows from operations, borrowings under our credit facilities and proceeds from equity financings. Our primary capital requirements have been for new store development, working capital and general corporate needs.

Net cash used in operating activities year to date for 2000 was $1.5 million, a decrease of $4.6 million over net cash used of $6.1 million in the prior year. This improvement resulted primarily from the timing of trade and other payables, offset by a higher net loss and increases in merchandise inventories.

Net cash used in investing activities year to date for 2000 was $12.7 million, a decrease of $5.5 million over net cash used in investing activities of $18.2 million in the prior year. Historically, cash used in investing activities has been related to capital expenditures for new store expansion. Such expenditures totaled $12.6 million year to date for 2000 compared to $18.0 million in the prior year.

Net cash provided by financing activities year to date for 2000 was $12.0 million, a decrease of $5.9 million over net cash provided by investing activities of $17.9 million in the prior year. Net cash provided by borrowings under our line of credit totaled $11.6 million year to date, compared to $16.7 million for the same period in the prior year.

Pursuant to our senior secured credit facility, as amended and restated in February 2000 and amended in March 2000, we have a line of credit of up to a maximum of $100,000,000 with amounts available for credit letters of credit under the line up to a maximum of $5,000,000 and an overall credit facility expiring in June 2003. As of July 29, 2000, we were in compliance with the covenants under the credit facility and we had outstanding $49.1 million in loans and $1.4 million in letters of credit under this facility. The availability under the credit facility is limited by reference to a borrowing base formula calculated based upon eligible inventory and eligible accounts receivable (subject to the overall maximum cap on total borrowings). As a result, fluctuations in our inventory and accounts receivable can affect our ability to make additional borrowings under the credit facility. When the available borrowings fell below $7,500,000, we became obligated by the terms of the credit facility to seek additional sources of credit or financing. In order to comply with this obligation and to address our projected financing requirements to fund capital expenditures related to opening new stores and inventory purchases over the next twelve months, we are seeking additional sources of credit or financing. Such additional sources of credit or financing may not be available or, if available, may be on terms that are not as favorable as the current credit facility.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

SEASONALITY AND QUARTERLY FLUCTUATIONS

Our business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday season. Due to the importance of the holiday selling season, the fourth quarter of each year has historically contributed, and we expect it will continue to contribute, a disproportionate percentage of our net sales and most of our anticipated net income for the entire year. In anticipation of increased sales activity during the fourth quarter we incur significant additional expenses. If, for any reason, our sales were to fall below our expectations in November and December, our business, financial condition and annual operating results would be materially adversely affected. In addition, we make decisions regarding merchandise well in advance of the season in which it will be sold, particularly for the holiday selling season. Significant deviations from projected demand for products could have a material adverse effect on our financial condition and results of operations.

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

IMPLEMENTATION AND MANAGEMENT OF AGGRESSIVE GROWTH STRATEGY

Our net sales and net income have grown significantly during the past several years, primarily as a result of the opening of new stores. Our future operating results will depend largely on our ability to operate stores and manage a larger business successfully. We opened 28 new stores in 1999 and we intend to open 13 new stores in 2000. Our ability to open stores on a timely basis and the performance of such stores will depend upon many factors, including, among others, our ability to identify and enter new markets, locate suitable store sites, negotiate acceptable lease terms, acquire merchandise, hire and train store managers and sales associates and obtain adequate capital resources on acceptable terms. Any restrictions on our ability to expand would have a material adverse effect on our business, results of operations and financial condition. As a result, there can be no assurance that we will be able to achieve our targets for opening new stores. Moreover, there can be no assurance that our new stores will be successful or achieve operating results comparable to our existing stores.

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

Our available borrowings under the line of credit facility are limited by reference to a borrowing base formula calculated based upon eligible inventory and eligible accounts receivable. As a result, fluctuations in monthly performance can affect our ability to make additional borrowings under the credit facility. When the available borrowings fell below $7,500,000 we became obligated by the agreed upon terms of the credit facility to seek additional sources of credit or financing. In order to comply with this obligation and to address our capital expenditures related to opening new stores and inventory purchases over the next twelve months, we are seeking additional sources of credit or financing. Although we have received indications of interest, we have no assurance that such additional sources of credit or financing will be available, which could have a material adverse effect on our business, results of operations and financial condition. If available, such additional sources of credit or financing may be on terms that are not as favorable as the current credit facility, which could have a material adverse effect on our business, results of operations and financial condition.

SMALL STORE BASE

We operated 98 stores at July 29, 2000. The results achieved to date by our relatively small store base may not be indicative of the results that may be achieved from a larger number of stores. In addition, should any new store be unprofitable or should any existing store experience a decline in profitability, the effect on our results of operations could be more significant than would be the case if we had a larger store base.

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

                                       Restoration Hardware, INC.


Date:  September 12, 2000              By: /s/ STEPHEN GORDON
                                          -------------------------------------
                                           Stephen Gordon
                                           Chief Executive Officer


Date:  September 12, 2000              By: /s/ WALTER PARKS
                                          -------------------------------------
                                           Walter Parks
                                           Chief Administrative Officer
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT
27.1           Financial Data Schedule