Form 10-Q
period 2000-10-28
RESTORATION HARDWARE INC
filed 2000-12-12
CIK 863821

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2000

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

        Indicate by check [x] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days [X] Yes [ ] No

        As of October 28, 2000, 17,088,944 shares of the Registrant's Common Stock were outstanding.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 28, 2000

                                      INDEX

                                                                         PAGE
                                                                         ----
PART I.    FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (unaudited)

           Balance Sheets as of October 28, 2000,
                January 29, 2000 and October 30, 1999                      3

           Statements of Operations for the three and nine months
                ended October 28, 2000 and October 30, 1999                4

           Statements of Cash Flows for the nine months ended
                October 28, 2000 and October 30, 1999                      5

           Notes to Condensed Consolidated Financial
                Statements                                                 6

ITEM 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        9

ITEM 3.   Quantitative and Qualitative Disclosures About
                Market Risk                                               10

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings                                              10

ITEM 6.    Exhibits and Reports on Form 8-K                               10

SIGNATURE PAGE                                                            11


                                        2

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           RESTORATION HARDWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                   (Unaudited)

                                                                           October 28,     January 29,     October 30,
                                                                              2000            2000            1999
                                                                            ---------       ---------       ---------
ASSETS
Current assets
      Cash and cash equivalents ......................................      $   1,710       $   4,627       $   2,236
      Accounts receivable ............................................          7,502           6,551          10,850
      Merchandise inventories ........................................        100,380          85,902          98,332
      Prepaid expense ................................................          8,448           6,793           6,818
      Tax benefit receivable and deferred tax asset ..................          9,984             815           6,061
                                                                            ---------       ---------       ---------
           Total current assets ......................................        128,024         104,688         124,297

      Property and equipment, net ....................................        117,600         108,706         103,707
      Goodwill .......................................................          4,660           4,910           4,803
      Other long term assets .........................................          3,990           4,057           2,440
                                                                            ---------       ---------       ---------
           Total assets ..............................................      $ 254,274       $ 222,361       $ 235,247
                                                                            ---------       ---------       ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses ..........................      $  57,955       $  45,375       $  62,408
      Current portion of deferred lease incentives ...................          4,534           3,777           3,409
      Revolving line of credit and short term debt ...................              0               2          41,984
      Other current liabilities ......................................          5,175           6,515           6,711
                                                                            ---------       ---------       ---------
           Total current liabilities .................................         67,664          55,669         114,512

      Long-term debt .................................................            266             344             400
      Long-term line of credit, net of debt issuance costs ...........         63,048          37,447              --
      Long-term portion of deferred lease incentives .................         42,524          37,950          34,734
      Deferred rent ..................................................         10,200           8,069           7,075
                                                                            ---------       ---------       ---------
           Total liabilities .........................................        183,702         139,479         156,721

Stockholders' equity:
      Common stock, $.0001 par value; 40,000,000, 40,000,000 and
           40,000,000 shares authorized, respectively; 17,088,944
           16,901,338 and 16,864,089 issued and outstanding,
           respectively ..............................................         94,884          94,318          93,918
      Accumulated other comprehensive income .........................            (16)             26              10
      Accumulated deficit ............................................        (24,296)        (11,462)        (15,402)
                                                                            ---------       ---------       ---------
           Total stockholders' equity ................................         70,572          82,882          78,526

           Total liabilities and stockholders' equity ................      $ 254,274       $ 222,361       $ 235,247
                                                                            ---------       ---------       ---------

See Notes to Condensed Consolidated Financial Statements

                           RESTORATION HARDWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)

                                   (Unaudited)

                                                           Three Months Ended               Nine Months Ended
                                                        -------------------------       -------------------------
                                                        October 28,    October 30,     October 28,      October 30,
                                                           2000            1999            2000           1999
                                                        ---------       ---------       ---------       ---------
Net sales ........................................      $  79,713       $  64,754       $ 219,471       $ 178,729
Cost of sales and occupancy ......................         59,305          44,749         162,586         130,535
                                                        ---------       ---------       ---------       ---------
       Gross profit ..............................         20,408          20,005          56,885          48,194

Selling, general and administrative expenses .....         26,832          21,787          73,818          57,788
Pre-opening store expenses .......................            373             787             905           1,592
                                                        ---------       ---------       ---------       ---------

Loss from operations .............................         (6,797)         (2,569)        (17,838)        (11,186)
Interest expense, net ............................         (1,894)           (448)         (3,924)           (716)
                                                        ---------       ---------       ---------       ---------

       Loss before income taxes ..................         (8,691)         (3,017)        (21,762)        (11,902)
Income tax benefit ...............................          3,568           1,273           8,926           4,921
                                                        ---------       ---------       ---------       ---------

Loss available to common stockholders ............      $  (5,123)         (1,744)        (12,836)         (6,981)
                                                        ---------       ---------       ---------       ---------
Loss per share:

       Basic .....................................      $   (0.30)      $   (0.10)      $   (0.75)      $   (0.42)
       Diluted ...................................      $   (0.30)      $   (0.10)      $   (0.75)      $   (0.42)

Weighted average shares outstanding:

       Basic .....................................         17,074          16,840          17,018          16,635
       Diluted ...................................         17,074          16,840          17,018          16,635


See Notes to Condensed Consolidated Financial Statements.

                           RESTORATION HARDWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)

                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                         --------------------------
                                                                                          October 28,    October 30,
                                                                                             2000           1999
                                                                                           --------       --------
Cash flows from operating activities:
      Net loss ......................................................................      $(12,836)      $ (6,981)
      Adjustments to reconcile net loss to net cash
          used in operating activities:

          Depreciation and amortization .............................................        11,010          7,249
          Changes in assets and liabilities:
             Accounts receivable ....................................................          (949)        (5,673)
             Merchandise inventories ................................................       (14,478)       (32,934)
             Prepaid expenses and other assets ......................................        (1,592)          (980)
             Accounts payable and accrued expenses ..................................        12,549         22,715
             Taxes payable ..........................................................        (9,943)        (9,387)
             Other current liabilities ..............................................          (573)         2,083
             Deferred rent ..........................................................         2,131          2,794
             Deferred lease incentives and other
                  long-term liabilities .............................................         5,331         10,219
                                                                                           --------       --------
             Net cash used in operating activities ..................................        (9,350)       (10,895)

Cash flows used in investing activities:

      Capital expenditures ..........................................................       (19,716)       (38,134)
      Purchase of furniture subsidiary ..............................................            89           (434)
                                                                                           --------       --------
             Net cash used in investing activities ..................................       (19,627)       (38,568)

Cash flows from financing activities:
      Borrowings under revolving line of
          credit - net ..............................................................        25,598         41,982
      Principal payments - capital lease obligations ................................           (78)          (215)
      Borrowings (repayments) on long term debt, net ................................            12            (17)
      Issuance of common stock ......................................................           566          1,748
                                                                                           --------       --------
             Net cash provided by financing activities ..............................        26,098         43,498

             Effect of foreign currency exchange rate changes on cash balances ......           (38)            --

Net decrease in cash and cash equivalents ...........................................        (2,917)        (5,965)

Cash and cash equivalents:

      Beginning of period ...........................................................         4,627          8,201
                                                                                           --------       --------
      End of period .................................................................      $  1,710       $  2,236
                                                                                           --------       --------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED OCTOBER 28, 2000 AND OCTOBER 30, 1999

1. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements have been prepared from our records without audit and, in management's opinion, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at October 28, 2000 and October 30, 1999; results of operations for the three months and nine months ended October 28, 2000 and October 30, 1999; and changes in cash flows for the nine months then ended. The balance sheet at January 29, 2000, as presented, has been derived from our audited financial statements for the year then ended. Certain reclassifications have been made to the 1999 presentation to conform to the 2000 presentation.

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as delayed by FAS No. 137, that will be effective for fiscal years beginning after June 15, 2000. This will require all derivatives to be recognized in the balance sheet as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of FAS No. 133. We will adopt FAS No. 133 for the 2000 fiscal year, but do not expect such adoption to materially affect our financial statement presentation as such activities are minimal.

2. REVOLVING LINE OF CREDIT

Pursuant to our senior secured credit facility, as amended and restated in September 2000, we have a line of credit of up to a maximum of $111,000,000 with amounts available for letters of credit under the line up to a maximum of $10,000,000. As of October 28, 2000, we were in compliance with the covenants under the credit facility and we had outstanding $63.0 million in loans (net of debt issuance costs of $2.2 million) and $1.4 million in letters of credit. The availability under the credit facility is limited by reference to a borrowing base formula calculated based upon eligible inventory and eligible accounts receivable (subject to the overall maximum cap on total borrowings). As a result, fluctuations in our inventory and accounts receivable can affect our ability to make additional borrowings under the credit facility. Interest is paid monthly at the bank's reference rate or LIBOR plus a margin. At October
28, 2000, the margin over the LIBOR rate was 3.00%, as compared to 1.50% as of October 30, 1999.

3. EARNINGS PER SHARE

Basic earnings per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares to be issued through stock options, warrants and other convertible securities. The potential dilutive effects of 366,096 and 547,893 stock options are excluded from the diluted earnings per share for the quarter and year-to-date periods ending October 28, 2000 and October 30, 1999, respectively, because their inclusion in net loss periods would be anti-dilutive to earnings per share.

4. SEGMENT REPORTING

We classify our business interests into three identifiable segments: retail, furniture and RH Direct. The retail segment includes revenue and expense associated with our retail locations (105 and 85 at October 28, 2000 and October 30, 1999, respectively). The furniture segment includes all revenue and expense associated with The Michaels Furniture Company ("Michaels"). RH Direct includes all revenue and expense associated with the catalog, e-commerce and other operations.

We evaluate performance and allocate resources based on income from operations which excludes unallocated corporate general and administrative costs. Certain segment information, including segment assets, asset expenditures and related depreciation expense, is not presented as all assets of the Company are commingled and are not available by segment.

Financial information for our business segments is as follows:

                                                     Three Months Ended              Nine Months Ended
                                                  -------------------------       -------------------------
                                                 October 28,     October 30,     October 28,      October 30,
                                                     2000            1999            2000            1999
                                                  ---------       ---------       ---------       ---------
Net sales
       Retail ..............................      $  75,312       $  61,465       $ 207,150       $ 167,664
       Furniture ...........................          4,094           7,197          15,002          20,604
       RH Direct ...........................          4,327           2,120          11,346           5,847
       Intersegment sales ..................         (4,020)         (6,028)        (14,027)        (15,386)
                                                  ---------       ---------       ---------       ---------
Consolidated net sales .....................         79,713          64,754         219,471         178,729
                                                  ---------       ---------       ---------       ---------
Income/(Loss) from operations

       Retail ..............................          3,865           4,448          14,228           8,978
       Furniture ...........................           (647)          1,032              23           2,267
       Unallocated .........................        (10,358)         (7,145)        (32,182)        (20,123)
       Intersegment income/(loss) from
             Operations ....................           (343)           (904)            (93)         (2,308)
                                                  ---------       ---------       ---------       ---------
Consolidated loss from operations ..........      $  (6,797)      $  (2,569)      $ (32,182)      $ (11,186)
                                                  ---------       ---------       ---------       ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THE THREE MONTHS (THIRD QUARTER) AND NINE MONTHS (YEAR-TO-DATE) ENDED OCTOBER 28, 2000 AS COMPARED TO THE THREE MONTHS (THIRD QUARTER) AND NINE MONTHS (YEAR-TO-DATE) ENDED OCTOBER 30, 1999

NET SALES. Net sales increased $14.9 million, or 23.0%, to $79.7 million in the third quarter of 2000 from $64.8 million in the third quarter of the prior year. At October 28, 2000, we operated 105 stores compared to 85 stores at October 30, 1999. Non-comparable stores contributed $17.9 million for the quarter to net sales, but was partially offset by the comparable stores sales decrease of 1.7% for the quarter, over the prior year. Year-to-date sales increased $40.8 million, or 22.8%, to $219.5 million from $178.7 million in the prior year. Non-comparable stores contributed $54.6 million to net year-to-date sales, but was partially offset by the comparable store sales decrease of 5.3% over the prior year.

GROSS PROFIT. Gross profit increased $0.4 million, or 2.0%, to $20.4 million in the third quarter of 2000 from $20.0 million in the third quarter of the prior year. As a percentage of net sales, third quarter gross profit was 25.6% in 2000 compared to 30.9% in the prior year. Reduced consumer demand in the quarter led to an increase in promotional activity in the retail division and negatively impacted merchandise margin. Additionally, gross margin was negatively impacted by a reduction in occupancy expense leverage due to the decline in comparable store sales. Year-to-date gross profit increased $8.7 million, or 18.0%, to $56.9 million from $48.2 million in the prior year. As a percentage of net sales, year-to-date gross profit was 25.9% compared to 27.0% in the prior year.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased $5.0 million, or 23.1%, to $26.8 million in the third quarter of 2000 from $21.8 million in the third quarter of the prior year. As a percentage of net sales, SG&A expenses remained nearly flat at 33.7%. Year-to-date SG&A expense increased $16.0 million, or 27.7%, from $57.8 million in the prior year. As a percentage of net sales, SG&A expenses increased to 33.6% compared to 32.3% in the prior year. The increase in selling, general and administrative expenses reflects investments that have been made in the company's infrastructure in the last 12 -- 18 months, including a new distribution center, new warehouse management system and a customer service center.

PREOPENING STORE EXPENSE. Pre-opening store expense decreased $414,000, to $373,000 in the third quarter of 2000 from $787,000 in the third quarter of the prior year. As a percentage of net sales, pre-opening expense decreased to 0.5% in the third quarter of 2000 compared to 1.2% in the third quarter of the prior year. During the quarter we opened 7 stores compared to 11 stores in the third quarter of 1999. Year-to-date pre-opening expense decreased $687,000, to $905,000 from $1,592,000 in the prior year. Again, this reduction in expense, both in dollars and as a percentage of net sales, is due to our reduction in new store openings year over year. Pre-opening store expenses include all costs associated with the start-up of the store prior to opening including recruiting, payroll, travel, supplies, occupancy and advertising, and are expensed as incurred. As a percentage of sales, we anticipate this expense to decrease over time.

NET INTEREST EXPENSE. Interest expense, which is net of interest income and includes amortization of debt issuance costs and interest expense on borrowings under our line of credit facility, increased $1.4 million in the third quarter of 2000 to $1.9 million. Average borrowings under the line of credit were $55.2 million during the third quarter of 2000, as compared to $29.1 million during the same period of the prior year. In addition, as discussed below, the interest rate that the company pays on outstanding borrowings has increased as compared to the prior year. Year-to-date interest expense increased $3.2 million to $3.9 million from $0.7 million in the prior year, also as a result of higher borrowings under the line of credit in 2000 and a higher interest rate as compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities year to date for 2000 was $9.4 million, an improvement of $1.5 million from the prior year's $10.9 million. On a net basis, cash used for merchandise inventories and trade and other payables was $1.9 million for year-to-date 2000, as compared to $10.2 million for the same period of the prior year. Partially offsetting this year over year favorability was a higher net loss for year-to-date 2000.

Net cash used in investing activities year to date for 2000 was $19.6 million, a decrease of $19.0 million over net cash used in investing activities of $38.6 million in the prior year. Historically, cash used in investing activities has been primarily related to capital expenditures for new store expansion.

Net cash provided by financing activities year to date for 2000 was $26.1 million, a decrease of $17.4 million over net cash provided by financing activities of $43.5 million in the prior year. Net cash provided by borrowings under our line of credit totaled $25.6 million year to date, compared to $42.0 million for the same period in the prior year. The reduction in net borrowings year-over-year is primarily attributable to the reduction in capital expenditures.

Pursuant to our senior secured credit facility, as amended and restated in September 2000, we have a line of credit of up to a maximum of $111,000,000 with amounts available for letters of credit under the line up to a maximum of $10,000,000. As of October 28, 2000, we were in compliance with the covenants under the credit facility and we had outstanding $63.0 million in loans (net of debt issuance costs of $2.2 million) and $1.4 million in letters of credit. The availability under the credit facility is limited by reference to a borrowing base formula calculated based upon eligible inventory and eligible accounts receivable (subject to the overall maximum cap on total borrowings). As a result, fluctuations in our inventory and accounts receivable can affect our ability to make additional borrowings under the credit facility. Interest is paid monthly at the bank's reference rate or LIBOR plus a margin. At October 28, 2000, the margin over the LIBOR rate was 3.00%, as compared to 1.50% as of October 30, 1999.

In connection with the acquisition of our furniture subsidiary, we are required to pay the former owner contingent cash consideration equal to 25% of Michaels' EBITDA for fiscal year ending February 3, 2001. In addition, we are required to transfer shares of Michaels to the former owner of Michaels equal to 3.4% of the outstanding shares of Michaels if Michaels' EBITDA for the fiscal year ending 2001 equals or exceeds $4.0 million. An EBITDA based payment of $592,000 for the fiscal year 1999 was paid in March 2000 to the President of Michaels and no shares of Michaels were transferred to the previous owner.

FACTORS THAT MAY AFFECT FUTURE RESULTS

SEASONALITY AND QUARTERLY FLUCTUATIONS

Our business is highly seasonal, reflecting the general pattern associated with the retail industry of peak sales and earnings during the holiday season. Due to the importance of the holiday selling season, the fourth quarter of each year has historically contributed, and we expect it will continue to contribute, a disproportionate percentage of our net sales and most of our net income for the entire year. In anticipation of increased sales activity during the fourth quarter we incur significant additional expenses. If, for any reason, our sales were to fall significantly below our expectations in November and December, our business, financial condition and annual operating results would be materially adversely affected. In addition, we make decisions regarding merchandise well in advance of the season in which it will be sold, particularly for the holiday selling season. Significant deviations from projected demand for products could have a material adverse effect on our financial condition and results of operations.

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

IMPLEMENTATION AND MANAGEMENT OF AGGRESSIVE GROWTH STRATEGY

Our net sales have grown significantly during the past several years, primarily as a result of the opening of new stores. Our future operating results will depend largely on our ability to operate stores and manage a larger business successfully. We have opened 13 new stores in 2000 and we intend to open 2 new stores in 2001. Our ability to open stores on a timely basis and the performance of such stores will depend upon many factors, including, among others, our ability to identify and enter new markets, locate suitable store sites, negotiate acceptable lease terms, acquire merchandise, hire and train store managers and sales associates and obtain adequate capital resources on acceptable terms. Any restrictions on our ability to expand would have a material adverse effect on our business, results of operations and financial condition. As a result, there can be no assurance that we will be able to achieve our targets for opening new stores. Moreover, there can be no assurance that our new stores will be successful or achieve operating results comparable to our existing stores.

We have expanded significantly in the last three years, and we plan to continue to enter new markets in various regions of the United States over the next few years. Operation of a greater number of new stores and expansion into new markets may present competitive, distribution and merchandising challenges that are different from those currently encountered by us in our existing stores and markets. In addition, there can be no assurance that our expansion within our existing markets will not adversely affect the individual financial performance of our existing stores or our overall results of operations. Specifically, we cannot determine the impact on current profitability as we expand our distribution of catalogs and increase our mail order and e-commerce businesses.

We will need to continually evaluate the adequacy of our store management and management information and distribution systems to manage our expansion. There can be no assurance that we will anticipate all of the changing demands that our expanding operations will impose on such systems, and the failure to adapt our systems and procedures to such changing demands could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that we will successfully achieve our expansion targets or, if achieved, that planned expansion will not have an adverse impact on results of operations.

We have implemented a change in distribution strategy from maintaining furniture and lighting inventories at third party warehouse locations near stores to more centralized locations whereby furniture and lighting is stored at Company operated regional distribution centers. We have also transitioned our vendor direct shipments to the regional distribution centers. We implemented a new Warehouse Management System at our West coast facility last year and our East coast facility during this spring to aid us in our distribution administration. There can be no assurance that such changes will not cause disruptions that could materially adversely affect our business, results of operations and financial condition.

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

FINANCING GROWTH AND OPERATIONS

In order to finance its operations and capital requirements, we expect to use internally generated funds, trade credit and funds available to us under our revolving line of credit. We typically purchase merchandise from our suppliers on terms requiring payment to suppliers within 30 days after our receipt of the merchandise. We did not experience any change in trade terms with our suppliers in 2000, nor do we anticipate any changes in trade terms in the future. However, if some or all of our suppliers were to demand shorter payment terms, the company's working capital needs would increase. There can be no assurance that our operations and trade financing will generate sufficient cash flow or that adequate financing will be available to support our continued expansion program.

Our credit facility includes a number of restrictive, affirmative and financial covenants, including restrictions on annual capital expenditures, minimum levels of earnings before interest, income taxes, depreciation and amortization and minimum accounts payable to inventory ratios. If we are not successful in meeting our covenant obligations under the credit facility, it could result in a default under our loan agreement and any such default, if not resolved, could have a material adverse effect on our business, results of operations and financial condition.

Our available borrowings under the line of credit facility are limited by reference to a borrowing base formula calculated based upon eligible inventory and eligible accounts receivable. As a result, fluctuations in monthly performance can affect our ability to make additional borrowings under the credit facility.

SMALL STORE BASE

We operated 105 stores at October 28, 2000. The results achieved to date by our relatively small store base may not be indicative of the results that may be achieved from a larger number of stores. In addition, should any new store be unprofitable or should any existing store experience a decline in profitability, the effect on our results of operations could be more significant than would be the case if we had a larger store base.

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

DEPENDENCE ON KEY PERSONNEL

Our performance depends largely on the efforts and abilities of our executive and senior management team, particularly Stephen Gordon, our Chief Executive Officer. The loss of Mr. Gordon's services or the services of other members of the management team could have a material adverse effect on our business, results of operations and financial condition. We do not have employment agreements with any of the members of our executive management team. In addition, our performance will depend upon our ability to attract and retain qualified management, merchandising and sales personnel. There can be no assurance that Mr. Gordon and the existing management team will be able to manage the Company or our growth or that we will be able to attract and retain additional qualified personnel as needed in the future.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

*10.12 Sixth Amended and Restated Loan and Security Agreement dated September 27, 2000

*10.14 Warrant Agreement, dated as of September 27, 2000, by and among Restoration Hardware, Inc., Goldman Sachs & Co., and Enhanced Retail Funding, LLC

*10.15 Warrant Certificate No. 002, dated September 27, 2000, issued to Enhance Retail Funding, LLC

*10.16 Warrant Certificate No. 003, dated September 27, 2000, issued to Goldman Sachs & Co.

*10.17 Warrant Certificate No. 004, dated September 27, 2000, issued to Clyde Street Investments, LLC

*27.1       Financial Data Schedule

----------------
* Filed herewith

(b)     Reports on Form 8-K

We did not file any reports on Form 8-K during the three month period ended October 28, 2000.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Restoration Hardware, INC.

                                                  /s/ STEPHEN GORDON
Date:  December 12, 2000                     By:______________________
                                                  Stephen Gordon
                                                  Chief Executive Officer


                                                  /s/ WALTER PARKS
Date:  December 12, 2000                     By:______________________
                                                  Walter Parks
                                                  Chief Administrative Officer
                                                  (Principal Financial Officer)

                                EXHIBIT INDEX
                                -------------


*10.12 Sixth Amended and Restated Loan and Security Agreement dated September 27, 2000

*10.14 Warrant Agreement, dated as of September 27, 2000, by and among Restoration Hardware, Inc., Goldman Sachs & Co., and Enhanced Retail Funding, LLC

*10.15 Warrant Certificate No. 002, dated September 27, 2000, issued to Enhance Retail Funding, LLC

*10.16 Warrant Certificate No. 003, dated September 27, 2000, issued to Goldman Sachs & Co.

*10.17 Warrant Certificate No. 004, dated September 27, 2000, issued to Clyde Street Investments, LLC

*27.1       Financial Data Schedule

----------------
* Filed herewith