Form 10-K
period 2001-02-03
RESTORATION HARDWARE INC
filed 2001-05-04
CIK 863821

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended FEBRUARY 3, 2001
                                             ----------------

                        Commission file number 000-24261

                           RESTORATION HARDWARE, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     68-0140361
           --------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation of organization)


         15 KOCH ROAD, SUITE J
       CORTE MADERA, CALIFORNIA                                  94925
(Address of principal executive offices)                       (Zip Code)

        Registrant's telephone number, including area code (415) 924-1005
                                                           --------------

        Securities registered pursuant to section 12(b) of the Act: None
                                                                    ----

Title of each class                   Name of each exchange on which registered
        NONE                                             NONE
        ----                                             ----

           Securities registered pursuant to section 12(g) of the Act:

                         COMMON STOCK, $.0001 PAR VALUE
                         ------------------------------

                                (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $33,176,359 as of April 20, 2001 based upon the closing price of the registrant's common stock on the Nasdaq National Market reported for April 20, 2001. Shares of voting stock held by each executive officer and director and by each person who on that date beneficially owned more than 5% of the outstanding voting stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

        19,033,723 shares of the registrant's $.0001 par value common stock were outstanding on April 20, 2001.

                                TABLE OF CONTENTS


                                                                                          PAGE
                                                                                          ----

                                            PART I

Item 1.    Business..........................................................................1
Item 2.    Properties.......................................................................13
Item 3.    Legal Proceedings................................................................14
Item 4.    Submission of Matters to a Vote of Security Holders..............................14

                                           PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters............14
Item 6.    Selected Financial Data..........................................................16
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................................17
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.......................23
Item 8.    Financial Statements and Supplementary Data......................................24
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..............................................46

                                           PART III

Item 10.   Directors and Executive Officers of the Registrant Executive Compensation........47
Item 11.   Executive Compensation and Other Information.....................................52
Item 12.   Security Ownership of Certain Beneficial Owners and Management...................64
Item 13.   Certain Relationships and Related Transactions...................................66

                                           PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................69

This annual report on Form 10-K contains certain forward-looking statements that are based on the beliefs of, and estimates made by and information currently available to, our management. The words "expect," "anticipate," "intend," "plan" and similar expressions identify forward-looking statements. These statements are subject to risks and uncertainties. Actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Factors That May Affect Our Future Operating Results" and elsewhere in this annual report on Form 10-K.


                                     PART I

ITEM 1.    BUSINESS

GENERAL

        Our company, Restoration Hardware, Inc., together with our subsidiaries, is a specialty retailer of home furnishings, functional and decorative hardware and related merchandise that reflects our classic and authentic American point of view. We market our merchandise through retail locations, mail order catalogs and on the worldwide web at www.restorationhardware.com. Our merchandise strategy and our stores' architectural style create a unique and attractive selling environment designed to appeal to an affluent, well educated 35 to 55 year old customer. We operated 106 stores in 31 states, the District of Columbia and in Canada at February 3, 2001. We operate on a 52 - 53 week fiscal year ending on the Saturday closest to January 31. The 2000 fiscal year was a 53-week year and ended on February 3, 2001.

        We commenced business more than 20 years ago as a purveyor of fittings and fixtures for older homes. Since then, we have evolved into a unique home furnishings retailer offering consumers an array of distinctive, high quality and often hard-to-find merchandise. We display our broad assortment of merchandise in an architecturally inviting setting, which we believe appeals to both men and women. We believe that we create an attractive and entertaining environment in our stores by virtue of our eclectic product mix, which combines classic, high-quality furniture, lighting, home furnishings and functional and decorative hardware. Integral to the shopping experience, most product displays are complemented by our unique and often whimsical in-store signage program, which provides historical, anecdotal and sometimes nostalgic descriptions of products.

        In March 1998, we purchased The Michaels Furniture Company, a manufacturer of classic, mission-style hardwood furniture. Prior to the acquisition, Michaels was an independent supplier for our retail stores.

RETAIL STORES

Merchandising Mix

        We offer a broad but carefully edited selection of merchandise that provides a consistent point of view throughout our stores. Our collection of merchandise, not traditionally found in a single store environment, includes classic American-styled furniture, home furnishings, lighting, functional and decorative hardware and discovery items. Our merchandise mix also includes proprietary products and hard-to-find products selected from non-traditional distribution channels that appear unique to our customers.

Product Selection, Purchasing and Sourcing

        We make merchandise purchases from over 450 vendors. These vendors include major domestic manufacturers, specialty niche manufacturers and importers. We maintain agents in China, England, France, Japan, India, Portugal and Eastern Europe, and our merchandising team travels to Asia and Europe in search of new products. By sourcing products offshore, we seek to achieve increased buying effectiveness and ensure exclusivity for a portion of our product line. In many instances, we also work closely with our vendors to develop products which are unique to us.

DIRECT TO CUSTOMER -- CATALOG AND INTERNET

        Our catalog business complements our retail business by building customer awareness of a concept and acting as an effective advertising vehicle. In addition, we maintain a website, www.restorationhardware.com, designed to sell our products, promote consumer awareness of Restoration Hardware and generate store traffic.

        In fiscal 2000, we distributed approximately 12 million catalogs. We mail catalogs to persons with demographic profiles similar to those of our retail customers and who also possess previous mail order purchase histories. For the fiscal year ended February 3, 2001, these persons were primarily identified through the exchange or rental of lists from other mail order businesses, various publications and internally-maintained customer lists. We out-source the fulfillment aspects of the business, including telemarketing, customer service and distribution, to National Catalog Corporation. Its facility is located in Portland, Tennessee.

        We believe our catalog is a key resource to further market our brand to both retail customers and customers outside of the retail trade area.

THE MICHAELS FURNITURE COMPANY

        Michaels offers a line of furniture for the home and office. Specific product lines include living room, bedroom, dining room, home office and accessory items. Inter-company sales to Restoration Hardware represented virtually all of Michaels' total sales during the fiscal year ended February 3, 2001 and this trend is expected to continue. Michaels is located in Sacramento, California.

MANAGEMENT INFORMATION SYSTEMS

        Our retail management information systems include fully integrated store, merchandising, distribution and financial systems. We utilize STS Systems for our point-of-sale and merchandise management systems, and rely on STS for software support.

        In spring of 2000, our Baltimore distribution center was opened, and the implementation of our bi-coastal distribution strategy was completed. We utilize a four-wall warehouse management package offered through STS Systems, which was first implemented in our Hayward distribution center in 1999.

COMPETITION

        We compete with a wide variety of national, regional and local retailers. Competition exists from businesses utilizing a similar retail store strategy, as well as traditional furniture stores and department stores. Many of our competitors are larger and have substantially greater financial, marketing and other resources.

        We believe that our ability to compete successfully is determined by several factors, including, among other things, the breadth and quality of our product selection, effective merchandise presentation, customer service, pricing and store location. Although we believe that we are able to compete favorably on the basis of these factors, we may not ultimately succeed in competing with other retailers in our market.

TRADEMARKS

        We have registered our trademark "Restoration Hardware" in the United States, Mexico and Canada.

EMPLOYEES

        At February 3, 2001, we had approximately 2,100 full-time employees and 1,100 part-time employees. We consider our employee relations to be good. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced any work stoppage.

FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

Because our revenues are subject to seasonal fluctuations, significant deviations from projected demand for products in our inventory during a selling season could have a material adverse effect on our financial condition and results of operations.

        Our business is highly seasonal. The general pattern associated with the retail industry is one of peak sales and earnings during the holiday season. Due to the importance of the holiday selling season, the fourth quarter of each year has historically contributed, and we expect it will continue to contribute, a disproportionate percentage of our net sales and most of our net income for the entire year. In anticipation of increased sales activity during the fourth quarter, we incur significant additional expenses both prior to and during the fourth quarter. These expenses may include acquisition of additional inventory, catalog preparation and mailing, advertising, in-store promotions, seasonal staffing needs and other similar items. If, for any reason, our sales were to fall below our expectations in November and December, our business, financial condition and annual operating results may be materially adversely affected.

        In addition, we make decisions regarding merchandise well in advance of the season in which it will be sold, particularly for the holiday selling season. We also expend a large amount of our available funds on advertising in advance of a particular season. Moreover, our advertising costs for the past three fiscal years have increased from approximately $4.4 million per year to approximately $14.1 million per year. As a result, if we misjudge the directions or trends in our market, we may significantly overstock unpopular products and understock popular ones while expending large amounts of our cash on advertising that generates little return on investment. All of these results would have a negative impact on our operating results.

Our quarterly results fluctuate due to a variety of factors and are not a meaningful indicator of future performance.

        Our quarterly results have fluctuated in the past and may fluctuate significantly in the future, depending upon a variety of factors, including, among other things, the mix of products sold, the timing and level of markdowns, promotional events, store closings, remodels or relocations, shifts in the timing of holidays, timing of catalog releases or sales, competitive factors and general economic conditions. Accordingly, our profits or losses may fluctuate. Moreover, in response to competitive pressures, we may take certain pricing or marketing actions that could have a material adverse effect on our business, financial condition and results of operations. Therefore, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and cannot be relied upon as indicators of future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, the market price of our securities would likely decline.

Fluctuations in comparable store sales may cause our revenues and operating results from period to period to vary.

        A variety of factors affect our comparable store sales including, among other things, the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise mix, promotional events, the impact of competition and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past and we believe that such fluctuations may continue. Our comparable store net sales decreased 1% in fiscal 2000, and increased 0.8% in fiscal 1999 and increased 12.3% in fiscal 1998. Past comparable store sales results may not be indicative of future results. For example, during February and March 2000, we experienced negative double-digit comparable store sales. Moreover, we believe that comparable store sales will be between negative 15% and negative 18% for the first fiscal quarter of the fiscal year ending February 2, 2002. As a result, the unpredictability of our comparable store sales may cause our revenues and operating results to vary quarter to quarter, and an unanticipated decline in revenues may cause our stock price to fluctuate.

We depend on a number of key vendors to supply our merchandise and provide critical services, and the loss of any one of our key vendors may result in a loss of sales revenues and significantly harm our operating results.

        Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. Although we have many sources of merchandise, two of our vendors, Mitchell Gold, a manufacturer of upholstered furniture, and Robert Abbey Inc., a manufacturer of table and floor lamps, together accounted for approximately 17% of our aggregate merchandise purchases in the fiscal year ended February 3, 2001. In addition, our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have limited the distribution of their merchandise in the past. We have no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products, and any vendor or distributor could discontinue selling to us at any time.
We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future, or be able to develop relationships with new vendors to expand our options or replace discontinued vendors. Our inability to acquire suitable merchandise in the future or the loss of one or more key vendors and our failure to replace any one or more of them may have a material adverse effect on our business, results of operations and financial condition.

        In addition, a single vendor supports the majority of our management information systems, and we have historically employed a single general contractor to oversee the construction of our new stores. A failure by the vendor to support our management information systems or by the contractor to provide its services adequately upon request in the future could have a material adverse effect on our business, results of operations and financial condition.

A disruption in either of our two distribution centers' operations would materially affect our operating results.

        The distribution functions for our stores are currently handled from our facilities in Hayward, California and Baltimore, Maryland. Any significant interruption in the operation of either of these facilities would have a material adverse effect on our financial condition and results of operations. Moreover, a failure to successfully coordinate the operations of these facilities also could have a material adverse effect on our financial condition and results of operations.

We are dependent on external funding sources.

        We, like other emerging-growth retailers, rely significantly on external funding sources to finance our operations and growth. Any reduction in cash flow from operations could increase our external funding requirements to levels above those currently available to us. While we currently have in place a $89.0 million credit facility, the amount available under this facility is typically much less than the $89.0 million stated maximum limit of the facility because the availability of eligible collateral for purposes of the borrowing base limitations in the credit facility usually reduces the overall credit amount otherwise available at any given time. While we currently believe that our cash flow from operations and funds available under our credit facility will satisfy our capital requirements for at least the next 12 months, continued weakening of, or other adverse developments concerning our sales performance or adverse developments concerning the availability of credit under our credit facility due to covenant limitations or other factors could limit the overall availability of funds to us. In particular, we may experience cash flow shortfalls in the future and any increase in external funding required by these shortfalls may not be available to us.

Because our business requires a substantial level of liquidity, we are dependent upon a credit facility with numerous restrictive covenants that limit our flexibility.

        Our business requires substantial liquidity in order to finance inventory purchases, the employment of sales personnel for the peak holiday period, publicity for the holiday buying season and other similar advance expenses. In addition, other activities such as expenses of our direct to customer business may require additional capital expenditures. We currently have in place a credit facility with a syndicate of lenders, which include, among others, Fleet Capital Corporation. Over the past several years, we have entered into numerous modifications of this credit facility, primarily to address changes in the covenant requirements to which we are subject. The most recent amendment of our credit facility occurred in March 2001 in connection with our Series A and B preferred stock financing. As a result of that amendment, the credit facility now provides us with a line of credit of up to a maximum of $89.0 million, with amounts available for letters of credit under the line up to a maximum of $20.0 million. However, covenants in the credit facility include, among others, ones that limit our ability to incur additional debt, make liens, make investments, consolidate, merge or acquire other businesses and sell assets, pay dividends and other distributions, and enter into transactions with affiliates. These covenants restrict numerous aspects of our business. Moreover, financial performance covenants require us, among other things, not to exceed particular capital expenditure limits. The credit facility also includes a borrowing base formula to address the availability of credit under the facility at any given time based upon numerous factors, including eligible inventory and eligible accounts receivable (subject to the overall maximum cap on total borrowings). Consequently, the availability of eligible collateral for purposes of the borrowing base formula may limit our ability to borrow under the credit facility. Moreover, failure to comply with the terms of the credit facility would entitle the secured lenders to foreclose on our assets, including our accounts, inventory, general intangibles, equipment, goods, fixtures and chattel paper. The secured lenders would be repaid from the proceeds of the liquidation of those assets before the assets would be available for distribution to other creditors and, lastly, to the holders of our capital stock. Our ability to satisfy the financial and other restrictive covenants may be affected by events beyond our control.

We may be unable to raise additional funds that we will need to remain competitive.

        We depend on a number of different financing sources to fund our continued operations, including third party financings and borrowings that may include debt, equity or other securities. However, we cannot assure you that we will be able to raise funds on favorable terms, if at all, or that future financing requirements would not be dilutive to holders of our capital stock. In the event that we are unable to obtain additional funds on acceptable terms or otherwise, we may be unable or determine not to take advantage of new opportunities or take other actions that otherwise might be important to our operations. Additionally, we may need to raise additional funds in order to take advantage of unanticipated opportunities. We also may need to raise additional funds to respond to changing business conditions or unanticipated competitive pressures. If we fail to raise sufficient funds, we may be required to delay or abandon some of our planned future expenditures or aspects of our current operations.

We have increasing interest expense which may impact our future operations.

        High levels of interest expense have had and could have negative effects on our future operations. Interest expense, which is net of interest income and includes amortization of debt issuance costs and interest expense on borrowings under our credit facility, increased $4.4 million to $5.8 million for the fiscal year ended February 3, 2001 from $1.4 million for the fiscal year ended January 29, 2000. For the fiscal year ended January 29, 2000, interest expense increased only $0.5 million to $1.4 million. The increase in interest expense in the past fiscal year resulted from both an increase in the average borrowings outstanding and an increase in the average interest rate. However, cash generated from our operations was not sufficient to cover operating expenses and capital expenditures. Consequently, we were required to make continuous borrowings under our credit facility during the fiscal year ended February 3, 2001. While our credit facility was amended in March 2001 to provide us with a more favorable interest rate, a substantial portion of our cash flow from operations must be used to pay our interest expense and will not be available for other business purposes. Interest expense continues to be a significant use of our available cash. Our ability to meet our debt and other obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors. In addition, we may need to incur additional indebtedness in the future. Many of these factors are beyond our control. We cannot assure you that our business will generate sufficient cash flow or that future financings will be available to provide sufficient proceeds to meet our obligations or to service our total debt.

We are subject to trade restrictions and other risks associated with our dependence on foreign imports for our merchandise.

        During the fiscal year ended February 3, 2001, we purchased approximately 18% of our merchandise directly from vendors located abroad and expect that such purchases will increase as a percentage of total merchandise purchases for the fiscal year ending on February 2, 2002. As an importer, our future success will depend in large measure upon our ability to maintain our existing foreign supplier relationships or to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them. Additionally, many of our imported products are subject to existing duties, tariffs and quotas that may limit the quantity of some types of goods which we may import into the United States. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, changes in import duties, tariffs and quotas, loss of "most favored nation" trading status by the United States in relation to a particular foreign country, work stoppages, delays in shipments, freight cost increases, economic uncertainties, including inflation, foreign government regulations, and political unrest and trade restrictions, including United States retaliating against protectionist foreign trade practices. If any of these or other factors were to render the conduct of business in particular countries undesirable or impractical, our financial condition and results of operations could be materially adversely affected.

        While we believe that we could find alternative sources of supply, an interruption or delay in supply from our foreign sources, or the imposition of additional duties, taxes or other charges on these imports could have a material adverse effect on our business, financial condition and results of operations unless and until alternative supply arrangements are secured. Moreover, products from alternative sources may be of lesser quality and/or more expensive than those we currently purchase, resulting in a loss of sales revenues to us.

As an importer we are subject to the effects of currency fluctuations related to our purchases of foreign merchandise.

        While most of our purchases outside of the United States currently are settled in U.S. dollars, it is possible that a growing number of them in the future may be made in currencies other than the U.S. dollar. Historically, we have not hedged our currency risk and do not currently anticipate doing so in the future. However, because our financial results are reported in U.S. dollars, fluctuations in the rates of exchange between the U.S. dollar and other currencies may have a material adverse effect on our financial condition and results of operations in the future.

Increased investments related to our catalog and Internet sales business may not generate a corresponding increase in profits to our business.

        We may invest additional resources in the expansion of our catalog and Internet sales business which could increase the risks associated with aspects of this business. While we out-source the fulfillment aspects of our catalog business, including telemarketing, customer service and distribution, to National Catalog Corporation, increased efforts in our catalog and Internet business could result in material changes in our operating costs, including increased merchandise inventory costs and costs for paper and postage associated with the distribution and shipping of catalogs and product. Although we intend to attempt to mitigate the impact of these increases by improving efficiencies, we cannot assure you that cost increases associated with our catalog and Internet sales business will not have an adverse effect on the profitability of our business.

We may not be able to successfully anticipate changes in consumer trends and our failure to do so may lead to loss of sales revenues.

        Our success depends on our ability to anticipate and respond to changing merchandise trends and consumer demands in a timely manner. Moreover, our new management team is redefining and redirecting the focus of our stores, and implementing changes in the nature and types of many products we sell. If we misjudge market trends, we may significantly overstock unpopular products and be forced to take significant inventory markdowns, which would have a negative impact on our operating results. Conversely, shortages of items which prove popular could have a material adverse effect on our operating results.

        We believe there is a lifestyle trend toward increased interest in home renovation and interior decorating, and we further believe we are benefiting from such a trend. The failure of this trend to materialize or a decline in such a trend could adversely affect consumer interest in our major product lines. Moreover, our products must appeal to a broad range of consumers whose preferences cannot always be predicted with certainty and may change between sales seasons. If we misjudge either the market for our merchandise or our customers' purchasing habits, we may experience a material decline in sales or be required to sell inventory at reduced margins. We could also suffer a loss of customer goodwill if our stores or furniture-making operations do not adhere to our quality control or service procedures or otherwise fail to ensure satisfactory quality of our products. These outcomes may have a material adverse effect on our business, operating results and financial condition.

Our success is highly dependent on new manufacturers and suppliers with whom we do not have a long history working together.

        As our management team changes the nature and types of the many products that we sell, we anticipate changes in some of the manufacturers and suppliers of our products. Many of these manufacturers and suppliers will be new to us, and many of them will be located abroad. We cannot assure you that they will be reliable sources of our products. Moreover, these manufacturers and suppliers may be small and undercapitalized firms who produce limited numbers of items. Given their limited resources, these firms might be susceptible to production difficulties, quality control issues and problems in delivering agreed-upon quantities on schedule. We cannot assure you that we would be able, if necessary, to return product to these suppliers and obtain refunds of our purchase price or obtain reimbursement or indemnification from them if their products prove defective. These suppliers and manufacturers also may be unable to withstand the current downturn in the U.S. or worldwide economy. Significant failures on the part of these new suppliers or manufacturers could have a material adverse effect on our operating results.

        In addition, many of these suppliers and manufacturers will require extensive advance notice of our requirements in order to produce products in the quantities we desire. This long lead time requires us to place orders far in advance of the time when certain products will be offered for sale, thereby exposing us to risks relating to shifts in customer demand and trends, and any downturn in the U.S. economy.

Our success is highly dependent on improvements to our planning and control processes and our supply chain.

        An important part of our efforts to achieve efficiencies, cost reductions and sales growth is the identification and implementation of improvements to our planning, logistical and distribution infrastructure and our supply chain, including merchandise ordering, transportation and receipt processing. An inability to improve our planning and control processes or to take full advantage of supply chain opportunities could have a material adverse effect on our operating results.

We depend on key personnel and could be affected by the loss of their services because of the limited number of qualified people in our industry.

        The success of our business will continue to depend upon our key personnel, including our new Chief Executive Officer, Mr. Gary G. Friedman. Competition for qualified employees and personnel in the retail industry is intense. The process of locating personnel with the combination of skills and attributes required to carry out our goals is often lengthy. Our success depends to a significant degree upon our ability to attract, retain and motivate qualified management, marketing and sales personnel, in particular store managers, and upon the continued contributions of these people. We cannot assure you that we will be successful in attracting and retaining qualified executives and personnel. In addition, our employees may voluntarily terminate their employment with us at any time. We also do not maintain any key man life insurance. The loss of the services of key personnel or our failure to attract additional qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

Changes in general economic conditions affect consumer spending and may significantly harm our revenues and results of operations.

        We believe that there currently is a general trend in the economy of weakening retail sales, and we further believe that we may continue to be hurt by this trend. In particular, a weakening environment for retail sales could adversely affect consumer interest in our major product lines. Our comparable store net sales decreased 1% for the fiscal year ended February 3, 2001. We believe that our first quarter sales results for the fiscal year ending February 2, 2002 will be weaker than our first quarter sales results for the fiscal year ending February 3, 2001. The success of our business depends to a significant extent upon the level of consumer spending, and a number of economic conditions affect the level of consumer spending on merchandise that we offer, including, among other things, the general state of the economy, general business conditions, the level of consumer debt, interest rates, taxation and consumer confidence in future economic conditions. More generally, reduced consumer confidence and spending may result in reduced demand for our products and limitations on our ability to increase prices. They also may require increased levels of selling and promotional expenses. Adverse economic conditions and any related decrease in consumer demand for discretionary items such as those offered by us could have a material adverse effect on our business, results of operations and financial condition.

We face an extremely competitive specialty retail business market.

        The retail market is highly competitive. We compete against a diverse group of retailers ranging from specialty stores to traditional furniture stores and department stores. Our product offerings compete with a variety of national, regional and local retailers. We also compete with these and other retailers for customers, suitable retail locations, suppliers and qualified employees and management personnel. Many of our competitors have significantly greater financial, marketing and other resources. Moreover, increased competition may result in potential or actual litigation between us and our competitors relating to such activities as competitive sales and hiring practices, exclusive relationships with key suppliers and manufacturers and other matters. As a result, increased competition may adversely affect our future financial performance, and we cannot assure you that we will be able to compete successfully in the future.

Our common stock price may be volatile.

        The market price of our common stock has fluctuated significantly in the past, and is likely to continue to be highly volatile. In addition, the trading volume in our common stock has fluctuated, and significant price variations can occur as a result. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. In addition, the U.S. equity markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of emerging-growth companies. These broad market fluctuations may materially adversely affect the market price of our common stock in the future. Such variations may be the result of changes in the trading characteristics that prevail in the market for our common stock, including low trading volumes, trading volume fluctuations and other similar factors that are particularly common among highly volatile securities of emerging-growth companies. Variations also may be the result of changes in our business, operations or prospects, announcements or activities by our competitors, entering into new contractual relationships with key suppliers or manufacturers by us or our competitors, proposed acquisitions by us or our competitors, financial results that fail to meet public market analyst expectations, changes in stock market analysts' recommendations regarding us, other retail companies or the retail industry in general, and domestic and international market and economic conditions.

Future sales of our common stock in the public market could adversely affect our stock price and our ability to raise funds in new equity offerings.

        We cannot predict the effect, if any, that future sales of shares of our common stock or the availability for future sale of shares of our common stock or securities convertible into or exercisable for our common stock will have on the market price of our common stock prevailing from time to time. For example, investors in our Series A and B preferred stock financing have been granted demand registration rights under an investor rights agreement pursuant to which they may make a demand on us at any time beginning September 17, 2001 to register in excess of 8 million shares of our common stock, assuming that our stockholders approve the conversion feature of our Series B preferred stock into Series A preferred stock. Sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options or warrants, or the conversion of our preferred stock, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our common stock and could materially impair our future ability to raise capital through an offering of equity securities.

We are subject to anti-takeover provisions and the terms and conditions of our preferred stock financing that could delay or prevent an acquisition and could adversely affect the price of our common stock.

        Our certificate of incorporation and bylaws, certain provisions of Delaware law and the certificate of designation governing the rights, preferences and privileges of our preferred stock may make it difficult in some respects to cause a change in control of our company and replace incumbent management. For example, our certificate of incorporation and bylaws provide for a classified board of directors. With a classified board of directors, at least two annual meetings of stockholders, instead of one, will generally be required to effect a change in the majority of the board. As a result, a provision relating to a classified board may discourage proxy contests for the election of directors or purchases of a substantial block of our common stock because its provisions could operate to prevent obtaining control of the board in a relatively short period of time.

        Separately, the holders of our preferred stock have the right to designate two members of our board of directors, and they also have a number of voting rights pursuant to the terms of the certificate of designation which could potentially delay, defer or prevent a change of control. In particular, the holders of our Series A preferred stock have the right to approve a number of actions by us, including some types of mergers, consolidations, acquisitions and similar transactions, and this right may create a potentially discouraging effect on, among other things, any third party's interest in completing these types of transactions with us. Consequently, the terms and conditions under which we issued our preferred stock, coupled with the existence of other anti-takeover provisions, may collectively have a negative impact on the price of our common stock, may discourage third-party bidders from making a bid for our company or may reduce any premiums paid to our stockholders for their common stock.

        In addition, our board of directors has the authority to fix the rights and preferences of, and to issue shares of, our preferred stock, which may have the effect of delaying or preventing a change in control of our company without action by our stockholders.

We have made forward-looking statements in this annual report on form 10-K.

        This annual report on Form 10-K contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include statements as to our plans to open additional stores, the anticipated performance of new stores, the impact of competition and other statements containing words such as "believes," "anticipates," "estimates," "expects," "may," "intends," and words of similar import or statements of our management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, changes in economic or business conditions in general, changes in product supply, fluctuations in comparable store sales, limitations resulting from restrictive covenants in our credit facility, failure to anticipate changes in consumer trends, loss of key vendors, changes in the competitive environment in which we operate, competition for and the availability of sites for new stores, changes in our management information needs, changes in management, failure to raise additional funds when required, changes in customer needs and expectations and governmental actions. We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this annual report.

SUBSEQUENT EVENTS

        We entered into an amended and restated Series A and B preferred stock purchase agreement, dated as of March 21, 2001, with several investors, including Palladin Capital IX, LLC, Reservoir Capital Partners, LP and several of Reservoir's affiliates, Glenhill Capital LP and Mr. Friedman. On March 22, 2001, we sold to these investors an aggregate of 6,820 shares of Series A preferred stock and 8,180 shares of Series B preferred stock each, at $1,000 per share, pursuant to the preferred stock purchase agreement. The rights, preferences and privileges of the preferred stock are briefly described in footnote 12 to the attached consolidated financial statements and are more fully described in the certificate of designation of Series A and Series B preferred stock. In connection with the issuance of these preferred stock, we received aggregate gross proceeds of approximately $15.0 million. We intend to use the net proceeds from this private financing to repay existing indebtedness and for general corporate purposes.

        In the preferred stock purchase agreement, we agreed to seek stockholders' approval of certain antidilution features of the Series A preferred stock and certain conversion features of the Series B preferred stock at our next stockholders meeting. In addition to the preferred stock purchase agreement, we entered into an amended and restated investor rights agreement with all of the investors. Separately, several of the investors also entered into a short sales agreement.

        Pursuant to the preferred stock purchase agreement and the certificate of designation, the holders of Series A preferred stock may elect up to two members to our board of directors. In connection with the issuance of the Series A preferred stock, the holders of Series A preferred stock nominated, and our board then appointed, Glenn J. Krevlin and Mark J. Schwartz to our board of directors as a Class II director and Class I director, respectively. The terms of Mr. Krevlin and Mr. Schwartz as directors on our board will expire at our annual meeting in 2002 and 2003, respectively. Provided that the holders of Series A preferred stock remain entitled to elect such director(s), each director nominated by the holders of Series A preferred stock will be up for election upon the expiration of their respective terms.

        In connection with the Series A and B preferred stock financing, we also hired Mr. Friedman as our new Chief Executive Officer and our board of directors appointed Mr. Friedman as a Class III director to our board with a term expiring at this year's annual meeting of stockholders. Mr. Friedman is standing for re-election at this year's annual meeting of stockholders. Mr. Friedman purchased 455 shares of the Series A preferred stock and 545 shares of the Series B preferred stock for an aggregate purchase price of $1 million. In addition, as part of Mr. Friedman's compensation package, we sold Mr. Friedman 571,429 shares of common stock at $1.75 per share and Mr. Friedman exercised his option to purchase 1.2 million shares of common stock at $1.75 per share for an aggregate sales price of approximately $3.1 million. We also granted Mr. Friedman an option to purchase 200,000 shares of our common stock at our exercise price of $6.00 per share. In connection with the sale of preferred and common stock to Mr. Friedman, we also made a loan to Mr. Friedman in the amount of $2.05 million. All of the loan proceeds were used by Mr. Friedman to purchase a portion of this stock. The loan is a full recourse loan and is secured by shares of the common stock and preferred stock purchased by Mr. Friedman.

        We urge you to refer to footnote 12 to the attached consolidated financial statements for additional details of the private financing and Mr. Friedman's compensation package. Further, the certificate of designation and the agreements related to the issuance of the preferred stock and Mr. Friedman's compensation package are attached as exhibits to our current report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2001. We urge you to refer to this Form 8-K for additional and more specific details of the private financing and Mr. Friedman's compensation package.

ITEM 2.    PROPERTIES

        We currently lease three properties located in Corte Madera, California, and one property in San Rafael, California, which is used as our headquarters. The first property in Corte Madera consists of approximately 3,600 square feet of office space and approximately 11,000 square feet of warehouse space. The lease expires on November 30, 2002. The second and third properties in Corte Madera consist of approximately 21,000 square feet of office space in total and the leases expire on May 15, 2002. The fourth property in San Rafael consists of approximately 15,750 square feet of office space and the lease expires on September 30, 2001.

        We lease approximately 160,000 square feet of warehouse space in Hayward, California, for use as our west coast distribution center. This lease expires on July 31, 2004, with an option to extend for one additional five-year term. We lease an additional 191,000 square feet of warehouse space in Tracy, California, also for use as a distribution center. This lease expires on September 1, 2003. We lease approximately 50,000 square feet for use as a distribution center in Oakland, California. This lease expires in May 2001 and we do not expect to replace this space. We lease approximately 276,000 square feet of warehouse space in Baltimore, Maryland, for use as our east coast distribution center. The lease expires on September 30, 2006, with options to extend for two additional three-year terms.

        As of February 3, 2001, we leased approximately 1,222,000 gross square feet for our 106 retail stores. Our retail stores' lease terms range from 10 to 15 years. Most leases for our retail stores provide for a minimum rent, typically including escalating rent increases, plus a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require us to pay insurance, utilities, real estate taxes, and repair and maintenance expenses.

        Michaels leases two properties used for the manufacturing and storage of furniture, in Sacramento, California. The main property consists of approximately 100,000 square feet of manufacturing space and 7,000 square feet of office space. The lease expires on February 28,

2008, with options to extend the lease for two additional 5-year terms. The second property consists of approximately 46,000 square feet of warehouse space which is used to house finished upholstered goods. This lease expires on July 31, 2001, and we expect to renew the lease.

ITEM 3.    LEGAL PROCEEDINGS

        There are no material pending legal proceedings against us. We are, however, involved in routine litigation arising in the ordinary course of our business. We believe that the final outcome of such proceedings should not have a material adverse effect on our consolidated financial condition or results of operations. However, we cannot assure you that the result of any proceeding will be in our favor.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this annual report.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        Our common stock is listed on the Nasdaq National Market System under the symbol "RSTO." The closing price of our common stock on Nasdaq was $5.65 on April 20, 2001.

        The market price of our common stock has fluctuated significantly in the past, and is likely to continue to be highly volatile. In addition, the trading volume in our common stock has fluctuated, and significant price variations can occur as a result. More generally, the U.S. equity markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of emerging-growth companies such as ours. These broad market fluctuations may be the result of changes in the trading characteristics that prevail in the market for our common stock, including low trading volumes, trading volume fluctuations and other similar factors that are particularly common among highly volatile securities of emerging-growth companies. Variations also may be the result of changes in our business, operations or prospects, announcements or activities by our competitors, new contractual relationships with key suppliers or manufacturers by us or our competitors, proposed acquisitions by us or our competitors, financial results that fail to meet public market analyst expectations, changes in stock market analysts' recommendations regarding us, other retail companies or the retail industry in general, and domestic and international market and economic conditions.

STOCKHOLDERS

        The number of our common stockholders of record as of April 20, 2001 was
138. This number excludes stockholders whose stock is held in nominee or street name by brokers.

DIVIDEND POLICY

        No dividends have been declared on our common stock since our 1998 initial public offering and it is not anticipated that we will pay any dividends in the foreseeable future on our common stock.

STOCK PRICE INFORMATION

        Set forth below are the high and low closing sale prices for shares of our common stock for each quarter during the fiscal year ended February 3, 2001 as reported by the Nasdaq National Market System.


              QUARTER ENDING                        HIGH       LOW
-------------------------------------------       ------      ------
January 30, 1999                                  $28.25      $17.25
May 1, 1999                                        25.00       15.63
July 31, 1999                                      14.50       10.50
October 30, 1999                                   11.38        7.25
January 29, 2000                                   10.38        5.13
April 29, 2000                                      7.00        3.72
July 29, 2000                                       6.44        4.06
October 28, 2000                                    6.00        2.50
February 3, 2001                                    2.94        0.53
--------------------------------------------------------------------


RECENT SALES OF UNREGISTERED SECURITIES

        We made one sale of our securities which was not registered under the Securities Act of 1933, as amended, for the fiscal year ended February 3, 2001. Pursuant to a warrant agreement, dated as of September 27, 2000, we issued a warrant to purchase 394,167 shares of our common stock to Goldman, Sachs & Co., and 155,833 shares of our common stock to Enhanced Retail Funding, LLC, each at $3.75 per share. As further discussed in footnote 12 to the attached consolidated financial statements, we repriced the warrant covering 200,000 of the 500,000 shares of common stock.

ITEM 6.   SELECTED FINANCIAL DATA

        The following table sets forth summary, consolidated financial information for operations for the years indicated. This information is qualified by reference to and should be read in conjunction with the consolidated financial statements, related notes thereto and other financial data included elsewhere in this annual report. The following results may not be indicative of our future operating results.


                                           2000(2)            1999             1998(1)           1997             1996(2)
                                         ---------          ---------        ---------         ---------        ---------
                                            (in thousands except percentages, per-share amounts and retail stores data)
Results of Operations
   Net Sales(3)                             369,462            298,902          211,347            98,655           39,989
   Earnings (loss) before income            (4,912)            (4,773)            8,247             3,056            1,366
   taxes
   Net earnings (loss)                      (3,091)            (3,040)            4,866             1,748              796
   Net earnings (loss) avail. to
   common stockholders                      (3,091)            (3,040)            3,867            (5,285)             628
   Basic EPS                                 (0.18)             (0.18)             0.33             (1.20)            0.13
   Diluted EPS                               (0.18)             (0.18)             0.23             (1.20)            0.06
Financial Position
   Working capital                          37,636             48,373            34,417             8,188            6,501
   Long term debt & other                   33,740             37,145               470            10,678            1,580
   liabilities
   Total assets                            228,935            221,715           164,245            87,233           32,230
   Redeemable preferred stock                   --                 --                --            43,033           13,856
   Shareholders equity                      80,344             82,882            83,755           (11,748)           1,505
Retail Stores
   Store count                                 106                 93                65                41               20
   Comparable store sales                   (1.0%)               0.8%             12.3%             11.1%            24.5%
   growth(4)
   Average selling                           6,619              6,606             6,431             6,113            4,805
   sq. ft per store(5)
   Store selling sq. ft at year end        701,628            614,343           418,025           250,622          100,897
   Average net sales                     $     520          $     559         $     567         $     583        $     651
   per selling sq. ft.(6)
-------------------------------------------------------------------------------------------------------------------------

(1) The results of operations for 1998 include the results of Michaels from the date of acquisition on March 20, 1998.

(2) 1996 and 2000 were 53-week fiscal years. For purposes of comparable store sales increase and average net sales per selling square foot, 1996 and 2000 results were calculated to correspond with 52-week fiscal years.

(3) Net sales amounts have been restated to include shipping fees in accordance with our adoption of EITF 00-10.

(4) Comparable store sales are defined as sales from stores whose gross square feet did not change by more than 20% in the previous 12 months and which have been open at least 12 full months. Stores generally become comparable in their 13th full month of operation. The comparable store percentage in 1997 includes two stores which were renovated in 1997.

(5) Average selling square footage per store is calculated by dividing total selling square footage by the number of stores open at the end of the period indicated.

(6) Average net sales per selling square foot is calculated by dividing total net sales by the weighted average selling square footage of the stores open during the period indicated.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales

        Net sales consist of the following components:



                                           % OF                              % OF                             % OF
                           2000            TOTAL             1999            TOTAL             1998           TOTAL
                        ----------       ----------       ----------       ----------       ----------      ----------
                                  (in thousands except percentages, per-share amounts and retail stores data)
Retail sales            $  345,689             93.6%      $  279,225             93.4%      $  192,541            91.1%
Direct to customer          22,779              6.2%          12,785              4.3%           3,351             1.6%
Furniture                      994              0.2%           6,892              2.3%          15,455             7.3%
                        ----------       ----------       ----------       ----------       ----------      ----------
Total net sales         $  369,462              100%      $  298,902            100.0%      $  211,347           100.0%
                        ==========       ==========       ==========       ==========       ==========      ==========


        Net sales for our company, Restoration Hardware, and our subsidiaries for the 2000 fiscal year for the 53 weeks ended February 3, 2001, increased $70.6 million, or 24%, over net sales for the 1999 fiscal year for the 52 weeks ended January 29, 2000. Net sales for 1999 increased $87.6 million, or 41%, over net sales for the 1998 fiscal year for the 52 weeks ended January 30, 1999. Net sales for 2000 included shipping fees of $5.7 million, net sales for 1999 included shipping fees of $4.0 million, and net sales for 1998 included shipping fees of $2.0 million. As of February 3, 2001, we operated 106 stores in 31 states, the District of Columbia and in Canada. Our net sales increase year to year is principally due to new store openings.

Retail Sales

                                           2000                1999               1998
                                       ------------        ------------       ------------
                                          (in thousands except percentages, per-share
                                                 amounts and retail stores data)
Retail sales                           $    345,689        $    279,225       $    192,541
Retail growth percentage                      23.8%               45.0%              95.5%
Comparable store sales growth                (1.0%)                0.8%              12.3%
Number of stores at year-end                    106                  93                 65
Average selling sq. ft. per store             6,619               6,606              6,431
Store selling sq. ft. at year-end           701,628             614,343            418,025
Average net sales per sq. ft           $        520        $        559       $        567
------------------------------------------------------------------------------------------

        Retail sales increased in 2000 and 1999 as compared to the respective prior years, primarily due to new store openings. Comparable store sales decreased 1.0% in 2000. Comparable store sales are defined as sales from stores whose gross square feet did not change by more than 20% in the previous 12 months and which have been open at least 12 full months. Stores generally become comparable in their 13th full month of operation. In any given period, the set of stores comprising comparable stores may be different from the set of the comparable stores in the previous period, depending on when stores were opened.

        Average retail selling square footage increased slightly in 2000 as compared to 1999, while average net sales per square foot decreased to $520 in 2000 from $559 in 1999. Average selling square footage per store is calculated by dividing total selling squire footage by the number of stores open at the end of the fiscal year. Average net sales per square foot is calculated by dividing total net sales by the weighted average selling square footage of stores opened during the fiscal year.

Direct to Customer

        Direct to customer sales consist of catalog and Internet sales. Net direct to customer sales in 2000 increased $10.0 million as compared to 1999. Approximately half of the increase was from sales from the website, which was launched in August 1999.

Furniture Sales

        Furniture sales consist of Michaels' sales to external customers. Over the past 3 years, we have reduced Michaels' external sales to third-party customers so as to be able to increase production capacity for Restoration Hardware.

COST OF GOODS SOLD AND OCCUPANCY

        Cost of goods sold and occupancy expenses expressed as a percentage of net sales remained flat to the prior year at 69.3% in 2000. Merchandise margin improvements in 2000 as a result of better sourcing and product flow were offset by higher occupancy costs. Cost of goods sold and occupancy expenses expressed as a percentage of net sales increased 1.5% to

69.3% in 1999 from 67.8% in 1998, principally as a result of relatively flat merchandise margins offset by increased occupancy expense.

SELLING, GENERAL AND ADMINISTRATIVE

        Selling, general and administrative expenses expressed as a percentage of net sales improved 0.8% to 30.2% in 2000 from 31.0% in 1999, primarily as a result of improved cost control throughout the organization, particularly in the retail division. Selling, general and administrative expenses expressed as a percentage of net sales increased 4.1% to 31.0% in 1999 from 26.9% in 1998. Overall, we invested significantly in developing general and administrative infrastructure during 1999 and expenses increased both in absolute dollars and as a percentage of sales over 1998.

PRE-OPENING STORE EXPENSE

        Pre-opening store expense was $1.0 million in 2000, a decrease of $1.4 million as compared to 1999. This was principally due to a decrease in the number of new store openings; whereas 13 new stores opened in 2000, 28 new stores opened in 1999. In 1999, pre-opening store expense increased to $2.4 million as compared to $2.1 million in 1998, primarily as a result of an increase in the average pre-opening expense per store. Pre-opening store expense includes all costs associated with the start-up of the store prior to opening, including recruiting, payroll, travel, supplies, occupancy related and advertising.

INTEREST EXPENSE, NET

        Interest expense, which is net of interest income and includes amortization of debt issuance costs and interest expense on borrowings under our line of credit facility, increased $4.4 million to $5.8 million in 2000 from $1.4 million in 1999. This results from both an increase in the average borrowings outstanding and an increase in the average interest rate. Our cash generated from operations was not sufficient to cover operating expenses and capital expenditures resulting in continuous borrowings under our line of credit facility during 2000. In March of 2001, our credit facility was amended to provide for a more favorable interest rate, as discussed below. In 1999, interest expense increased $0.5 million to $1.4 million.

INCOME TAXES

        Our effective tax benefit rate was 37.1% in 2000, as compared to a tax benefit rate of 36.3% in 1999 and a tax provision rate of 41.0% in 1998. These rates reflect the effect of aggregate state tax rates based on a mix of retail sales and direct to customer sales in the various states in which we have sales revenue or conduct business.

STORE CLOSURES

        Subsequent to our fiscal year-end, we signed agreements to close three under-performing stores. The closures are expected to be completed by the end of May 2001. We do not expect the closings to have a material effect on our financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

        Our main sources of liquidity and capital have been cash flows from operations, and borrowings under our credit facility. Our primary capital requirements have been for new store development, working capital and general corporate needs.

        Net cash provided by operating activities increased $15.1 million to $19.4 million in 2000 from $4.3 million in 1999. The increase resulted primarily from a decrease in purchases of merchandise inventories and increased depreciation and amortization expense, offset by reductions in cash as a result of changes in deferred lease incentives, accounts payable and other accrued expenses. In 1999, net cash provided by operating activities decreased $12.0 million to $4.3 million, from $16.3 million in 1998. This decrease resulted primarily from the decreases in net income, accounts payable, accrued expenses, income tax payable and deferred tax balances offset by increases in depreciation and amortization and increases in deferred lease incentives.

        Net cash used in investing activities decreased $23.6 million to $23.6 million in 2000 from $47.2 million in 1999, primarily due to a decrease in the number of new stores. In 2000, 13 new stores were built as compared to 28 stores in 1999. In 1999, net cash used in investing activities increased $3.0 million to $47.2 million from $44.2 million in 1998. In 1999, capital was invested in new information systems and the new Baltimore, Maryland warehouse facility. 24 new stores were built in 1998.

        Net cash provided by financing activities decreased $2.2 million to $37.1 million in 2000 from $39.3 million in 1999, principally due to reduced borrowings under our line of credit. In 2000, we were able to fund our capital expenditures primarily through cash generated from operations. In 1999, net cash provided by financing activities increased $4.2 million.

        Pursuant to our credit facility, as of February 3, 2001, we had a line of credit of up to $111.0 million with a sub-limit for letters of credit up to $10.0 million. The availability under the credit facility was limited by reference to a borrowing base calculation, based upon eligible inventory and accounts receivable. The agreement contained restrictive covenants, including minimum levels of quarterly earnings before interest, income taxes, depreciation and amortization or "EBITDA," minimum levels of debt to EBITDA, and annual capital expenditure limits. As of February 3, 2001, we were in compliance with the covenants under our credit facility and had outstanding $38.9 million in loans, which is net of debt issuance costs of $2.5 million, and $5.7 million in outstanding letters of credit. Interest was paid monthly at the bank's reference rate or LIBOR plus a margin. The credit facility expires on June 30, 2003.

        In connection with an amendment to our line of credit in September 2000, we issued a warrant for the purchase of 394,167 shares of our common stock to Goldman, Sachs & Co. and 155,833 shares of our common stock to Enhanced Retail Funding, LLC, each at $3.75 per share. The warrant expires on September 27, 2005. The fair value of the warrants was calculated using the Black-Scholes method and was estimated at $374,000. The deferred debt issuance cost reduces the carrying value of the related debt and is being amortized over the life of the debt.

        As further discussed in footnote 12 to the attached consolidated financial statements, on March 21, 2001, we announced the completion of a private placement offering of our preferred stock with aggregate gross proceeds to us of approximately $15.0 million, the appointment of Mr. Friedman as our new Chief Executive Officer and an amendment to our existing bank agreement for our line of credit. In connection with the amendment to the bank agreement, we repriced the warrant covering 200,000 of the 500,000 shares of common stock.

        While we currently believe that our cash flow from operations and funds available under our credit facility will satisfy our capital requirements for at least the next 12 months, adverse developments concerning our sales performance or the availability of credit under our credit facility due to covenant limitations or other factors could limit the overall availability of funds to us. Moreover, we may not have successfully anticipated our future capital needs and, should the need arise, additional sources of financing may not be available or, if available, may not be on terms favorable to us or our stockholders.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This annual report on Form 10-K contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include statements as to our plans to open additional stores, the anticipated performance of new stores, the impact of competition and other statements containing words such as "believes," "anticipates," "estimates," "expects," "may," "intends," and words of similar import or statements of our management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, changes in economic or business conditions in general, changes in product supply, fluctuations in comparable store sales, limitations resulting from restrictive covenants in our credit facility, failure of our management to anticipate changes in consumer trends, loss of key vendors, changes in the competitive environment in which we operate, competition for and the availability of sites for new stores, changes in our management information needs, changes in management, failure to raise additional funds when required, changes in customer needs and expectations and governmental actions. We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this annual report.

QUARTERLY RESULTS OF OPERATIONS


                                                                   2000
                                      FIRST               SECOND              THIRD               FOURTH
                                     QUARTER             QUARTER             QUARTER             QUARTER
                                   ------------------------------------------------------------------------
                                       (dollars in thousands, except percentage and per share data)
Statements of Consolidated
Operations Data:
Net sales(1)                       $     69,652        $     72,252        $     80,945        $    146,613
Gross profit                             17,472              19,005              20,408              56,654
    As a % of net sales                    25.1%               26.3%               25.2%               38.6%
Income (loss) from operations            (6,383)             (4,658)             (6,797)             18,730
Comp store net sales increase             (14.4%)               0.8%               (1.7%)               5.7%
Net income (loss) per share:
    Basic(2)                       $      (0.25)       $      (0.20)       $      (0.30)       $       0.57
    Diluted(3)                     $      (0.25)       $      (0.20)       $      (0.30)       $       0.56



                                                                     1999
                                      FIRST               SECOND              THIRD               FOURTH
                                     QUARTER             QUARTER             QUARTER             QUARTER
                                   ------------------------------------------------------------------------
                                       (dollars in thousands, except percentage and per share data)
Statements of Consolidated
Operations Data:
Net sales(1)                       $     60,795        $     54,606        $     65,550        $    117,951
Gross profit                             14,049              14,140              20,005              43,483
    As a % of net sales                    23.1%               25.9%               30.5%               36.9%
Income(loss) from operations             (4,448)             (4,168)             (2,569)              7,831
Comp store net sales increase              18.4%                1.2%               (0.2%)              (5.5%)
Net income (loss) per share:
    Basic(2)                       $      (0.16)       $      (0.15)       $      (0.10)       $       0.23
    Diluted(3)                     $      (0.16)       $      (0.15)       $      (0.10)       $       0.23
-----------------------------------------------------------------------------------------------------------


(1) Net sales amounts have been adjusted to include shipping fees in accordance with our adoption of EITF 00-10, "Accounting for Shipping and Handling Fees and Costs."

(2) Basic earnings per share is calculated for interim periods including the effect of stock options exercised in prior interim periods. Basic earnings per share for the fiscal year is calculated using weighted shares outstanding based on the date stock options were exercised. Therefore, basic earnings per share for the cumulative four quarters may not equal fiscal year basic earnings per share.

(3) Diluted earnings per share for the fiscal year and for quarters with net earnings are computed based on weighted average common stock equivalents (stock options and warrants). Net loss per share for quarters with net losses is computed based solely on weighted average common shares outstanding. Therefore, the earnings (loss) per share for each quarter do not sum up to the earnings for the full fiscal year.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risks, which include changes in interest rates and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

        The interest payable on our credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. If interest rates on existing variable rate debt rose 10% from the bank's reference rate, our results of operations and cash flows would not be materially affected. In addition, we have fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates.

        We do enter into a significant amount of purchase obligations outside of the United States which, to date, have been settled mostly in U.S. dollars and, therefore, we have only minimal exposure at present to foreign currency exchange risks. Historically, we have not hedged our currency risk and do not currently anticipate doing so in the future. However, it is possible that in the future a growing number of our purchases outside of the United States will be made in currencies other than the U.S. dollar. Consequently, fluctuations in the rates of exchange between the U.S. dollar and other currencies may subject us to foreign currency exchange risks in the future.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Restoration Hardware, Inc.
Corte Madera, California

        We have audited the accompanying consolidated balance sheets of Restoration Hardware, Inc. and its subsidiaries as of February 3, 2001 and January 29, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended February 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Restoration Hardware, Inc. and its subsidiaries as of February 3, 2001 and January 29, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP

March 23, 2001

                           RESTORATION HARDWARE, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                             FEBRUARY 3,         JANUARY 29,
                                                                 2001                2000
---------------------------------------------------------------------------------------------
ASSETS
Current assets
     Cash and cash equivalents                              $       2,610       $       4,627
     Accounts receivable                                            8,069               6,551
     Merchandise inventories                                       81,123              85,902
     Prepaid expense and other                                      7,954               6,962
                                                            -------------       -------------
           Total current assets                                    99,756             104,042
     Property and equipment, net                                  117,186             108,706
     Goodwill                                                       4,776               4,910
     Other long term assets                                         7,217               4,057
                                                            -------------       -------------
           Total Assets                                     $     228,935       $     221,715
                                                            =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                  $      43,321       $      45,375
     Current portion of deferred lease incentives                   4,575               3,777
     Revolving line of credit and short term debt                   5,730                   2
     Other current liabilities                                      8,494               6,515
                                                            -------------       -------------
           Total current liabilities                               62,120              55,669
     Long-term obligations                                            612                 344
     Long-term line of credit                                      33,128              36,801
     Long-term portion of deferred lease incentives                41,944              37,950
     Deferred rent                                                 10,787               8,069
                                                            -------------       -------------
           Total liabilities                                $     148,591       $     138,833
                                                            =============       =============
Stockholders' equity:
     Common stock, $.0001 par value, 40,000,000 shares             94,901              94,318
        authorized, 17,100,142 and 16,901,338 issued
        and outstanding, respectively
     Accumulated other comprehensive income (loss)                     (4)                 26
     Accumulated deficit                                          (14,553)            (11,462)
                                                            -------------       -------------
           Total stockholders' equity                              80,344              82,882
                                                            -------------       -------------
           Total liabilities and stockholders' equity       $     228,935       $     221,715
                                                            =============       =============


The accompanying notes are an integral part of these consolidated financial statements.

                            RESTORATION HARDWARE INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           FISCAL YEAR ENDED
                                           --------------------------------------------------
                                           FEBRUARY 3,        JANUARY 29,        JANUARY 30,
                                               2001               2000               1999
                                           ------------       ------------       ------------
Net sales                                  $    369,462       $    298,902       $    211,347
Cost of sales and occupancy                     255,923            207,225            143,369
                                           ------------       ------------       ------------
     Gross profit                               113,539             91,677             67,978
Selling, general and administrative
     expenses                                   111,632             92,628             56,749
Pre-opening store expenses                        1,015              2,403              2,064
                                           ------------       ------------       ------------
     Income (loss) from operations                  892             (3,354)             9,165
Interest expense, net                            (5,804)            (1,419)              (918)
                                           ------------       ------------       ------------
     Income (loss) before taxes                  (4,912)            (4,773)             8,247
Provision (benefit) for income taxes             (1,821)            (1,733)             3,381
                                           ------------       ------------       ------------
    Net income (loss)                            (3,091)            (3,040)             4,866
                                           ============       ============       ============


Accretion of mandatorily redeemable
     preferred stock                                 --                 --                999
                                           ------------       ------------       ------------


Income (loss) available to common
     stockholders                          $     (3,091)      $     (3,040)      $      3,867
                                           ============       ============       ============

Earnings (loss) per share:
     Basic                                 $      (0.18)      $      (0.18)      $       0.33
     Diluted                                      (0.18)             (0.18)              0.23
Weighted average shares outstanding:
     Basic                                   17,042,052         16,697,668         11,621,117
     Diluted                                 17,042,052         16,697,668         16,469,359
---------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                           RESTORATION HARDWARE, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                                    ACCUM-
                                                                    ULATED                                                TOTAL
                                                                    OTHER                               TOTAL             COMPRE-
                                     COMMON STOCK                   COMPRE-           ACCUM-            STOCK-            HENSIVE
                                                                    HENSIVE           ULATED           HOLDERS'           INCOME
                                SHARES            AMOUNT            INCOME            DEFICIT           EQUITY            (LOSS)
                              -----------       -----------       -----------       -----------       -----------       -----------
BALANCE AT
JANUARY 31, 1998                4,171,223       $       541                         $   (12,289)      $   (11,748)
Accretion of
  mandatorily
  redeemable preferred
  stock                                                                                    (999)             (999)
Issuance of common stock        2,923,755            47,595                                                47,595
Conversion of preferred
  stock to common               9,151,282            44,033                                                44,033
Foreign exchange gain                                                       8                                   8                 8
Net income                                                                                4,866             4,866             4,866
                              -----------       -----------       -----------       -----------       -----------       -----------

                                                                                                                        $     4,874
                                                                                                                        ===========

BALANCE AT
  JANUARY 30, 1999             16,246,260            92,169                 8            (8,422)           83,755
Issuance of common stock          655,078             2,149                                                 2,149
Foreign exchange gain                                                      18                                  18                18
Net loss                                                                                 (3,040)           (3,040)           (3,040)
                              -----------       -----------       -----------       -----------       -----------       -----------

                                                                                                                        $    (3,022)
                                                                                                                        ===========


BALANCE AT
  JANUARY 29, 2000             16,901,338            94,318                26           (11,462)           82,882
Issuance of common stock          198,804               583                                                   583
Foreign exchange loss                                                     (30)                                (30)              (30)
Net loss                                                                                 (3,091)           (3,091)           (3,091)
                              -----------       -----------       -----------       -----------       -----------       -----------

BALANCE AT
  FEBRUARY 3, 2001             17,100,142       $    94,901                (4)      $   (14,553)      $    80,344            (3,121)
                              ===========       ===========       ===========       ===========       ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                           RESTORATION HARDWARE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                              FISCAL YEAR ENDED
                                                                           ---------------------------------------------------------
                                                                             FEBRUARY 3,          JANUARY 29,          JANUARY 30,
                                                                                2001                 2000                 1999
                                                                           --------------       --------------       --------------
Cash flows from operating activities:
   Net income (loss)                                                       $       (3,091)      $       (3,040)      $        4,866
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                              15,915               10,788                6,477
        Deferred income taxes                                                      (3,539)              (2,976)                 214
        Changes in assets and liabilities:
            Accounts receivable                                                    (1,518)              (1,376)               1,398
            Merchandise inventories                                                 4,779              (20,504)             (22,828)
            Prepaid expenses and other assets                                        (612)              (1,720)              (4,480)
            Accounts payable and accrued expenses                                  (2,054)               5,679               14,207
            Taxes payable                                                             467               (2,307)               1,608
            Other current liabilities                                               1,512                2,164                2,217
            Deferred rent                                                           2,718                3,788                2,371
            Deferred lease incentives and other long-term liabilities               4,792               13,802               10,256
                                                                           --------------       --------------       --------------
               Net cash provided by operating activities                           19,369                4,298               16,306
Cash flows from investing activities
   Capital expenditures                                                           (23,506)             (46,620)             (38,546)
   Purchase of The Michaels Furniture Co.                                             (80)                (592)              (6,127)
   Foreign currency exchange gain (loss)                                              (30)                  18                    8
   Repay shareholder advance                                                           --                   --                  509
                                                                           --------------       --------------       --------------
   Net cash used in investing activities                                          (23,616)             (47,194)             (44,156)
Cash flows from financing activities:
   Borrowings (repayments) under revolving line of credit -- net                    1,429               37,447              (11,884)
   Borrowings (repayments) -- other debt                                              218                 (274)                (572)
   Issuance of common stock                                                           583                2,149               47,595
                                                                           --------------       --------------       --------------
        Net cash provided by financing activities                                   2,230               39,322               35,139
                                                                           --------------       --------------       --------------
        Net increase (decrease) in cash and cash equivalents                       (2,017)              (3,574)               7,289
Cash and cash equivalents:
   Beginning of period                                                              4,627                8,201                  912
                                                                           --------------       --------------       --------------
   End of period                                                           $        2,610       $        4,627       $        8,201
                                                                           ==============       ==============       ==============
Additional cash flow information:
   Cash paid during the year for interest (net of amount capitalized)      $        5,137       $        1,333       $          897
                                                                           ==============       ==============       ==============
   Cash paid during the year for taxes                                     $        1,317       $        4,145       $        1,529
                                                                           ==============       ==============       ==============

The accompanying notes are an integral part of these consolidated financial statements.

                           RESTORATION HARDWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

        Restoration Hardware, Inc. and its subsidiaries (the "Company"), a Delaware corporation, is a specialty retailer of high-quality home furnishings, decorative accessories and hardware. These products are sold through retail locations, catalogs and the Internet. At February 3, 2001 the Company operated a total of 106 retail stores in 31 states, the District of Columbia and in Canada. The Company operates on a 52 - 53 week fiscal year ending on the Saturday closest to January 31. The fiscal year ended February 3, 2001 includes 53 weeks. All other years presented include 52 weeks.

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

Prepaid Catalog Expenses

        Prepaid catalog expenses consist of the cost to produce, print and distribute catalogs. Such costs are amortized over the expected sales volume of each catalog. Typically, over 90% of the cost of a catalog is amortized in the first four months. At February 3, 2001 and January 29, 2000, the Company had $1,044,000 and $564,000, respectively, recorded as current assets.

Preopening Store Expenses

        Preopening store expenses, including store set-up and certain labor and hiring costs, are expensed as incurred.

Property and Equipment

        Furniture, fixtures and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from five to twelve years for equipment. The cost of leasehold improvements is amortized over the useful life of the asset or the applicable lease term, whichever is less. Computer hardware and software costs are included in fixtures and equipment and are amortized over estimated useful lives of three to five years. Leasehold improvements include capitalized interest of $195,000 and $390,000 as of February 3, 2001 and January 29, 2000, respectively.

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

Long-Lived Assets

        The Company's policy is to review long-lived assets and certain identifiable intangibles, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future cash flows calculated on a store by store basis. Based on the Company's reviews for the years ended February 3, 2001 and January 29, 2000, no adjustments were recognized to the carrying value of such assets.

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

Revenue Recognition

        The Company recognizes revenue at the point of sale in its retail stores and the time of shipment to a customer for its catalog and Internet sales. The Company provides an allowance for returns based on historical return rates.

Advertising Expense

        Advertising costs are expensed as incurred. For the fiscal years ended February 3, 2001, January 29, 2000, and January 30, 1999, advertising costs were $14,097,000, $10,882,000, and $4,363,000 respectively.

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

Earnings Per Share

        Statement of Financial Accounting Standards No. 128 ("SFAS 128"). Earnings Per Share, requires dual presentation of two earnings per share ("EPS") amounts, basic EPS and diluted EPS, on the face of all income statements. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if common stock options and warrants were exercised into common stock. An option or warrant is deemed to be dilutive if its exercise price is less than the average price of the Company's common stock for the period. Due to the Company's net losses, including options in EPS would reduce the loss per share, thus dilutive stock options of 395,440 and 837,053, in the fiscal years ended February 3, 2001 and January 29, 2000, respectively, were not included in the dilutive EPS calculation.

        The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations (shares in thousands):


                                                        WEIGHTED AVERAGE SHARES
                                              -------------------------------------------
                                                               EFFECT OF
                                                            DILUTIVE STOCK
                                                              OPTIONS AND
                                               BASIC EPS        WARRANTS      DILUTED EPS
                                              ------------------------------------------
Fiscal year ended January 30, 1999            11,621,117       4,848,242      16,469,359
Fiscal year ended January 29, 2000            16,697,668              --      16,697,668
Fiscal year ended February 3, 2001            17,042,052              --      17,042,052
----------------------------------------------------------------------------------------


Comprehensive Income

        Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss) (primarily foreign currency translation adjustments). The components of comprehensive income (loss) are presented in the consolidated statements of changes in stockholders' equity.

Foreign Currency Translation

        In the preparation of consolidated financial statements, the assets and liabilities of the Company and its subsidiaries which are denominated in currencies other than the US dollar are translated to US dollars at the rate of exchange in effect at the balance sheet date; income and expenses are translated at average rates of exchange prevailing during the year. The related translation adjustments are reflected in the other comprehensive income section of the consolidated statements of stockholders' equity. Foreign currency gains and losses resulting from transactions denominated in foreign currencies, including intercompany transactions, are included in operations.

New Accounting Pronouncements

        Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective February 4, 2001. The adoption of SFAS 133 will not have a significant impact on the financial position, results of operations, or cash flows of the Company.

Reclassifications

        Certain prior year amounts have been reclassified to conform with the fiscal year ended February 3, 2001 presentation.

(2)     PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (in thousands):


                                                                  FISCAL YEAR ENDED
                                                      -------------------------------------------
                                                          FEBRUARY 3, 2001      JANUARY 29, 2000
                                                      -------------------------------------------
Leasehold improvements                                      $115,527              $ 96,226
Furniture, fixtures and equipment                             38,572                34,367
Equipment under capital leases                                 1,447                 1,447
                                                            --------              --------
Total                                                        155,546               132,040
Less accumulated depreciation and amortization               (38,360)              (23,334)
                                                            --------              --------
Property and equipment, net                                 $117,186              $108,706
                                                            ========              ========

(3)     LEASES

        The Company leases certain property consisting of retail stores, corporate offices, distribution centers and equipment. Leases expire at various dates through 2018. The retail stores, distribution centers and corporate office leases generally provide that the Company assume the maintenance and all or a portion of the property tax obligations on the leased property. Most store leases also provide for minimum annual rentals, with provisions for additional rent based on a percentage of sales and for payment of certain expenses.

        The aggregate future minimum rental payments under leases in effect at February 3, 2001 are as follows (in thousands):


                                                      CAPITAL       OPERATING
YEAR ENDING                                           LEASES          LEASES          TOTAL
---------------------------------------------------------------------------------------------
2002                                                 $     150       $  39,195      $  39,345
2003                                                       136          37,855         37,991
2004                                                       113          37,646         37,759
2005                                                        --          36,435         36,435
2006                                                        --          36,123         36,123
Thereafter                                                  --         223,098        223,098
                                                     ---------       ---------      ---------
Minimum lease commitments                            $     399       $ 410,352      $ 410,751
                                                                     =========      =========
Less amount representing interest                          (61)
                                                     ---------
Present value of capital lease obligations                 338
Less current portion                                      (102)
                                                     ---------
Long-term portion                                    $     236
-------------------------------------------------------------------------------

        Minimum and contingent rental expense, which is based upon certain factors such as sales volume, under operating leases, are as follows (in thousands):


                                                    FISCAL YEAR ENDED
                               ------------------------------------------------------------------
                                 FEBRUARY 3, 2001      JANUARY 29, 2000      JANUARY 30, 1999
                               -------------------------------------------- ---------------------
Operating leases:
Minimum rental expense                $34,965               $25,316               $15,110
Contingent rental expense                 838                   621                   746
                                      -------               -------               -------
        Total                         $35,803               $25,937               $15,856
                                      =======               =======               =======


(4)     REVOLVING LINE OF CREDIT AND DEBT

        Revolving line of credit and debt consist of the following (in thousands):


                                               FEBRUARY 3, 2000            JANUARY 29, 2000
                                         --------------------------------------------------------
Revolving line of credit and
  short term debt                                  $ 5,730                       $     2
Long term line of credit                            33,128                        36,801
Long term obligations                                  612                           344
                                                   -------                       -------
        Total                                      $39,470                       $37,147
                                                   =======                       =======


        As of February 3, 2001 the Company had a line of credit of up to $111.0 million with amounts available for letters of credit up to $10 million. The availability under the credit facility was limited by reference to a borrowing base calculation, based upon eligible inventory and accounts receivable. Moreover, the amount available under the credit facility was typically much less than the $111.0 million stated maximum limit of the facility because the availability of eligible collateral for purposes of the borrowing base limitations in the credit facility usually reduced the overall credit amount otherwise available at any given time. The agreement contained restrictive covenants including minimum levels of quarterly earnings before interest, income taxes, depreciation and amortization ("EBITDA"), minimum levels of debt to EBITDA, and annual capital expenditure limits. As of February 3, 2001, the Company had outstanding $38.9 million in loans (net of debt issuance costs of $2.5 million) and $5.7 million in outstanding letters of credit. Interest was paid monthly at the bank's reference rate or LIBOR plus a margin. The agreement expires on June 30, 2003.

        In connection with an amendment of the line of credit in September of 2000, the Company issued warrants for the purchase of 550,000 shares of common stock at an exercise price of $3.75 per share. The warrants expire September 27, 2005. The fair value of the putable warrants was calculated using the Black-Scholes method and has been recorded as a long-term obligation. The deferred debt issuance cost reduces the carrying value of the related debt and is being amortized over the life of the debt.

        As further discussed in footnote 12 to the financial statements, the credit facility was amended in March of 2001 and the Company repriced the warrant covering 200,000 of the 500,000 shares of Common Stock.

(5)     INCOME TAXES

        The provision for income taxes consists of the following (in thousands):


                                                     FISCAL YEAR ENDED
                                   --------------------------------------------------------
                                    FEBRUARY 3,          JANUARY 29,          JANUARY 30,
                                       2001                 2000                 1999
                                   --------------       --------------       --------------
Current payable:
    Federal                        $        1,392       $        1,692       $        2,573
    State                                     326                  366                  598
                                   --------------       --------------       --------------
        Total current payable               1,718                2,058                3,171
                                   --------------       --------------       --------------
Deferred:
    Federal                                (2,835)              (3,106)                 223
    State                                    (704)                (685)                 (13)
                                   --------------       --------------       --------------
        Total deferred                     (3,539)              (3,791)                 210
                                   --------------       --------------       --------------
Provision for income taxes         $       (1,821)      $       (1,733)      $        3,381
                                   ==============       ==============       ==============


        The differences between the U.S. federal statutory tax rate and the Company's effective rate are as follows:


                                                     FISCAL YEAR ENDED
                                   --------------------------------------------------------
                                    FEBRUARY 3,          JANUARY 29,          JANUARY 30,
                                        2001                 2000                 1999
                                   --------------       --------------       --------------
U.S. federal statutory tax rate             (34.0)%             (34.0)%              34.0%
State income taxes (net of U.S.              (5.1)               (4.4)                4.7
    income tax benefit)
Other                                         2.0                 2.1                 2.3
                                   --------------       -------------        ------------
Effective income tax rate                   (37.1)%             (36.3)%              41.0%
                                   ==============       =============        ============


        Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):


                                                     FISCAL YEAR ENDED
                                        --------------------------------------------------
                                        FEBRUARY 3,        JANUARY 29,        JANUARY 30,
                                            2001               2000               1999
                                        ------------       ------------       ------------
Current deferred tax asset
    (liability)
    Accrued expense                     $        827       $        425       $        417
    State tax benefit                           (415)              (198)              (137)
    Inventory                                  1,059                843               (406)
    Other                                     (1,041)            (1,221)            (1,183)
                                        ------------       ------------       ------------
        Net current deferred tax
           liability                             430               (151)            (1,309)
                                        ------------       ------------       ------------
Long-term deferred tax asset
    (liability):
    Deferred lease credits                       355                966                633
    Fixed assets                               6,560              3,230                929
    Other                                        239                 --                 --
                                        ------------       ------------       ------------
        Net long-term deferred tax
           asset                               7,154              4,196              1,562
                                        ------------       ------------       ------------
Net deferred tax asset                  $      7,584       $      4,045       $        253
                                        ============       ============       ============


(6)     STOCKHOLDERS' EQUITY

        In June 1998, the Company reincorporated in Delaware and adopted a Restated Certificate of Incorporation, Amended Bylaws and a Stockholder Rights Agreement. The Restated Certificate of Incorporation authorizes the Company to issue up to 40,000,000 shares of common stock, par value $.0001 per share, and 5,000,000 shares of preferred stock, par value $.0001 per share.

Stock Based Compensation Plans

        In April 1998, the Board of Directors approved the 1998 Stock Option Plan ("1998 Plan"), which serves as the successor to all previous plans ("the Predecessor Plans.") The 1998 Plan is divided into five separate components: (i) the Discretionary Option Grant Program, (ii) the Stock Issuance Program, (iii) the Salary Investment Option Grant Program, (iv) the Automatic Option Grant Program and (v) the Director Fee Option Grant Program. The Discretionary Option Grant Program and Stock Issuance Program are administered by the Compensation Committee.

        Under the Discretionary Option Grant Program, the Plan has authorized the Board of Directors to grant options to key employees, directors, and consultants to purchase an aggregate of 3,287,662 shares of common stock. Such share reserve consists of (i) the number of shares available for issuance under the Predecessor Plans on June 19, 1998, including the shares subject to outstanding options, and (ii) an additional increase of 980,000 shares. In addition, the number of shares of Common Stock reserved for issuance under the 1998 Plan will automatically be increased on the first trading day of each calendar year, beginning in calendar year 2000, by an amount equal to the lessor of (i) three percent of the total number of shares of Common Stock outstanding on the last trading day of the preceding calendar year or (ii) 966,202 shares. On January 2, 2001 and January 3, 2000, the Company added 512,668 and 506,973 options, respectively, to the 1998 Discretionary Option Grant Program in accordance with the automatic option increase provisions. In no event, however, may any one participant in the 1998 Plan receive option grants, separately exercisable stock appreciation rights or direct stock issuances for more than 250,000 shares of Common Stock in the aggregate per calendar year.

        For all Plans, the vesting, exercise prices and other terms of the options are fixed by the Board of Directors. Options are granted at prices not less than the fair market value on the date of grant for incentive stock options and not less than 85% of the fair market value for non-statutory stock options. These options generally expire ten years from the date of grant and vest ratably over a three-year period. The options are generally exercisable upon grant but, if any options are exercised before becoming vested, the holder can not sell or vote the shares until such shares have vested. If the holder leaves the Company before the options are fully vested, the Company has the right to repurchase unvested options at the employee's original exercise price.

        A summary of the activity under the above option Plans is set forth below:


                                                                           WEIGHTED
                                                                           AVERAGE
                                                         NUMBER OF         EXERCISE
                                                           SHARES           PRICE
                                                         ==========       ==========
Outstanding and exercisable, January 31, 1998             1,638,749             3.76
    Granted (weighted average fair value of $10.97)         738,290            20.01
    Exercised                                               (46,790)           17.62
    Canceled                                                (76,248)           14.87
                                                         ----------

Outstanding and exercisable, January 30, 1999             2,254,001             8.75
    Granted (weighted average fair value of $4.98)        1,000,126             9.06
    Exercised                                              (561,337)            1.27
    Canceled                                               (282,992)           14.32
                                                         ----------

Outstanding and exercisable, January 29, 2000             2,409,798            11.00
    Granted (weighted average fair value of $2.25)        1,235,316             4.17
    Exercised                                               (78,252)            1.54
    Canceled                                               (623,902)           12.18
                                                         ----------

Outstanding and exercisable, February 3, 2001             2,942,960       $     8.06
                                                         ==========       ==========
Vested at February 3, 2001                                1,387,861
                                                         ==========
Available for future grant at February 3, 2001              677,964
                                                         ==========

        Additional information regarding options outstanding as of February 3, 2001 is as follows:


                                           WEIGHTED
                                            AVERAGE             WEIGHTED                                WEIGHTED
                                           REMAINING            AVERAGE                                  AVERAGE
    RANGE OF             NUMBER           CONTRACTUAL           EXERCISE             NUMBER             EXERCISE
EXERCISE PRICES       OUTSTANDING         LIFE (YEARS)           PRICE               VESTED              PRICE
===================================================================================================================
$ 0.66 - 1.43               463,958                4.86      $         0.95             463,958      $         0.95
$ 2.12 - 5.56             1,132,557                9.28      $         4.05             108,797      $         4.39
$ 7.67 - 11.94              804,717                7.91      $        10.34             467,831      $        10.44
$12.38 - 14.15               70,618                8.27      $        14.08              22,124      $        14.50
$19.00 - 22.00              463,819                7.47      $        19.79             319,319      $        19.77
$30.38                        7,291                7.50      $        30.38               5,832      $        30.38
                          ---------                                                   ---------
$ 0.66 - $30.38           2,942,960                7.89      $         8.06           1,387,861      $         9.09
                          =========                ====      ==============           =========      ==============


        Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), requires the disclosure of pro forma net income had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely traded, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life 54 months in all three years; stock volatility considered to be 21% in 2000, 50% in 1999 and 45 % in 1998; risk free interest rates of 4.9% in 2000, 6.5% in 1999, and 7.0% in 1998, and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net income and per share amounts would have been as follows (dollars in thousands except per share data):


                                                        FISCAL YEAR ENDED
                                           --------------------------------------------
                                           FEBRUARY 3,     JANUARY 29,     JANUARY 30,
                                               2001            2000            1999
                                           ------------    ------------    ------------
Net income (loss) available to
common stockholders                        $     (3,091)   $     (3,040)   $      3,867
As reported                                      (4,455)         (5,547)          2,818
Pro-forma
Net Income (loss) per share:
    Basic, as reported                            (0.18)          (0.18)           0.33
    Basic, pro forma                              (0.26)          (0.33)           0.24
    Diluted, as reported                          (0.18)          (0.18)           0.23
    Diluted, pro forma                     $      (0.26)   $      (0.33)   $       0.17
---------------------------------------------------------------------------------------

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

(7)     EMPLOYEE BENEFIT PLANS

        The Company has a 401(k) plan for its employees who meet certain service and age requirements. Participants may contribute up to 15% of their salaries to a maximum of $10,000 and qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. In November 1997, the Company began matching 10% of the employees' contribution up to a maximum of 4% of their base salary. The Company contributed $221,977, $56,827, and $21,828 in the years ended February 3, 2001, January 29, 2000, and January 30, 1999, respectively.

(8)     OTHER RELATED PARTY TRANSACTIONS

        The Company leases a store from the Chairman of the Board of Directors and his spouse and a partnership of which the Chairman is a partner. For the fiscal years ended February 3, 2001, January 29, 2000, and January 30, 1999, rents of $65,657, $64,222, and $54,600 were paid in the aggregate to the Chairman and the partnership, respectively.

(9)     COMMITMENTS AND CONTINGENCIES

        The Company is a party to various legal claims, actions and complaints. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

(10)    SEGMENT REPORTING

        The Company classifies its business interests into three identifiable segments: retail, direct to customer and furniture. The retail segment includes revenue and expense associated with the 106 retail locations. The direct to customer segment includes revenue and expenses associated with catalog and Internet sales. The furniture segment includes all revenue and expense associated with Michaels. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1). The Company evaluates performance and allocates resources based on income from operations which excludes unallocated corporate general and administrative costs. Certain segment information, including segment assets, asset expenditures and related depreciation expense, is not presented as all assets of the Company are commingled and are not available by segment.

        Financial information for the Company's business segments is as follows:


                                                        FISCAL YEAR ENDED
                                           --------------------------------------------
                                           FEBRUARY 3,     JANUARY 29,     JANUARY 30,
                                               2001            2000            1999
                                           ------------    ------------    ------------
Net sales
    Retail                                 $    345,688    $    279,225    $    192,541
    Direct to customer                           22,779          12,785           3,351
    Furniture                                    19,980          26,376          23,777
    Intersegment sales                          (18,985)        (19,484)         (8,322)
                                           ------------    ------------    ------------
Consolidated net sales                     $    369,462    $    298,902    $    211,347
                                           ============    ============    ============
Income from operations
    Retail                                       43,736          26,837          27,900
    Direct to customer                              347            (257)           (650)
    Furniture                                    (1,799)          2,494           2,930
    Unallocated                                 (40,454)        (29,505)        (19,626)
    Intersegment income from
    operations                                     (938)         (2,923)         (1,389)
                                           ------------    ------------    ------------
Consolidated income from operations        $        892    $     (3,354)   $      9,165
                                           ============    ============    ============


(11)    ACQUISITION OF THE MICHAELS FURNITURE COMPANY

        On March 20, 1998, the Company acquired 100% of the outstanding stock of Michaels, a privately owned manufacturer of wood furniture, from its sole shareholder and then-current President. The Michaels acquisition was accounted for under the purchase method of accounting and all acquired assets and liabilities were recorded at their estimated fair market values.

        Consideration given for the Michaels' stock consisted of an initial cash payment of $5.0 million at March 20, 1998, the date of the close. Additionally, the Company is required to pay the former owner contingent cash consideration equal to 35% of Michaels' earnings before interest, taxes, depreciation and amortization ("EBITDA") for the period from March 20, 1998 to January 30, 1999 and 25% of Michaels' EBITDA for fiscal years ending January 29, 2000 and February 3, 2001. EBITDA based payments of $80,000, $592,000 and $647,000 were paid for the years ending February 3, 2001, January 29, 2000 and January 30, 1999, respectively, to the President of Michaels.

        The Company leases the manufacturing operations buildings from Michael Vermillion, the former President. For each of the years ended February 3, 2001 and January 29, 2000, rent of $346,560 was paid to Mr. Vermillion, and from the date of acquisition through January 30, 1999, rent of $395,200 was paid to Mr. Vermillion.

(12) SUBSEQUENT EVENT -- PRIVATE PLACEMENT, APPOINTMENT OF NEW CEO AND AMENDMENT OF CREDIT FACILITY

        On March 21, 2001, the Company completed a sale of its preferred stock with aggregate proceeds to the Company of approximately $15 million, appointed Mr. Friedman as the Company's new Chief Executive Officer and amended the bank agreement for its line of credit. In addition, the Company sold Mr. Friedman 571,429 shares of Common Stock at a price per share of $1.75 and Mr. Friedman exercised his option to purchase 1,200,000 shares of common stock at a price of $1.75 per share for an aggregate sales price of approximately $3,100,000.

CONVERTIBLE PREFERRED STOCK SERIES A AND REDEEMABLE PREFERRED STOCK SERIES B

        The Second Amended and Restated Certificate of Incorporation of the Company (the "Amended Certificate") authorizes 5,000,000 shares of preferred stock (the "Preferred Stock"). In connection with the private placement transaction in March 2001, the Board of Directors designated, by resolution, 28,037 shares of the undesignated Preferred Stock as Series A Preferred Stock ("Series A") and 21,217 shares of the undesignated Preferred Stock as Series B Preferred Stock ("Series B"). Each has a par value of $.0001 per share.

        The Company entered into an Amended and Restated Series A and B Preferred Stock Purchase Agreement (the "Preferred Stock Purchase Agreement") dated as of March 21, 2001 with several investors, including Mr. Friedman who purchased 455 shares of the Series A and 545 shares of the Series B. Pursuant to the terms of the Preferred Stock Purchase Agreement, the Company received approximately $15 million in consideration for the sale of 6,820 shares of Series A and 8,180 shares of Series B, for $1,000 per share. The proceeds from the equity financing will be used to repay existing indebtedness and for general corporate purposes.

CONVERTIBLE PREFERRED STOCK SERIES A ("SERIES A")

Convertibility

        The Series A is immediately convertible at the option of the holder into shares of the Company's common stock ("Common Stock"). The initial conversion formula is equal to the original issue price ($1,000) divided by $2.00 per share. Therefore, each share of Series A is initially convertible into 500 shares of Common Stock. The conversion price of the Series A is subject to certain adjustments for future dilutive events. The Series A, is not, however, convertible into more than 3,410,000 shares of Common Stock without the prior approval of the Company's stockholders. The Company may require conversion of the Series A, in whole or in part, by sending written notice of the conversion to holders of Series A at any time after March 22, 2004 if the average closing price per share of the Common Stock for the 20 trading days ending 3 business days preceding the date that the request is sent exceeds three times the then-current conversion price of the Series A. Upon the Company's notice of conversion, holders of Series A shall be deemed to have demanded registration of their shares of Series A. If such holders subsequently choose not to include their shares in the registration statement, they may request redemption of their shares of Series A, in which case the Company must redeem the shares of Series A in accordance with the terms of the Certificate of Designation of the Series A and Series B (the "Certificate of Designation"). Any such redemption would be for a redemption price of $1,000 plus all accrued and unpaid dividends. If the holders do not participate in the registration, but also do not request redemption, their shares will automatically convert into Common Stock.

Redemption

        The Company may redeem the Series A, in whole or part, at any time after March 22, 2006, on at least 30 days prior written notice requesting redemption, at a redemption price per share equal to the greater of (a) the average of the closing price per share of the Common Stock for 20 trading days ending three business days prior to the date that the written request is sent, or (b) $1,000 per share plus all accrued and unpaid dividends.

Dividends

        If the Board of Directors declares a dividend, each share of Series A is entitled to dividends at the rate of $100 per share per annum. Such dividends are cumulative and deemed to have accrued from the original date of issuance of the Series A for purposes of the exercise of the Company's mandatory redemption rights and the redemption rights of the holders of Series A in connection with the Company's mandatory conversion rights described above and in the Certificate of Designation and the determining of the liquidation preferences of the holders of the Series A. Such dividends shall not be deemed to be cumulative and shall not be deemed to have so accrued upon any conversion of the Series A into Common Stock. Except for dividends payable to holders of the Series B, the Company shall not pay or declare any dividend on any Common Stock or any of its other securities that are junior to the Series A during any fiscal year unless and until full dividends on the Series A are declared and paid for such fiscal year.

Voting

        Holders of the Series A generally have the right to one vote for each share of Common Stock into which such Series A is convertible. Subject to the terms of the Preferred Stock Purchase Agreement and the Certificate of Designation, the holders of the Series A are entitled to elect two designees to the Board of Directors. At least one of the designees shall also be represented on all committees of the Board of Directors. In addition, the holders of Series A vote separately as a class in certain circumstances, including, without limitation, amendments to the Company's Amended Certificate, creation or issuance by the Company of any new class of securities having a preference senior to or on parity with the Series A, declaration or payment by the Company of any dividends or other distributions on the Common Stock, or the Company entering into certain transactions involving a merger, consolidation, or sale of all or substantially all of its assets.

Liquidation Preference

        If the Company were dissolved or liquidated, voluntarily or involuntarily, the holders of the Series A would be entitled to receive, prior and in preference to any distribution of the Company's assets to the holders of any of its other equity securities, other than the Series B, an amount equal to the greater of: (a) $1,000 per share (as adjusted for any stock splits, stock dividends and recapitalizations) plus accrued and unpaid dividends; or (b) the amount which such holder of the Series A would have received assuming all shares of Series A had been converted into Common Stock at the then applicable conversion rate immediately prior to any such dissolution or liquidation. Subject to the preferential rights of the holders of Series B, if the Company has insufficient assets and funds to distribute to the holders of Series A their full liquidation preference, then all of its assets and funds legally available for distribution shall be distributed pro rata among the holders of the Series A in proportion to the preferential amount each such holder is entitled to receive.

        In addition, certain events, including, without limitation, a sale of all or substantially all of the Company's assets, or a change of control of the Company, may be designated by holders of Series A as a liquidation or dissolution, in which case, the above-described mechanisms for distribution of the Company's assets are applicable.

REDEEMABLE PREFERRED STOCK SERIES B ("SERIES B")

Convertibility

        The Series B is not convertible into Common Stock. The Series B shall be automatically converted on a one-for-one basis into Series A at such time as a majority of the Company's stockholders approve the conversion. Upon stockholder approval, such conversion shall be deemed to have taken place on the original date of issuance of the Series A.

Redemption

        The Company shall redeem all outstanding Series B on June 30, 2006. At any time and from time to time after March 22, 2004, the holders of the Series B may require the Company to redeem, at such holder's option, some or all of their shares of Series B. At any time and from time to time after March 22, 2004, the Company may redeem, at its option, some or all of the outstanding shares of Series B. The redemption price shall be $1,000 per share plus all accrued and unpaid dividends.

Dividends

        The holders of Series B shall be entitled to receive a cumulative dividend of $200 per share per annum unless the Company's stockholders approve the conversion feature of the Series B into Series A by August 31, 2001. The right to receive these dividends will accrue to holders of Series B even if the Company fails to declare or pay dividends for the Series B for any prior year. The dividend is payable in cash or, if the Company's lenders do not approve a cash dividend, in additional shares of Series B. The dividend accrues from the date of issuance of the Series B and is first payable commencing on September 15, 2001. The payment of dividends on the Series B shall be payable in preference and priority to any payment of any dividend on the Common Stock, the Series A and any of the Company's other equity securities. The Company shall not declare or pay a dividend or any other distribution in any fiscal year on any of its other equity securities, and it shall not purchase, redeem or otherwise acquire any of its other equity securities, unless and until full dividends on the Series B shall have been declared and paid for such fiscal year.

Voting

        Except for the rights to vote as a single class to approve certain actions as specifically provided in the Certificate of Designation, the holders of Series B do not have any voting rights.

Liquidation Preference

        If the Company were dissolved or liquidated, voluntarily or involuntarily, the holders of Series B shall be entitled to receive, prior and in preference to any distribution of the Company's assets to the holders of Common Stock or Series A, an amount per share equal to $1,000 (as adjusted for any stock splits, stock dividends and recapitalizations) plus accrued and unpaid dividends. If the Company has insufficient assets and funds to distribute to the holders of Series B their full liquidation preference, then all of its assets and funds legally available for distribution shall be distributed pro rata among the holders of the Series B in proportion to the preferential amount each such holder is entitled to receive.

        In addition, certain events, including, without limitation, a sale of all or substantially all of the Company's assets, or a change of control of the Company, may be designated by holders of Series B as a liquidation or dissolution, in which case, the above-described mechanisms for distribution of the Company's assets are applicable.

STOCK OPTION GRANT AND COMMON STOCK PURCHASE

        As a condition to the completion of the private placement transactions in March 2001, Mr. Friedman was named as the Company's new Chief Executive Officer on March 21, 2001. The Company entered into a stock purchase agreement with Mr. Friedman, and, upon commencement of his employment, Mr. Friedman purchased 571,429 shares of Common Stock at $1.75 per share for a total purchase price of approximately $1 million. The difference between the fair market value of $2.1875 per share on the closing date of the private placement transaction and the purchase price of $1.75 per share results in a $250,000 charge that will be expensed as compensation on the closing date.

        Additionally, the Company granted Mr. Friedman an option to purchase 1,200,000 shares of Common Stock at $1.75 per share which he subsequently exercised. The terms of the option allow the Company to repurchase shares not fully vested at the time Mr. Friedman ceases, for any reason, to be an employee of the Company. The 1,200,000 shares vest and are no longer subject to the Company's repurchase option at the rate of 33 1/3% upon completion of each year he is employed by the Company. The difference between the fair market value of $2.1875 per share on the closing date of the private placement transaction and the purchase price of $1.75 results in a $525,000 charge that will be expensed as compensation over the option's thirty-six month vesting period. Furthermore, the Company granted Mr. Friedman an option to purchase 200,000 shares of Common Stock at $6.00 per share. The 200,000 shares vest at the rate of 33-1/3% upon completion of each year he is employed with the Company.

        The aggregate purchase price for Mr. Friedman's purchase of the Common Stock was approximately $3,100,000, of which approximately $1,050,000 was paid in cash by Mr. Friedman and $2,050,000 was paid by Mr. Friedman in the form of a note, dated March 22, 2001, evidencing a loan from the Company to Mr. Friedman. Pursuant to the terms of the note, the interest rate on the outstanding principal amount of the loan in the original principal amount of $2,050,000 is 8.5% per annum, which interest is payable on the first, second and third anniversaries of the date of this note. The principal is due on March 22, 2004 but the due date may be accelerated due to a number of factors, including, Mr. Friedman's failure to make payments due under the note, expiration of the six-months period following the date Mr. Friedman ceases to be in the Company's employment as a result of termination for cause, or 90 days after the closing of an acquisition of the Company. The loan is a full recourse loan and is secured by shares of the common stock and preferred stock purchased by Mr. Friedman.

NET PROCEEDS

        The cash proceeds received from the sale of Series A and Series B in the private placement transactions in March 2001 and the sale of Common Stock to Mr. Friedman were approximately $16.05 million. Expenses incurred in connection with the private place transactions were approximately $1.3 million, resulting in net proceeds to the Company of approximately $14.75 million.

AMENDMENT OF THE CREDIT FACILITY

        On March 21, 2001, the Company amended its existing credit facility. The amendment reduced the overall commitment under the line of credit from $111 million to $89 million, increased the amounts available for letters of credit from $10 million to $20 million and eliminated the minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") requirement. Additionally, the borrowing base calculation was modified to provide the Company with more liquidity due to the pledge of additional collateral, and the interest rate was reduced by 25 basis points, with possible additional reductions based on achievement of future EBITDA. The amended credit facility contains minimum availability requirements based on seasonality.

        In September 2000, as part of an amendment to the then-existing credit facility, warrants to purchase 550,000 shares of Common Stock were issued to the lenders. At the time of the grant, the fair market value of the Common Stock exceeded the exercise price of the warrants. In connection with the amendment to the credit facility in March 2001, the Company repriced the warrant covering 200,000 of the 500,000 shares of Common Stock from $3.75 to $2.00 per share. All other provisions of the credit facility remained substantially unchanged.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


        None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth information regarding our executive officers and directors as of the fiscal year ended February 3, 2001, as well as information about our new Chief Executive Officer who was hired and appointed to the board after the fiscal year end, two other directors who were appointed to the board after the fiscal year-end in connection with the private financing discussed in "Item 1 -- Subsequent Events" and persons nominated by our board of directors to serve as members of the board. Please reference "Item 1 -- Subsequent Events" for additional information on management changes that occurred after the fiscal year ended February 3, 2001.


              NAME                    AGE                          POSITION
------------------------------------------------------------------------------------------------
Stephen J. Gordon(4)(5)                50      Chairman of the Board of Directors, Former
                                               Chief Executive Officer and Director Nominee

Gary G. Friedman(9)(10)                43      Chief Executive Officer, Director and Director
                                               Nominee

Thomas Christopher(3)                  53      Former President, Former Chief Operating
                                               Officer, Former Assistant Secretary and Former
                                               Director

Walter J. Parks                        42      Executive Vice President, Chief Financial
                                               Officer, Secretary and Chief Administrative
                                               Officer

Cornelia S. Hunter                     53      Former Executive Vice President, Merchandise

Damon H. Ball(1)(3)(4)(6)              43      Director

Robert B. Camp(1)(3)                   57      Director

Raymond C. Hemmig(1)(2)(3)(6)          51      Director

Glenn J. Krevlin(7)(9)                 41      Director

Marshall B. Payne(2)(6)                44      Director

Ann Rhoades(11)                        56      Former Director

Mark J. Schwartz(7)(8)(9)              43      Director
------------------------------------------------------------------------------------------------

        (1)     Member of the audit committee as of and after February 3, 2001

        (2)     Member of the compensation committee as of and after February 3,
                2001

        (3) Member of the real estate committee as of February 3, 2001, the committee has since dissolved

        (4)     Member of the nominating committee as of and after February 3,
                2001

        (5) Member of the stock option plan secondary committee as of and after February 3, 2001

        (6) Member of the finance committee as of February 3, 2001, the committee has since dissolved

        (7)     Member of the audit committee after February 3, 2001

        (8)     Member of the compensation committee after February 3, 2001

        (9)     Member of the nominating committee after February 3, 2001

       (10) Member of the stock option plan secondary committee after February 3, 2001

       (11) Member of the compensation and nominating committees until March 22, 2001

        Stephen J. Gordon founded the company in 1980 and is currently the Chairman of our board of directors. Until the recruitment of a professional management team in 1994 and 1995, Mr. Gordon actively managed all aspects of the business, including acting as both our President and Chief Executive Officer from June 1987 to August 1998 and continued as our Chief Executive Officer from August 1998 until March 2001.

        Gary G. Friedman joined as our Chief Executive Officer in March 2001. He was appointed by our board as a director at the same time. Prior to joining us, Mr. Friedman was with Williams-Sonoma for 12 years, where he served in various capacities, including most recently as President and Chief Operating Officer from May 2000 to March 2001, and as Chief Merchandising Officer and President of Retail Stores from 1995 to 2000.

        Thomas Christopher joined us in June 1994 as Executive Vice President, Chief Operating Officer and director and became our President in August 1998. He continued as our President, Chief Operating Officer, Assistant Secretary and a director until March 2001. Prior to joining us, Mr. Christopher was with Barnes & Noble, Inc. for five years where he served in various capacities, including Chief Executive Officer of Bookstop Inc. and President of Barnes & Noble Superstores. Previously, Mr. Christopher worked for 19 years at Pier 1 Imports, a national chain of home furnishing retail stores, where he served in a variety of capacities, including Executive Vice President of Operations. The circumstances of Mr. Christopher's departure from the company is discussed further under "Item 11 -- Employment Contracts, Termination of Employment and Change of Control Arrangements."

        Walter J. Parks joined us in September 1999 as our Executive Vice President and Chief Administrative Officer. In addition to his duties as Chief Administrative Officer, Mr. Parks assumed the position of our Chief Financial Officer in March 2000. Mr. Parks has also served as our Secretary since March 2001. Prior to joining us, Mr. Parks was with Ann Taylor for 11 years where he served in a variety of capacities, including as Chief Financial Officer and Treasurer from March 1997 to April 1999 and as Senior Vice President of Finance from 1995 to March 1997.

        Cornelia S. Hunter was our Executive Vice President, Merchandise until the termination of her employment with us effective April 6, 2001. Prior to joining us, Ms. Hunter was a principal at the consulting firm of Hunter & Associates from January 1998 to November 1999. She was the Vice President, Merchandise, at Eddie Bauer Inc. from April 1990 to January 1998.

        Damon H. Ball has served as one of our directors since May 1997. Since May 1999, Mr. Ball has served as the President of Sextant Capital Advisors, LLC, a venture fund and financial advisory company formed by Mr. Ball. Previously, Mr. Ball was with Desai Capital

Management Incorporated for nine years where he served as a Senior Vice President from 1993 to 1999, and as a Vice President prior to such time.

        Robert B. Camp has served as one of our directors since June 1994. He has served as the Chairman and Chief Executive Officer of Kitchen Etc., Inc. since July 1999. Mr. Camp also owns and operates Hero's Welcome Inc., a general store and mail order operation, which he and his wife founded in 1993. He is the former Chief Executive Officer of Pier 1, Inc. and was associated with that company from 1967 to 1985. In 1971, Mr. Camp co-founded Import Bazaar Ltd., a Canadian-based import business, which was subsequently sold to Pier 1. In 1986, he founded Simpson and Fisher Companies, Inc., a specialty retail holding company.

        Raymond C. Hemmig has served as one of our directors since June 1994. He has served as the Chairman of Ace Cash Express, Inc., a chain of retail financial services stores, since October 1988 and the Chairman, Chief Executive Officer and General Partner of Retail & Restaurant Growth Capital, L.P., a private investment partnership, since 1995. Mr. Hemmig served as the Chief Executive Officer of ACE from 1988 to 1994. Previously, Mr. Hemmig was a foodservice, retail and franchise industries consultant from 1985 to 1988. He served as an Executive Vice President of Grandy's Inc., a subsidiary of Saga Corp., from 1983 to 1985, and was a Vice President and the Chief Operating Officer of Grandy's Country Cookin', the predecessor restaurant company, from 1980 to 1983. He also worked with Hickory Farms of Ohio, Inc. from 1973 to 1980 in various operational and executive positions. He is a director on the boards of several private companies.

        Glenn J. Krevlin was appointed by our board of directors to serve as a member of the board in March 2001. Mr. Krevlin has served as a General Partner at Glenhill Capital LP, an investment partnership, since January 2000. Previously, he was a General Partner at Cumberland Associates LLC, an investment limited liability company, from 1994 to December 2000.

        Marshall B. Payne has served as one of our directors since June 1994. He has been with Cardinal Investment Company, Inc., an investment company, since 1983 and currently serves as a Vice President. Mr. Payne also serves on the boards of several public companies, including, Ace Cash Express, Inc., a chain of retail financial services stores, Texas Capital Bancshares, a holding company for Texas Capital Bank, and Leslie Building Products, Inc., a building products manufacturer.

        Ann Rhoades served as one of our directors from August 1999 to March 2001. Since January 1999, Ms. Rhoades has served as the President of People Ink, a consulting company. Since March 1999, she has been an Executive Vice President of JetBlue Airways, a private airline company. From January 1995 to March 1999, Ms. Rhoades was an Executive Vice President for Promus/Doubletree Hotels. From July 1989 to January 1995, she was a Vice President for Southwest Airlines.

        Mark J. Schwartz was appointed by our board of directors to serve as a member of the board in March 2001. Mr. Schwartz has served as the President and Chief Executive Officer of Palladin Capital Group, Inc., a New York-based merchant banking firm, since August 1997. He also served as the Chairman and Chief Executive Officer of Nine West Group, Inc. from June 1999 to February

2000. From April 1994 to July 1997, Mr. Schwartz was a member of Rosecliff, Inc., a New York-based merchant banking firm, most recently as the President. Mr. Schwartz also serves on the boards of several private companies, including MarketMax, Inc., a leading provider of collaborative planning and optimization software for retailers and suppliers, and Balance Pharmaceuticals, Inc., a bio-pharmaceutical company developing therapeutics relating to oncology and women's health.

CLASSIFIED BOARD

        Our board is currently composed of the following classes of directors:

       CLASS         EXPIRATION      MEMBER
       ----------------------------------------------------------------------------------
       Class III     2001            Stephen J. Gordon and Gary G. Friedman

       Class II      2002            Damon H. Ball, Raymond C. Hemmig and Glenn J.
                                     Krevlin

       Class I       2003            Robert B. Camp, Marshall B. Payne and Mark J. Schwartz
       ----------------------------------------------------------------------------------

        In connection with our Series A and B preferred stock financing in March 2001, we hired Mr. Friedman as our new Chief Executive Officer and our board of directors appointed Mr. Friedman as a Class III director to our board. Mr. Friedman filled a vacancy on our board created by the resignation of Thomas Christopher just prior to the effective date of the board's appointment of Mr. Friedman. Mr. Friedman's term as a Class III director expires at this year's annual meeting of stockholders. He is standing for re-election at this annual meeting.

        In addition, in connection with the issuance of the Series A preferred stock, the holders of Series A preferred stock may elect up to two directors to our board of directors. Accordingly, the holders of Series A preferred stock nominated, and our board then appointed, Glenn J. Krevlin and Mark J. Schwartz to the board of directors. Mr. Krevlin filled a newly-created directorship on our board. Mr. Schwartz filled a vacancy on our board created by the resignation of Ann Rhoades on March 22, 2001. The terms of Mr. Krevlin and Mr. Schwartz as directors on our board will expire at our annual meeting of stockholders in 2002 and 2003, respectively. Provided that the holders of the Series A preferred stock remain entitled to elect such Series A director(s), each Series A director will be up for election upon the expiration of their respective terms.

        At each annual meeting of stockholders, directors will be elected by a plurality of votes represented and voted at the annual meeting to succeed those directors whose terms are expiring. In addition, our bylaws provide that the authorized number of directors may be changed only by resolution of the board of directors. The number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of directors. This classification of the board of directors may have the effect of delaying or preventing changes in control of our company.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

        The members of our board of directors, our executive officers and persons who hold more than 10% of a registered class of our equity securities are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership and changes in ownership of our common stock and other equity securities. To our knowledge, based upon (i) copies of Section 16(a) reports which we received from such persons for their transactions relating to our common stock and other equity securities during the fiscal year ended February 3, 2001 and their common stock holdings, and (ii) written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the fiscal year ended February 3, 2001, we believe that all reporting requirements under Section 16(a) for the fiscal year ended February 3, 2001 were met in a timely manner by our directors, executive officers and greater than 10% beneficial owners except as set forth below:


                                                                          NUMBER OF TRANSACTIONS
                                                     NUMBER OF               NOT REPORTED ON A
                                                   LATE FILINGS                TIMELY BASIS
-------------------------------------------------------------------------------------------------
        Robert B. Camp                                   2                        1
        Raymond C. Hemmig                                2                        1
-------------------------------------------------------------------------------------------------

ITEM 11.   EXECUTIVE COMPENSATION AND OTHER INFORMATION

        The following table provides summary information concerning the compensation earned by our Chief Executive Officer and each of our three other most highly compensated executive officers whose salary and bonus for the fiscal year ended February 3, 2001 were in excess of $100,000, for their services to the company and our subsidiaries, for the fiscal years ended February 3, 2001, January 29, 2000, and January 30, 1999. No executive officer who would have otherwise been included in the following table on the basis of salary and bonus earned for the fiscal year ended February 3, 2001 has been excluded by reason of his or her termination of employment or change in executive status during the fiscal year end. The executive officers listed below are referred to as the "Named Executive Officers."

                           SUMMARY COMPENSATION TABLE



                                                                                                LONG-TERM
                                                                                              COMPENSATION
                                                                                              AWARDS NUMBER
                                                                                  OTHER       OF SECURITIES
                                                                                  ANNUAL        UNDERLYING
                                                    SALARY          BONUS      COMPENSATION       OPTIONS         ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR            ($)            ($)          ($)(1)           (#)(2)       COMPENSATION(3)
--------------------------------------------------------------------------------------------------------------------------------
Stephen J. Gordon                        2000      $ 275,000             --      $  11,400                 --      $       2,010
  Chairman of the Board and              1999        272,115             --         11,400                 --                808
  former Chief Executive
  Officer                                1998        250,000        125,000         11,400             67,900                810
--------------------------------------------------------------------------------------------------------------------------------

Thomas Christopher                       2000      $ 220,000             --      $  11,400                 --      $       2,242
  Former President, Former
  Chief Operating Officer, Former        1999        221,414             --         11,400                 --                804
  Assistant Secretary and                1998        200,000         80,000         11,400             58,100                558
  Former Director
--------------------------------------------------------------------------------------------------------------------------------

Walter J. Parks                          2000      $ 250,000             --      $ 121,176             15,000      $       1,875
  Executive Vice President,
  Chief Financial Officer,
  Secretary and Chief                    1999         71,154         50,000          5,963            120,000                 --
  Administrative Officer                 1998             --             --             --                 --                 --
--------------------------------------------------------------------------------------------------------------------------------

Cornelia S. Hunter                       2000      $ 225,000             --             --              5,000      $       1,688
  Former Executive Vice
  President,                             1999         17,308        125,000         29,000             80,000                 --
  Merchandise                            1998             --             --             --                 --                 --
--------------------------------------------------------------------------------------------------------------------------------


(1) "Other Annual Compensation" includes: (i) for each of fiscal years 2000, 1999 and 1998, car allowances provided to Messrs. Gordon and Christopher, (ii) for fiscal 1999, compensation paid to Ms. Hunter prior to her employment with us as an outside consultant, and (iii) for each of fiscal years 2000 and 1999, relocation expenses paid on behalf of Mr. Parks.

(2) The options listed in the table were granted under our 1995 and 1998 stock option plans. See "Item 11 -- Aggregate Option/SAR Exercises and Fiscal Year-End Values" for a description of the terms of these options.

(3) "All Other Compensation" represents contributions made by us to our 401(k) plan, which was implemented in November 1997, on behalf of the executive officers.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

        The following table contains information concerning the stock options granted to the Named Executive Officers during the fiscal year ended February 3, 2001. All grants were made under our 1998 stock incentive plan. No stock appreciation rights were granted to the Named Executive Officers during such fiscal year.

        NAME





                                                                                                           POTENTIAL
                                           INDIVIDUAL GRANTS                                               REALIZABLE
                        -----------------------------------------------------                           VALUE AT ASSUMED
                         NUMBER OF         PERCENTAGE OF                                                 ANNUAL RATES OF
                         SECURITIES        TOTAL OPTIONS                                                   STOCK PRICE
                         UNDERLYING          GRANTED                                                    APPRECIATION FOR
                          OPTIONS         TO EMPLOYEES IN          EXERCISE         EXPIRATION           OPTION TERM (3)
                         GRANTED (1)        FISCAL YEAR             PRICE(2)           DATE              5%             10%
------------------------------------------------------------------------------------------------------------------------------
Stephen J. Gordon                 --                   --%         $       --               --       $       --      $      --
Thomas Christopher                --                   --%         $       --               --       $       --      $      --
Walter J. Parks               15,000                  1.2%         $   2.9375         10/30/10       $      981      $  27,661
Cornelia S. Hunter             5,000                  0.4%         $   2.9375         10/30/10       $      327      $   9,220
------------------------------------------------------------------------------------------------------------------------------


(1) The options become exercisable in three equal annual installments upon the optionee's completion of each of the three years of service with us after the grant date. The options have a maximum term of ten years measured from the grant date, subject to earlier termination following the optionee's cessation of service with us. The shares subject to each option will vest in full in the event we are acquired by merger or asset sale, unless the options are assumed by the successor corporation.

(2) The exercise price may be paid in cash or in shares of common stock valued at fair market value on the exercise date. Alternatively, the option may be exercised through a cashless exercise procedure pursuant to which the optionee provides irrevocable instructions to a brokerage firm to sell the purchased shares and to remit to us, out of the sale proceeds, an amount equal to the exercise price plus all applicable withholding taxes. Our compensation committee may also assist an optionee in the exercise of an option by (i) authorizing a loan from us in a principal amount not to exceed the aggregate exercise price plus any tax liability incurred in connection with the exercise, or (ii) permitting the optionee to pay the option price in installments over a period of time upon terms established by our compensation committee.

(3) We provide no assurance to any executive officer or other holders of our securities that the actual stock appreciation over the ten year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of our common stock appreciates over the option term, no value will be realized from the options granted to the Named Executive Officers.

AGGREGATED OPTION\SAR EXERCISES AND FISCAL YEAR-END VALUES

        The following table sets forth information, with respect to the Named Executive Officers, concerning the exercise of options during the fiscal year ended February 3, 2001 and the unexercised options held by them at such fiscal year end. No stock appreciation rights were exercised by any Named Executive Officer during the fiscal year ended February 3, 2001, and no stock appreciation rights were outstanding at such fiscal year end.





                                                                    NUMBER OF SECURITIES
                                                                           UNDERLYING                   VALUE OF UNEXERCISED
                                                                     UNEXERCISED OPTIONS AT            IN-THE-MONEY OPTIONS AT
                                                                       FISCAL YEAR-END (#)             FISCAL YEAR-END ($) (3)
                             SHARES            VALUE           --------------------------------             OPTION TERM (3)
                          ACQUIRED ON         REALIZED          EXERCISABLE                         -------------------------------
                          EXERCISE (#)           (1)                (2)           UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
                          -------------     -------------      -------------      -------------     -------------     -------------
Stephen J. Gordon                    --                --            283,262             22,638     $     194,698                --
Thomas Christopher                                                   119,233             19,367            21,725                --
Walter J. Parks                      --                --             39,995             95,005                --                --
Cornelia S. Hunter                   --                --             26,663             58,337                --                --
-----------------------------------------------------------------------------------------------------------------------------------

(1) Based upon the market price of the purchased shares on the exercise date less the option price paid for those shares.

(2) A number of the shares subject to options held by the Named Executive Officers are immediately exercisable, but the shares purchasable under such options are subject to repurchase by us, at the exercise price paid per share, upon the optionee's cessation of service with us prior to full vesting of the shares. The table includes under the column titled "Exercisable" the shares subject to options that have vested and under the column titled "Unexercisable" the shares subject to options that remain unvested.

(3) Based upon the fair market value of our common stock as of February 2, 2001 ($1.84 per share), less the option exercise price payable for those shares.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL AGREEMENTS

        We do not presently have employment contracts in effect with any of our executive officers, and their employment may be terminated at any time at the discretion of our board of directors.

Mr. Gordon's Severance Agreement

        We entered into a severance agreement with Mr. Gordon effective as of March 21, 2001, whereby we agreed to provide Mr. Gordon with a number of benefits should his employment with us terminate.

     - If Mr. Gordon's employment with us is terminated by us for cause, or due to his disability, death or retirement, or by Mr. Gordon, he is entitled to accrued salary and vacation pay through the termination date.

     - If Mr. Gordon's employment with us is terminated by us other than for cause, death or disability before the second anniversary of the date of the agreement, he is entitled to (a) all accrued salary and vacation pay through the termination date, (b) continuation of his base salary at the time of termination for 24 months, and (c) continuation of his medical benefit coverage until the later of the date he becomes entitled to medical benefits from another employer or 24 months, at his expense at the same rate that would have applied had he remained an officer of our company.

     - If Mr. Gordon's employment is terminated by us other than for cause, death or disability on or after the second anniversary of the date of the agreement, he is entitled to (a) all accrued salary and vacation pay through the termination date, (b) continuation of his base salary at the time of termination until the later of the fourth anniversary of the date of the agreement or one year after the termination date, and (c) continuation of his medical benefits until the later of the date he becomes entitled to medical benefits from another employer or the end of the period of his base salary continuation, at his expense at the same rate that would have applied had he remained an officer of our company.

        Further, Mr. Gordon agrees not to solicit, directly or indirectly, any of our employees or assist a competitor or other employer in taking such action during his period of employment with us and for twelve months following termination of his employment.

Mr. Friedman's Employment Arrangement

         In connection with the hiring of Mr. Friedman as our new Chief Executive Officer, we agreed upon the terms and conditions of his employment in an offer letter dated March 15, 2001. Mr. Friedman's offer letter provides for an initial annual salary of $400,000 and eligibility for annual bonus compensation, targeted at 100% of his annual salary, with the amount actually payable based on the level of achievement of performance goals mutually agreed to by Mr. Friedman and our board of directors or our compensation committee. Mr. Friedman is eligible for other benefits, including group health benefits, participation in our 401(k) plan, a car allowance of $950 per month and extra contribution to disability insurance coverage. In addition, as part of Mr. Friedman's compensation package, we sold Mr. Friedman 571,429 shares of common stock at $1.75 per share and Mr. Friedman exercised his option to purchase 1.2 million shares of common stock at $1.75 per share for an aggregate sales price of approximately $3.1 million. Mr. Friedman also purchased 455 shares of the Series A preferred stock and 545 shares of the Series B preferred stock for an aggregate purchase price of $1.0 million in our Series A and B preferred stock financing which occurred in connection with, and was in fact conditioned upon, the hiring of Mr. Friedman as our new Chief Executive Officer. We also granted Mr. Friedman an option to purchase 200,000 shares of our common stock at an exercise price of $6.00 per share. In connection with the sale of preferred and common stock to Mr. Friedman, we also made a loan to Mr. Friedman in the amount of $2.05 million. All of the loan proceeds were used by Mr. Friedman to purchase a portion of this stock. The loan is a full recourse loan and secured by shares of the common stock and preferred stock purchased by Mr. Friedman. Mr. Friedman's employment is at will and may be terminated by either party at any time, with or without cause, but is subject to the terms of the compensation and severance agreement discussed below.

Mr. Friedman's Compensation and Severance Agreement

        In order to retain the services of Mr. Friedman, we also entered into a compensation and severance agreement with Mr. Friedman effective as of March 21, 2001, whereby we agreed to provide Mr. Friedman with a number of benefits should his employment with us terminate.

     - If Mr. Friedman's employment with us is terminated by us for cause, or due to his disability, death or retirement, or by Mr. Friedman other than for good reason, as specified in the agreement, he is entitled to accrued salary and vacation pay through the termination date.

     - If Mr. Friedman's employment with us terminates within 18 months of a change of control of our company (other than as specified in the preceding sentence), he is entitled to (a) all accrued salary and vacation pay through the termination date, (b) a bonus pro-rated for the year of termination, and (b) an amount in cash equal to three times the sum of (i) his base salary at the time of termination and
          (ii) a bonus amount equal to the greater of 100% of the last annual incentive payment paid to Mr. Friedman prior to the termination date and Mr. Friedman's incentive target bonus for the fiscal year in which the change of control of our company occurs.

     - If Mr. Friedman's employment with us is terminated before the second anniversary of the date of the agreement and is terminated by us for reasons other than for cause, or due to his disability, death or retirement, or by Mr. Friedman for good reason, as specified in the agreement, but not within 18-months after a change of control of our company, he is entitled to (a) all accrued salary and vacation pay through the termination date, (b) a bonus pro-rated for the year of termination, (c) continuation of his base salary at the time of termination for 24 months, (d) continuation of his medical benefit coverage until the later of the date he becomes entitled to medical benefits from another employer or 24 months, at his expense at the same rate that would have applied had he remained an officer of our company; and (e) acceleration of all his options so that the shares subject to the options are immediately exercisable.

     - If Mr. Friedman's employment with us terminates on or after the second anniversary of the date of the agreement and is terminated by us for reasons other than for cause, or due to his disability, death or retirement, or by Mr. Friedman for good reason, as specified in the agreement, but not within 18-months after a change of control of our company, he is entitled to (a) all accrued salary and vacation pay through the termination date, (b) a bonus pro-rated for the year of termination, (c) continuation of his base salary at the time of termination until the later of the fourth anniversary of the date of the agreement or one year after the termination date, (d) continuation of his medical benefits until the later of the date he becomes entitled to medical benefits from another employer or the end of the period of his base salary continuation, at his expense at the same rate that would have applied had he remained an officer of our company; and (e) acceleration of all his options so the shares subject to the options are immediately exercisable and the lapsing of vesting repurchase rights, in some cases to the extent that such options or shares would have vested during the period of base salary continuation had he remained employed with our company throughout such period.

        Further, Mr. Friedman agrees not to (a) solicit, directly or indirectly, any of our employees, or assist a competitor or other employer in taking such action, and (b) work, directly or indirectly, for or make a significant investment in a competitor during his period of employment with us and for twelve months following his termination of employment or the second anniversary of the date of change of control of our company, whichever comes first.

         Mr. Friedman's offer letter, and compensation and severance agreement were attached as exhibits to a report on our current report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2001. Please review such filed Form 8-K for additional details of the offer letter and agreement.

Mr. Christopher's Separation Agreement and Release

        In connection with Mr. Christopher's departure from the company, we entered into a separation agreement and release with him, dated as of March 20, 2001. Mr. Christopher agreed to resign as our President, Chief Operating Officer, Assistant Secretary and a member of our board of directors. Mr. Christopher agreed to maintain his obligation to keep confidential our trade secrets. We agreed to provide Mr. Christopher with (i) a cash payment of $440,000 payable in installments, which is equal to two times his base salary; such payment is subject to reduction if Mr. Christopher obtains other permanent employment before the end of the payment period, (ii) continuation of his medical benefit coverage until the later of the date he becomes entitled to medical benefits from another employer or one year from the date of the agreement, (iii) reimbursement of outplacement services expense, not to exceed $25,000, (iv) acceleration of all his options such that the shares subject to the options are immediately exercisable, and (v) modification of the terms of his promissory note payable to us as detailed below in "Item 11 - Loans to Officers." The benefits provided to Mr. Christopher pursuant to the agreement constituted full and complete satisfaction of any and all amounts due and owing to him as a result of his employment with us and/or the termination of that employment. Each party further released the other from any and all future claims, suits and damages.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        At February 3, 2001, the members of the compensation committee of our board of directors were Messrs. Hemmig and Payne and Ms. Rhoades. After our fiscal year-end, Mr. Schwartz was appointed by the board as a member of our board and was also appointed to the compensation committee, filling the vacancy created by Ms. Rhoades' resignation from the board and all board committees. None of the individuals on our compensation committee were officers or employees of our company at any time during the fiscal year ended February 3, 2001 or at any other time. None of our current executive officers served as members of the board of directors or compensation committee of any other entity which has one or more executive officers serving as a member of our board of directors or compensation committee.

DIRECTOR COMPENSATION

        Under the automatic option grant program in effect under our 1998 stock incentive plan, each individual who first joins our board of directors as a non-employee director will receive, at the time of his or her initial election or appointment, an option to purchase 7,000 shares of our common stock, provided such person has not previously been in our employment. In addition, on the date of each annual stockholders meeting, each individual who continues to serve as a non-employee director, whether or not such individual is standing for re-election at that particular annual meeting, will be granted an option to purchase additional 3,500 shares of our common stock, provided such individual has not received an option grant under the automatic option grant program within the preceding six months. Each grant under the automatic option grant program will have an exercise price per share equal to the fair market value per share of our common stock on the grant date, and will have a maximum term of 10 years, subject to earlier termination should the optionee cease to serve as one of our directors.

        Each of Messrs. Ball, Camp, Hemmig and Payne and Ms. Rhoades received an automatic option grant on June 16, 2000 for 3,500 shares of our common stock. The exercise price per share in effect under each such option was $5.50, which was the fair market value per share of our common stock on the grant date. Each option granted under the automatic option grant program is immediately exercisable for all the shares subject to the option, but any shares purchased under the option grant will be subject to repurchase by us, at the exercise price paid per share, upon the optionee's cessation of service as a director prior to the full vesting of those shares. The 3,500 shares subject to each annual automatic option grant shall vest, and our repurchase right shall lapse, upon the completion of three years of continued service as a board member measured from the option grant date.

        Directors who are not employees of our company or one of our subsidiaries receive an annual retainer fee of $5,000, payable in $1,250 increments at the end of each calendar quarter.

In addition, for each board meeting attended in such year in excess of four board meetings, each non-employee board member receives an additional fee of $1,000, and for each committee meeting of our board of directors attended in a calendar year in excess of two committee meetings, each non-employee board member receives an additional fee of $500.

        Under the director fee option grant program in effect under our 1998 stock incentive plan, each non-employee board member has the opportunity to apply all or a portion of any annual $5,000 retainer fee otherwise payable in cash to the acquisition of a below-market option grant. The option grant will automatically be made on the first trading day in January in the year for which the meeting fees would otherwise be payable in cash. The option will have an exercise price per share equal to one-third of the fair market value of the option shares on the grant date, and the number of shares subject to the option will be determined by dividing the amount of the meeting fee applied to the program by two-thirds of the fair market value per share of our common stock on the grant date. The shares subject to the option will become exercisable in twelve equal monthly installments over the calendar year in which the below-market option grant was made. However, the shares subject to the option will become immediately exercisable upon (i) specified changes in the ownership or control of our company, or (ii) the death or disability of the optionee while serving as a board member.

        Each of Messrs. Ball, Camp, Hemmig and Payne and Ms. Rhoades received an option grant under the director fee option grant program on January 2, 2001 for 5000 shares of our common stock. The exercise price per share in effect under each such option was $0.32 or one-third of the fair market value per share of our common stock on the grant date.

        In the discretion of our board of directors, we may provide our directors with additional compensation for their services as a director or a member of a board committee. In January 2001, we provided additional compensation to Mr. Ball for his additional duties associated with his position as Chairman of our board's finance committee and such committee's active involvement in our company's Series A and B preferred stock financing. The additional compensation were in the forms of an option grant to purchase 30,000 additional shares of our common stock at $1.72 per share on February 5, 2001 and an option grant to purchase 20,000 additional shares of our common stock at $2.19 per share on March 21, 2001, both under the director fee option grant program of our 1998 stock incentive plan, as well as a cash award of $20,000 per month from January 29, 2001 until the end of March.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

        The compensation committee report is not "soliciting material," is not deemed "filed" with the Securities and Exchange Commission and is not incorporated by reference in any of our company's filings under the Securities Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended, whether made before or after this filing and irrespective of any general language to the contrary.

        It is the duty of the compensation committee to review and determine the salaries and bonuses of our executive officers, including the Chief Executive Officer, and to establish the general compensation policies for such individuals. Our committee also has the sole and exclusive authority to make discretionary option grants to executive officers under our company's 1998 stock incentive plan.

        Our committee believes that the compensation programs for our executive officers should reflect the company's performance and the value created for our stockholders. In addition, the compensation programs should support the short-term and long-term strategic goals of our company and goals and should reward individual contribution to its success. Our company is engaged in a very competitive industry, and its success depends upon its ability to attract and retain qualified executives through the competitive compensation packages it offers to such individuals.

General Compensation Policy

        Our committee's policy is to provide our executive officers with compensation opportunities which are based upon their personal performance, the financial performance of our company and their contribution to that performance. Our committee also strives to provide compensation opportunities which are competitive with our industry to attract and retain highly skilled individuals. Each executive officer's compensation package is comprised of three elements:
(i) base salary that is competitive within our industry and reflects individual performance, (ii) annual variable performance awards payable in cash and tied to our company's achievement of annual financial performance goals, and (iii) long-term stock-based incentive awards designed to strengthen the mutuality of interests between our executive officers and our stockholders. As an officer's level of responsibility increases, a greater proportion of his or her total compensation will depend upon our company's financial performance and stock price appreciation rather than base salary.

Factors

        The principal factors that were taken into account in establishing each executive officer's compensation package for the fiscal year ended February 3, 2001 are described below. However, our committee may in its discretion apply entirely different factors, such as different measures of financial performance, for future fiscal years.

Base Salary

        In setting base salaries, our committee periodically reviewed published compensation survey data for the industry. The base salary for each of our executive officers were guided by the salary levels for comparable positions in the industry, as well as the individual's personal performance and internal alignment considerations. The relative weight given to each factor varies with each individual in our sole discretion. Each executive officer's base salary is adjusted each year on the basis of (i) our evaluation of the executive officer's personal performance for the year, and (ii) the competitive marketplace for persons in comparable positions. The performance and profitability of our company may also be a factor in determining the base salaries for our executive officers.

Annual Incentives

        The annual incentive bonus for our executive officers is discretionary in nature and is determined by our committee. No annual incentive bonuses were paid for the fiscal year ended February 3, 2001.

Long Term Incentives

        Generally, stock option grants are made annually by our committee to each executive officer. Each grant is designed to align the interests of our executive officers with those of our stockholders and provide each officer with a significant incentive to manage our company from the perspective of an owner with an equity stake in the business. Each grant allows the officer to acquire shares of the common stock at the fair market value per share on the grant date over a specified period of time not to exceed ten years. Shares subject to the option grant becomes exercisable in a series of installments over a three-year period, contingent upon the executive officer's continued employment with the company. Accordingly, the option grant will provide a positive return to our executive officer only if he or she remains employed by the company during the vesting period, and then only if the market price of the shares appreciates over the option term.

        The size of the option grant to each executive officer, including the Chief Executive Officer, is set by our committee at a level that is intended to create a meaningful opportunity for stock ownership based upon the individual's current position with our company, the individual's personal performance in recent periods and his or her potential for future responsibility and promotion over the option term. We also take into account the number of unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that individual. The relevant weight given to each of these factors varies from individual to individual. We have established certain guidelines with respect to the option grants made to our executive officers, but have the flexibility to make adjustments to those guidelines in our discretion.

CEO Compensation

        Our committee adjusted Mr. Gordon's base salary after the fiscal year ended January 29, 2000 in recognition of his personal performance and with the objective of maintaining his base salary at a competitive level as compared to the base salary levels in effect for similarly-situated chief executive officers. With respect to Mr. Gordon's base salary, it was our intent to provide him with a level of stability and certainty each year and not have this particular component of compensation affected to any significant degree by the performance factors of our company. For the fiscal year ended February 3, 2001, Mr. Gordon's base salary was approximately at the median of the base salary levels of other chief executive officers of the surveyed companies.

Compliance with Internal Revenue Code Section 162(m)

        Section 162(m) of the Internal Revenue Code, as amended, disallows a tax deduction to publicly-held companies for compensation paid to certain of their executive officers, to the extent that such compensation exceeds $1 million per covered officer in any fiscal year. The limitation applies only to compensation which is not considered to be performance-based. Non-performance based compensation paid to our executive officers for the fiscal year ended February 3, 2001 did not exceed the $1 million limit per officer, and we do not anticipate that the non-performance based compensation to be paid to our executive officers for the fiscal year ending February 2, 2002 will exceed that limit. Our company's 1998 stock incentive plan has been structured so that any compensation deemed paid in connection with the exercise of option grants made under that plan with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation which will not be subject to the $1 million limitation. Because it is unlikely that the cash compensation payable to any of our executive officers in the foreseeable future will approach the $1 million limit, we have decided at this time not to take any action to limit or restructure the elements of cash compensation payable to our executive officers. We will reconsider this decision should the individual cash compensation of any executive officer approach the $1 million limit.

        It is the opinion of our committee that the executive compensation policies and plans provide the necessary total remuneration program to properly align the performance of our executive officers with the interests of our stockholders through the use of competitive and equitable executive compensation in a balanced and reasonable manner, for both the short and long-term.

        Submitted by the compensation committee of the board of directors for the fiscal year ended February 3, 2001:

                                                   Raymond C. Hemmig
                                                   Marshall B. Payne

STOCK PERFORMANCE GRAPH

        The stock performance graph below is not "soliciting material," is not deemed "filed" with the Securities and Exchange Commission and is not incorporated by reference in any of our filing under the Securities Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended, whether made before or after this filing and irrespective of any general language to the contrary.

                              [PERFORMANCE GRAPH]


(1) The graph covers the period from June 19, 1998, the commencement date of our initial public offering of our common stock, to January 1, 2001.

(2) The graph assumes that $100 was invested in the company on June 19, 1998, in our common stock and in each index, and that all dividends, if any, were reinvested. No cash dividends have been declared on our common stock.

(3) Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information known to us with respect to the beneficial ownership of each class of our voting securities as of April 20, 2001, by (i) all persons who are beneficial owners of 5% or more of each class of our voting securities, (ii) each director, including former director, Ann Rhoades, (iii) each Named Executive Officer and our new Chief Executive Officer, and (iv) all directors and executive officers as a group, including our new Chief Executive Officer. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable. Unless otherwise indicated, the principal address of each of the stockholders listed below is c/o Restoration Hardware, Inc., 15 Koch Road, Suite J., Corte Madera, California 94925.

                                                                PERCENTAGE OF
                                                               SHARES OF EACH
                                                                  CLASS OF
                                               SHARES         VOTING SECURITIES
                                             BENEFICIALLY       BENEFICIALLY
               BENEFICIAL OWNER                 OWNED             OWNED(1)
               ----------------              ------------      --------------

SERIES A PREFERRED STOCK

  Palladin Capital IX, LLC                        2,796             41.0%
  Glenhill Capital LP                             1,364             20.0%
  Reservoir Capital Partners, L.P.(2)             1,364             20.0%
  Mark J. Schwartz(3)                             2,796             41.0%
  Glenn J. Krevlin(4)                             1,364             20.0%
  Gary G. Friedman(5)                               569              8.3%
  All directors and executive officers
  as a group (3 persons)                          4,729             69.3%

COMMON STOCK
  Stephen J. Gordon(6)                        3,473,208             18.0%
  Brown Capital Management, Inc.              2,542,700             13.4%
     1201 N. Calvert Street
     Baltimore, MD 21201
  Gary G. Friedman(7)                         2,055,929             10.6%
  Weston Presidio Capital II LP               1,577,681              8.3%
     One Federal Street, 21st Floor
     Boston, MA 02181-2204
  J.P. Morgan Partners SAIC LLC               1,430,030              7.5%
  Palladin Capital IX, LLC(8)                 1,398,000              6.8%
  Mark J. Schwartz(9)                         1,398,000              6.8%
  E.W. Rose                                   1,263,858              6.6%
  Desai Funds(10)                               911,452              4.8%
  Thomas Christopher(11)                        735,784              3.9%
  Glenhill Capital LP(12)                       682,000              3.5%
  Reservoir Capital Partners, L.P.(13)          682,000              3.5%
  Glenn J. Krevlin(14)                          682,000              3.5%
  Marshall B. Payne(15)                         572,036              3.0%
  Raymond C. Hemmig(16)                         233,897              1.2%
  Robert B. Camp(17)                             84,046                *
  Walter J. Parks(18)                            40,495                *
  Cornelia S. Hunter(19)                         33,163                *
  Damon H. Ball(20)                              31,361                *
  Ann Rhoades(21)                                 8,439                *
  All directors and executive officers
  as a group (12 persons)                     9,348,358             42.4%

--------------------------------------------------------------------------------

*       Less than one percent of our outstanding securities.

(1) Percentage of ownership is based on 19,033,723 shares of our common stock and 6,820 shares of our Series A preferred stock outstanding as of April 20, 2001. Shares of our common stock subject to stock options which are currently exercisable or will become exercisable within 60 days of April 20, 2001 are deemed outstanding for computing the percentage of the person or group holding such options, but are not deemed outstanding for computing the percentage of any other person or group. Shares of our Series A preferred stock which are convertible into shares of our common stock on a 500-to-1 basis at any time at the option of the holder are deemed outstanding for computing the percentage of the person or group holding such securities, but are not deemed outstanding for computing the percentage of any other person or group.

(2) Includes 3 shares of Series A preferred stock held by Reservoir Capital Associates, L.P. and 196 shares of Series A preferred stock held by Reservoir Capital Master Fund, L.P.

(3) Mr. Schwartz is the President and Chief Executive Officer of Palladin Capital Group, Inc. which is an affiliate of Palladin Capital IX, LLC. He disclaims beneficial ownership of the securities held by Palladin, except to the extent of his pecuniary interest in Palladin.

(4) Mr. Krevlin is a General Partner at Glenhill Capital LP. He disclaims beneficial ownership of the securities held by Glenhill, except to the extent of his pecuniary interest in Glenhill.

(5) Includes 114 shares of Series A preferred stock held by Kendal A. Friedman, the spouse of Mr. Friedman.

(6) Includes 305,900 shares of common stock subject to options exercisable within 60 days of April 20, 2001 held by Mr. Gordon, 103,541 shares of common stock held by the Christine B. Gordon 1998 Qualified Grantor Retained Annuity Trust, of which Christine B. Gordon, the spouse of Stephen J. Gordon, is the sole trustee, 30,505 shares held by the Christine B. Gordon Trust, of which Christine B. Gordon is the sole trustee, and 103,541 shares held by the Stephen J. Gordon 1998 Qualified Grantor Retained Annuity Trust, of which Stephen J. Gordon is the sole trustee.

(7) Includes 569 shares of Series A preferred stock which are convertible into shares of common stock on a 500-to-1 basis at any time at the option of the holder.

(8) Includes 2,796 shares of Series A preferred stock which are convertible into shares of common stock on a 500-to-1 basis at any time at the option of the holder.

(9) Includes 2,796 shares of Series A preferred stock which are convertible into shares of common stock on a 500-to-1 basis at any time at the option of the holder. Mr. Schwartz disclaims beneficial ownership of the securities held by Palladin, except to the extent of his pecuniary interest in Palladin.

(10) Includes shares of common stock held by Equity Linked Investors II and Private Equity Investors III, L.P.

(11) Includes 66,733 shares of common stock subject to options exercisable within 60 days of April 20, 2001 held by Mr. Christopher, 98,189 shares of common stock held by the Barbara Christopher 1997 Qualified Grantor Retained Annuity Trust, of which Barbara Christopher, the spouse of Thomas A. Christopher, is the sole trustee, 2,625 shares held directly by Barbara Christopher and 98,189 shares of common stock held by the Thomas A. Christopher 1997 Qualified Grantor Annuity Trust, of which Thomas A. Christopher is the sole trustee.

(12) Includes 1364 shares of Series A preferred stock which are convertible into shares of common stock on a 500-to-1 basis at any time at the option of the holder.

(13) Includes 1364 shares of Series A preferred stock which are convertible into shares of common stock on a 500-to-1 basis at any time at the option of the holder.

(14) Includes 1364 shares of Series A preferred stock which are convertible into shares of common stock on a 500-to-1 basis at any time at the option of the holder. Mr. Krevlin disclaims beneficial ownership of the securities held by Glenhill, except to the extent of his pecuniary interest in Glenhill.

(15) Includes 54,861 shares of common stock subject to options exercisable within 60 days of April 20, 2001 held by Mr. Payne.

(16) Includes 55,187 shares of common stock subject to options exercisable within 60 days of April 20, 2001 held by Mr. Hemmig.

(17) Includes 55,187 shares of common stock subject to options exercisable within 60 days of April 20, 2001 held by Mr. Camp.

(18) Includes 39,995 shares of common stock subject to options exercisable within 60 days of April 20, 2001 held by Mr. Parks.

(19) Includes 26,663 shares of common stock subject to options exercisable within 60 days of April 20, 2001 held by Ms. Hunter.

(20) Includes 28,361 shares of common stock subject to options exercisable within 60 days of April 20, 2001 held by Mr. Ball.

(21) Includes 3,439 shares of common stock subject to options exercisable within 60 days of April 20, 2001 held by Ms. Rhoades.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Equity Investment Transactions

        On March 22, 2001, we sold to several investors an aggregate of 6,820 shares of Series A preferred stock and 8,180 shares of Series B preferred stock, each at $1,000 per share, pursuant to an amended and restated preferred stock purchase agreement. In connection with the Series A and B preferred stock financing, we received aggregate gross proceeds of approximately $15 million. Listed below are our directors, executive officers, and stockholders who beneficially own 5% or more of a class of our voting securities who participated in this financing.


 DIRECTORS, EXECUTIVE OFFICERS AND
          5% STOCKHOLDERS                SERIES A PREFERRED STOCK      SERIES B PREFERRED STOCK
-------------------------------------------------------------------------------------------------
Palladin Capital IX, LLC                         2,796                         3,354
Glenhill Capital LP                              1,364                         1,636
Reservoir Capital Partners, L.P.                 1,364                         1,636
Gary G. Friedman                                   455                           545
Kendal A. Friedman                                 114                           136
-------------------------------------------------------------------------------------------------


        Mr. Schwartz, who is a member of our board of directors, is the President and Chief Executive Officer of Palladin Capital Group, Inc., which is an affiliate of Palladin Capital IX, LLC. He disclaims beneficial ownership of the securities held by Palladin, except to the extent of his pecuniary interest in Palladin.

        Mr. Krevlin, who is a member of our board of directors, is a General Partner at Glenhill Capital LP. He disclaims beneficial ownership of the securities held by Glenhill, except to the extent of his pecuniary interest in Glenhill.

        Reservoir Capital Partners, L.P. has 1,165 shares of Series A preferred stock and 1,398 shares of Series B preferred stock. Reservoir Capital Associates, L.P. has 3 shares of Series A preferred stock and 3 shares of Series B preferred stock. Reservoir Capital Master Fund, L.P. has 196 shares of Series A preferred stock and 235 shares of Series B preferred stock.

        Kendal A. Friedman is the spouse of Mr. Friedman.

        In connection with the Series A and B preferred stock financing, we also hired Mr. Friedman as our new Chief Executive Officer and our board of directors appointed Mr. Friedman as a director to our board. Mr. Friedman purchased 455 shares of the Series A preferred stock and 545 shares of the Series B preferred stock for an aggregate purchase price of $1 million. In addition, as part of Mr. Friedman's compensation package, we sold Mr. Friedman 571,429 shares of common stock at $1.75 per share and Mr. Friedman exercised his option to purchase 1.2 million shares of common stock at $1.75 per share for an aggregate sales price of approximately $3.1 million. We also granted Mr. Friedman an option to purchase 200,000 shares of our common stock at an exercise price of $6.00 per share.

        In connection with the Series A and B preferred stock financing, we also granted each of the investors who purchased preferred stock in that financing, as well as Mr. Friedman, certain registration rights pursuant to an amended and restated investors rights agreement, dated as of March 21, 2001. Pursuant to that agreement, the investors have the right to require us to register their common stock issuable upon conversion of the Series A preferred stock as well as, in the case of Mr. Friedman, common stock he purchased separately in connection with the Series A and B preferred stock financing. At any time beginning September 17, 2001, we may be required to file a registration statement upon demand, provided particular threshold requirements are met. We will not be required to file more than four such demand registrations, one of which may be initiated exclusively by Palladin Capital IX, LLC and one of which may be initiated exclusively by the group consisting of Reservoir Capital Partners, L.P., Reservoir Capital Associates, L.P. and Reservoir Capital Master Fund, L.P. The demand registrations are subject to underwriters' cutbacks. In addition, we have granted the investors and Mr. Friedman unlimited "piggyback" registration rights, subject to underwriters' cutbacks. Furthermore, the amended and restated investor rights agreement requires us to effect registrations on Form S-3 or its equivalent with respect to all registrable securities owned by the investors and Mr. Friedman as would permit or facilitate the sale and distribution of all their registrable securities on a delayed and continuous basis, upon the later of (a) the time that the Form S-3 becomes available for use by us and (b) 30 days following the filing with the Securities and Exchange Commission of our Form 10-K for the fiscal year 2001. All registration expenses associated with the demand registrations, Form S-3 registrations and "piggyback" registrations, other than underwriters' and brokers' discounts and commissions, shall be borne by us.

        The amended and restated investor rights agreement further provides that, to the extent and solely to the extent that parties to our restated investors rights agreement, dated as of May 16, 1997, continue to possess registration rights granted by us pursuant to the terms of Section 6 of that agreement, then the investors under the amended and restated investor rights agreement will have their registration rights subordinated to the registration rights of parties to the earlier agreement.

        In January 2001, we provided additional compensation to Mr. Ball for his additional duties associated with his position as Chairman of our board's finance committee and such committee's active involvement in our company's Series A and B preferred stock financing. The additional compensation were in the forms of an option grant to purchase 30,000 additional shares of our common stock at $1.72 per share on February 5, 2001 and an option grant to purchase 20,000 additional shares of our common stock at $2.19 per share on March 21, 2001, both under the director fee option grant program of our 1998 stock incentive plan, as well as a cash award of $20,000 per month from January 29, 2001 until the end of March.

Other Related Party Transactions

        We lease our store at 417 Second Street, Eureka, California, from Mr. and Mrs. Gordon and a partnership of which Mr. Gordon is a partner. Pursuant to the written lease, we pay rent annually to Mr. and Mrs. Gordon and the partnership for use of the store. The aggregate lease payments paid to Mr. and Mrs. Gordon and the partnership were $65,657 for the fiscal year ended February 3, 2001.

Loans to Officers

        In October 2000, we extended a loan to Mr. Christopher, who was at the time, the President, Chief Operating Officer, Assistant Secretary and a director of our company, in the amount of $150,000 at an interest rate of 8% per annum. The principal plus interest on the loan were originally to become due on June 29, 2001. In connection with his departure from the company, we entered into a separation agreement and release with Mr. Christopher. We agreed to extend the maturity date of the loan and modify the repayment terms. In lieu of payment by Mr. Christopher of the full loan amount and accrued interest on June 29, 2001, Mr. Christopher shall pay us monthly installments of $25,000 beginning on June 29, 2001 until the loan amount and accrued interest are repaid in full. We have the right to withhold any payment due to Mr. Christopher under his separation agreement and release should he default on any monthly installment. In connection with the loan to Mr. Christopher, we secured the loan with 150,000 shares of common stock owned by Mr. Christopher, and the loan, as modified, remains secured by these shares of common stock.

        In connection with the Series A and B preferred stock financing, Mr. Friedman purchased 455 shares of the Series A preferred stock and 545 shares of the Series B preferred stock for an aggregate purchase price of $1 million. We also hired him as our new Chief Executive Officer. In addition, as part of Mr. Friedman's compensation package, we sold Mr. Friedman 571,429 shares of common stock at $1.75 per share and Mr. Friedman exercised his option to purchase 1.2 million shares of common stock at $1.75 per share for an aggregate sales price of approximately $3.1 million. In connection with this sale of preferred and common stock to Mr. Friedman, we also made a loan to Mr. Friedman in the amount of $2.05 million. All of the loan proceeds were used by Mr. Friedman to purchase a portion of this stock. The loan is a full recourse loan and is secured by shares of the common stock and preferred stock purchased by Mr. Friedman. This loan is evidenced by a note, dated March 22, 2001. Pursuant to the terms of the note, the interest rate on the outstanding principal amount of the loan is 8.5% per annum, payable on the first, second and third anniversaries of the date of the note. The principal is due on March 22, 2004 but the due date may be accelerated due to a number of factors, including, failure to make payments due under the note, expiration of the six-months period following the date Mr. Friedman ceases to be an employee of our company as a result of termination by us for cause, or 90 days after the closing of an acquisition of our company.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

        (a)The following are filed as a part of this annual report on Form 10-K.

           Consolidated Statements of Operations
           Consolidated Balance Sheets
           Consolidated Statements of Stockholders' Equity
           Consolidated Statements of Cash Flows

        (b)Exhibits.

        The following exhibits to this annual report on Form 10-K are filed pursuant to the requirements of Item 601 of Regulation S-K:


EXHIBIT NUMBER     DOCUMENT DESCRIPTION
-----------------------------------------------------------------------------------------
       3.1         Amended and Restated Certificate of Incorporation(1)
       3.2         Bylaws, as amended to date(2)
       4.1         Reference is made to Exhibit 3.1
       4.2         Reference is made to Exhibit 3.2
       4.3         Specimen Common Stock Certificate(1)
       4.4         Specimen Series A Preferred Stock Certificate(3)
       4.5         Specimen Series B Preferred Stock Certificate(3)
       4.6         Certificate of Designation of Series A and Series B Preferred Stock(3)
     +10.1         Form of 1995 Stock Option Plan(1)
     +10.2         Form of 1998 Stock Incentive Plan(1)
     +10.3         Form of 1998 Employee Stock Purchase Plan(1)
      10.4         Form of Indemnity Agreement for Officers and Directors(1)
      10.5         Restated Investors Rights Agreement, dated May 16, 1997, among the Company, the founders and Common Stock Warrantholders, Series D Warrantholders and Common
                   Stock holders and Investors(1)
      10.6         Stock Purchase Agreement, dated March 20, 1998, between the Company and Michael
                   Vermillion(1)
      10.7         Supply Agreement, dated March 20, 1998, between the Company, Michaels Concepts in Wood, Inc. and Michael Vermillion(1)
      10.8         Lease Agreement, dated may 4, 1994, between the Company and Stephen and
                   Christine Gordon(1)
      10.9         Commercial lease and Deposit Receipt, dated October 18, 1994, and Addenda, dated October 20, 1994 and November 21, 1994, between the Company and H. Koch and Sons(1)
     10.10         Office Lease, dated February 21, 1997, between the Company and Paradise Point
                   Partners(1)


EXHIBIT NUMBER     DOCUMENT DESCRIPTION
------------------------------------------------------------------------------------------------
     10.11         Standard Industrial/Commercial Multi-Tenant Lease, dated May 12, 1997, between the Company and Mortimer B. Zuckerman(1)
     10.12         Fourth Amended and Restated Loan and Security Agreement, dated April, 1998(1)
     10.13         Second Amendment to the Fourth Amended and Restated Loan and Security
                   Agreement, dated October, 1998(2)
     10.14         Fifth Amended and Restated Loan and Security Agreement, dated February 2, 2000
     10.15         First Amendment to the Fifth Amended and Restated Loan and Security Agreement,
                   dated March 31, 2000.
     10.18         Amended and Restated Investors Rights Agreement, dated as of
                   March 21, 2001, between the Company and the Series A and B
                   Preferred Stock investors
     10.19         Amended and Restated Series A and B Preferred Stock Purchase
                   Agreement dated as of March 21, 2001(3), between the Company and the Series A and B Preferred Stock investors
     10.20         Third Amendment to the Sixth Amended and Restated Loan and Security Agreement
                   date as of March 21, 2001(3)
     10.30         Offer of Employment Letter for Mr. Friedman dated as of March 15, 2001(3)
     10.31         Compensation and Severance Agreement between the Company and Gary G. Friedman, effective as of March 21, 2001(3)
     10.32         Stock Pledge Agreement between the Company and Mr. Friedman, dated as of
                   March 22, 2001(3)
     10.33         Stock Purchase Agreement between the Company and Gary G. Friedman, dated as of
                   March 18, 2001(3)
     10.34         Early Exercise Stock Purchase Agreement between the Company and Gary G.
                   Friedman, dated as of March 18, 2001(3)
     10.35         Note Secured by Stock between the Company and Gary G. Friedman, dated as of
                   March 22, 2001(3)
     10.36         Notice of Grant of Stock Option for Gary. G. Friedman(3)
     10.37         Stock Option Agreement between the Company and Gary G. Friedman, dated as of
                   March 18, 2001(3)
    *10.38         Separation Agreement and Release between the Company and Thomas Christopher, dated as of March 20, 2001
    *10.39         Amended and Restated Promissory Note between the Company and Thomas
                   Christopher, dated as of May 1, 2001
    *10.40         Severance Agreement between the Company and Stephen J. Gordon, effective as of March 21, 2001*
       *21         List of Subsidiaries
     *23.1         Consent of Independent Auditors


(1) Incorporated by reference to the exhibit with the same number filed with the Company's Registration Statement on Form S-1 (File No. 333-51027) filed on June 17, 1998.

(2) Incorporated by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.

(3) Incorporated by reference to the exhibit with the same number filed with the Company's Report on Form 8-K (File No. 000-24261) filed on April 2, 2001.

 + Management contract, compensatory plan or arrangement.

 *  Filed herewith.

(c) Reports on Form 8-K.

        The Company filed a Form 8-K on April 2, 2001.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Corte Madera, State of California on this 4 day of May, 2001.


                                            RESTORATION HARDWARE, INC.



                                            By: /s/ GARY G. FRIEDMAN
                                               ---------------------------------
                                            Gary G. Friedman
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                            Date:   May 4, 2001

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               SIGNATURE                               TITLE                       DATE
---------------------------------------   ---------------------------------    ------------

/s/ STEPHEN J. GORDON                     Chairman                             May 4, 2001
---------------------------------------
Stephen J. Gordon


                                          Chief Executive Officer              May 4, 2001
/s/ GARY G. FRIEDMAN                      and Director
---------------------------------------
Gary G. Friedman


                                          Executive Vice President,            May 4, 2001
                                          Chief Financial Officer,
                                          Secretary and Chief
/s/ WALTER J. PARKS                       Administrative Officer
---------------------------------------
Walter J. Parks


/s/ DAMON H. BALL                         Director                             May 4, 2001
---------------------------------------
Damon H. Ball


/s/ ROBERT B. CAMP                        Director                             May 4, 2001
---------------------------------------
Robert B. Camp


               SIGNATURE                               TITLE                       DATE
---------------------------------------   ---------------------------------    ------------
/s/ RAYMOND C. HEMMIG                     Director                             May 4, 2001
-----------------------------------

Raymond C. Hemmig


/s/ GLENN J. KREVLIN                      Director                             May 4, 2001
-----------------------------------
Glenn J. Krevlin


                                          Director                             May  , 2001
-----------------------------------
Marshall B. Payne


/s/ MARK J. SCHWARTZ                      Director                             May 4, 2001
-----------------------------------
Mark J. Schwartz

                                 EXHIBIT INDEX


EXHIBIT NUMBER     DOCUMENT DESCRIPTION
-----------------------------------------------------------------------------------------
       3.1         Amended and Restated Certificate of Incorporation(1)
       3.2         Bylaws, as amended to date(2)
       4.1         Reference is made to Exhibit 3.1
       4.2         Reference is made to Exhibit 3.2
       4.3         Specimen Common Stock Certificate(1)
       4.4         Specimen Series A Preferred Stock Certificate(3)
       4.5         Specimen Series B Preferred Stock Certificate(3)
       4.6         Certificate of Designation of Series A and Series B Preferred Stock(3)
     +10.1         Form of 1995 Stock Option Plan(1)
     +10.2         Form of 1998 Stock Incentive Plan(1)
     +10.3         Form of 1998 Employee Stock Purchase Plan(1)
      10.4         Form of Indemnity Agreement for Officers and Directors(1)
      10.5         Restated Investors Rights Agreement, dated May 16, 1997, among the Company, the founders and Common Stock Warrantholders, Series D Warrantholders and Common
                   Stock holders and Investors(1)
      10.6         Stock Purchase Agreement, dated March 20, 1998, between the Company and Michael
                   Vermillion(1)
      10.7         Supply Agreement, dated March 20, 1998, between the Company, Michaels Concepts in Wood, Inc. and Michael Vermillion(1)
      10.8         Lease Agreement, dated may 4, 1994, between the Company and Stephen and
                   Christine Gordon(1)
      10.9         Commercial lease and Deposit Receipt, dated October 18, 1994, and Addenda, dated October 20, 1994 and November 21, 1994, between the Company and H. Koch and Sons(1)
     10.10         Office Lease, dated February 21, 1997, between the Company and Paradise Point
                   Partners(1)
     10.11         Standard Industrial/Commercial Multi-Tenant Lease, dated May 12, 1997, between the Company and Mortimer B. Zuckerman(1)
     10.12         Fourth Amended and Restated Loan and Security Agreement, dated April, 1998(1)
     10.13         Second Amendment to the Fourth Amended and Restated Loan and Security
                   Agreement, dated October, 1998(2)
     10.14         Fifth Amended and Restated Loan and Security Agreement, dated February 2, 2000
     10.15         First Amendment to the Fifth Amended and Restated Loan and Security Agreement,
                   dated ____
     10.18         Amended and Restated Investors Rights Agreement, dated as of
                   March 21, 2001, between the Company and the Series A and B
                   Preferred Stock investors
     10.19         Amended and Restated Series A and B Preferred Stock Purchase
                   Agreement dated as of March 21, 2001(3), between the Company and the Series A and B Preferred Stock investors
     10.20         Third Amendment to the Sixth Amended and Restated Loan and Security Agreement
                   date as of March 21, 2001(3)
     10.30         Offer of Employment Letter for Mr. Friedman dated as of March 15, 2001(3)
     10.31         Compensation and Severance Agreement between the Company and Gary G. Friedman, effective as of March 21, 2001(3)
     10.32         Stock Pledge Agreement between the Company and Mr. Friedman, dated as of
                   March 22, 2001(3)
     10.33         Stock Purchase Agreement between the Company and Gary G. Friedman, dated as of
                   March 18, 2001(3)
     10.34         Early Exercise Stock Purchase Agreement between the Company and Gary G.
                   Friedman, dated as of March 18, 2001(3)
     10.35         Note Secured by Stock between the Company and Gary G. Friedman, dated as of
                   March 22, 2001(3)
     10.36         Notice of Grant of Stock Option for Gary. G. Friedman(3)
     10.37         Stock Option Agreement between the Company and Gary G. Friedman, dated as of
                   March 18, 2001(3)
    *10.38         Separation Agreement and Release between the Company and Thomas Christopher, dated as of March 20, 2001
    *10.39         Amended and Restated Promissory Note between the Company and Thomas
                   Christopher, dated as of May 1, 2001
    *10.40         Severance Agreement between the Company and Stephen J. Gordon, effective as of March 21, 2001
       *21         List of Subsidiaries
     *23.1         Consent of Independent Auditors


(1) Incorporated by reference to the exhibit with the same number filed with the Company's Registration Statement on Form S-1 (File No. 333-51027) filed on June 17, 1998.

(2) Incorporated by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998.

(3) Incorporated by reference to the exhibit with the same number filed with the Company's Report on Form 8-K (File No. 000-24261) filed on April 2, 2001.

 + Management contract, compensatory plan or arrangement.

 *  Filed herewith.