Form 10-Q
period 2001-05-05
RESTORATION HARDWARE INC
filed 2001-06-19
CIK 863821

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                    FORM 10-Q

                                   (MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 5, 2001

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

        Indicate by check [x] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. [X] Yes [ ] No

        As of June 13, 2001, 23,801,535 shares of the Registrant's Common Stock were outstanding.

                                    FORM 10-Q

                        FOR THE QUARTER ENDED MAY 5, 2001

                                      INDEX

                                                                         PAGE
                                                                         ----
PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (unaudited)

           Balance Sheets as of May 5, 2001,
                February 3, 2001 and April 29, 2000                        3

           Statements of Operations for the three months ended
                May 5, 2001 and April 29, 2000                             4

           Statements of Cash Flows for the three months ended
                May 5, 2001 and April 29, 2000                             5

           Notes to Condensed Consolidated Financial
                Statements                                                 6

ITEM 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        9

ITEM 3.    Quantitative and Qualitative Disclosures About
                Market Risk                                               17

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings                                              17

ITEM 2.    Changes in Securities and Use of Proceeds                      17

ITEM 6.    Exhibits and Reports on Form 8-K                               17

SIGNATURE PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           RESTORATION HARDWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                   (Unaudited)

                                                                               May 5,          February 3,        April 29,
                                                                                2001              2001              2000
                                                                              ---------        -----------        ---------
ASSETS
Current assets
      Cash and cash equivalents ......................................        $   2,783         $   2,610         $   2,282
      Accounts receivable ............................................            5,240             8,069             4,823
      Merchandise inventories ........................................           89,144            81,123            91,187
      Prepaid expense ................................................           14,013             7,954            12,199
                                                                              ---------         ---------         ---------
           Total current assets ......................................          111,180            99,756           110,491

      Property and equipment, net ....................................          110,563           117,186           110,407
      Long-term deferred tax assets ..................................            6,378                --                --
      Goodwill .......................................................            4,722             4,776             4,930
      Other long term assets .........................................              817             7,217             4,065
                                                                              ---------         ---------         ---------
           Total assets ..............................................        $ 233,660         $ 228,935         $ 229,893
                                                                              =========         =========         =========
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses ..........................        $  44,590         $  43,321         $  45,131
      Current portion of deferred lease incentives ...................            4,622             4,575             3,932
      Revolving line of credit and short term debt ...................            3,805             5,730                 1
      Other current liabilities ......................................            8,547             8,494             5,192
                                                                              ---------         ---------         ---------
           Total current liabilities .................................           61,564            62,120            54,256

      Credit facility warrant derivative .............................            1,478                --                --
      Long-term debt .................................................              582               612               316
      Long-term line of credit, net of debt issuance costs ...........           29,695            33,128            49,225
      Long-term portion of deferred lease incentives .................           41,286            41,944            38,447
      Deferred rent ..................................................           11,347            10,787             8,772
                                                                              ---------         ---------         ---------
           Total liabilities .........................................          145,952           148,591           151,016

Convertible Preferred Stock, $.0001 par value 5,000,000 shares authorized

      Series A convertible preferred stock, $.0001 par value, ........            6,390                --                --
           28,037, shares designated on March 21, 2001
           6,820 shares issued and outstanding at May 5, 2001,
           aggregate liquidation preference and redemption
           value of $6,904 at May 5, 2001

      Series B redeemable preferred stock, $.0001 par value, .........            6,979                --                --
           21,217 shares designated on March 21, 2001 8,180 shares
           issued and outstanding at May 5, 2001 aggregate
           liquidation preference and redemption value of $8,382
           at May 5, 2001

Stockholders' Equity:
      Common stock, $.0001 par value; 40,000,000, 40,000,000 and
           40,000,000 shares authorized, respectively; 19,243,710
           17,100,142 and 17,005,019 issued and outstanding,
           respectively ..............................................           99,796            94,901            94,638
      Shareholder loan ...............................................           (2,050)               --                --
      Accumulated other comprehensive income .........................               19                (4)               (6)
      Accumulated deficit ............................................          (23,426)          (14,553)          (15,755)
                                                                              ---------         ---------         ---------
           Total stockholders' equity ................................           74,339            80,344            78,877

           Total liabilities, convertible preferred stock and
               stockholders' equity ..................................        $ 233,660         $ 228,935         $ 229,893
                                                                              =========         =========         =========


See Notes to Condensed Consolidated Financial Statements

                           RESTORATION HARDWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                   Three Months Ended
                                                             ---------------------------------
                                                             May 5, 2001        April 29, 2000
                                                             -----------        --------------
Net sales ........................................            $ 67,902             $ 69,652
Cost of sales and occupancy ......................              53,156               52,180
                                                              --------             --------
       Gross profit ..............................              14,746               17,472

Selling, general and administrative expenses .....              24,175               23,539
Pre-opening store expenses .......................                  --                  316
                                                              --------             --------

Loss from operations .............................              (9,429)              (6,383)
Interest and other expense, net ..................              (2,959)                (895)
                                                              --------             --------

       Loss before income taxes ..................             (12,388)              (7,278)
Income tax benefit ...............................               4,460                2,982
                                                              --------             --------

Net loss .........................................            $ (7,928)            $ (4,296)
                                                              --------             --------
Charges attributed to convertible Preferred
Stock:
       Dividends .................................                (286)                  --
       Beneficial conversion charges .............                (659)                  --
                                                              --------             --------
Net loss to common shareholders ..................            $ (8,873)            $ (4,296)
                                                              ========             ========

Net loss per share to common shareholders,
       basic and diluted .........................            ($  0.50)            ($  0.25)

Weighted average shares outstanding:
       Basic and diluted .........................              17,862               16,954


See Notes to Condensed Consolidated Financial Statements.

                           RESTORATION HARDWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                               ---------------------------------
                                                                               May 5, 2001        April 29, 2000
                                                                               -----------        --------------
Cash flows from operating activities:
      Net loss .....................................................            $ (7,928)            $ (4,296)
      Adjustments to reconcile net loss to net cash
          used in operating activities:
          Depreciation and amortization ............................               3,060                3,377
          Change in fair value of warrant derivative ...............               1,477                   --
          Other ....................................................                (479)                  --
          Changes in assets and liabilities:
             Accounts receivable ...................................               4,329                1,729
             Merchandise inventories ...............................              (7,986)              (5,285)
             Income taxes receivable/payable .......................              (6,235)              (4,083)
             Prepaid expenses and other assets .....................                 177               (1,293)
             Accounts payable and accrued expenses .................               1,269                 (245)
             Other current liabilities .............................              (1,401)                (548)
             Deferred rent .........................................                 710                  703
             Deferred lease incentives and other
                  long-term liabilities ............................                 565                  652
                                                                                --------             --------
             Net cash from operating activities ....................             (12,442)              (9,289)

Cash flows from investing activities:
      Proceeds from buy-out of store leases ........................               4,000                   --
      Capital expenditures .........................................                (647)              (5,026)
      Foreign currency exchange gain (loss) ........................                  23                  (28)
      Other ........................................................                  --                  (74)
                                                                                --------             --------
             Net cash from investing activities ....................               3,376               (5,128)

Cash flows from financing activities:
      Net proceeds from private placement of preferred stock .......              13,870                   --
      (Paydowns) borrowings under revolving line of
          credit - net .............................................              (2,000)              11,778
      Debt issuance costs ..........................................              (1,065)                  --
      Principal payments - capital lease obligations ...............                 (29)                 (25)
      Borrowings (repayments) on long term line of credit net ......              (2,673)                  (1)
      Issuance of common stock .....................................               1,136                  320
                                                                                --------             --------
             Net cash from financing activities ....................               9,239               12,072


Net increase (decrease) in cash and cash equivalents ...............                 173               (2,345)

Cash and cash equivalents:
      Beginning of period ..........................................               2,610                4,627
                                                                                --------             --------
      End of period ................................................            $  2,783             $  2,282
                                                                                ========             ========
Non-Cash Transactions:
      Shareholder loan .............................................            $  2,050             $     --
      Beneficial conversion charge - Series B Preferred Stock ......            $    767             $     --

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 5, 2001 AND APRIL 29, 2000

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business:

Restoration Hardware, Inc., a Delaware corporation, together with its subsidiaries, is a specialty retailer of high-quality home furnishings, decorative accessories and hardware. These products are sold through retail locations, catalogs and the Internet. As of May 5, 2001, we operated 106 retail stores in 31 states, the District of Columbia and Canada.

Basis of Presentation:

The accompanying interim condensed consolidated financial statements have been prepared from our records without audit and, in management's opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at May 5, 2001 and April 29, 2000 and results of operations and changes in cash flows for the three months ended May 5, 2001 and April 29, 2000. The balance sheet at February 3, 2001, as presented, has been derived from our audited financial statements for the year then ended. Certain reclassifications have been made to the 2000 presentation to conform to the 2001 presentation.

Our accounting policies are described in Note 1 to the audited consolidated financial statements for the year ended February 3, 2001. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the year ended February 3, 2001.

The results of operations for the three months presented herein are not necessarily indicative of the results to be expected for the full year.

2. RECENTLY ISSUED ACCOUNTING STANDARDS

Effective February 4, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value.

In accordance with the provisions of SFAS No. 133, as amended, we recorded a non-cash charge to interest expense of $1.5 million, to reflect the fair value as of May 5, 2001 of the 550,000 putable warrants outstanding which were issued in conjunction with the September 2000 amendment of our credit facility, discussed below. The fair value of the warrants will continue to be marked to market until the earlier of the date the warrants are converted into common stock, or the expiry date of the warrants on September 27, 2005.


3. REVOLVING LINE OF CREDIT

On March 21, 2001, we amended our existing credit facility. The amendment reduced the overall commitment under the line of credit from $111.0 million to $89.0 million, increased the amounts available for letters of credit from $10.0 million to $20.0 million and eliminated the minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") requirement. Maximum borrowings under the credit agreement are limited by reference to a borrowing base calculation, based upon eligible inventory and accounts receivable. As part of the March 2001 amendment, the borrowing base calculation was modified to provide us with more liquidity due to the pledge of additional collateral. Maximum borrowings under the credit facility are typically much less than the $89.0 million stated maximum limit of the facility, because the availability of eligible collateral for purposes of the borrowing base limitations in the credit facility usually reduces the overall credit amount otherwise available at any given time. The agreement contains restrictive covenants, including capital expenditure limits, and minimum availability requirements based on seasonality.

As of May 5, 2001 we believe we were in compliance with the covenants under the credit facility, and we had outstanding $33.5 million in loans (net of debt issuance costs of $3.2 million) and $3.5 million in outstanding letters of credit. The credit facility expires on June 30, 2003.

In September 2000, as part of an amendment to the then-existing credit facility, warrants to purchase 550,000 shares of Common Stock were issued to the lenders. The warrants contain a put feature which makes them subject to the rules of derivative accounting discussed above. At the time of the grant, the fair market value of the Common Stock exceeded the exercise price of the warrants. In connection with the amendment to the credit facility in March 2001, we repriced the warrants covering 200,000 of the 550,000 shares of Common Stock from $3.75 to $2.00 per share.

4. EARNINGS PER SHARE

Basic earnings per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares to be issued through stock options, warrants and other convertible securities. The potential dilutive effects of 413,552 shares of common stock subject to outstanding stock options, 550,000 shares of common stock subject to outstanding warrants and 7,500,000 shares of common stock reserved for conversion of the Series A and Series B Preferred stock are excluded from the diluted earnings per share calculation for the period ended May 5, 2001, and 448,410 shares of common stock subject to outstanding stock options are excluded from the diluted earnings per share for the period ended April 29, 2000, because their inclusion in net loss periods would be anti-dilutive to earnings per share.

5. SEGMENT REPORTING

We classify our business interests into three identifiable segments: retail, direct-to-customer and furniture. The retail segment includes revenue and expense associated with our retail locations. The direct-to-customer segment includes all revenue and expense associated with our catalog and e-commerce operations. The furniture segment includes all revenue and expense associated with The Michaels Furniture Company ("Michaels").

We evaluate performance and allocate resources based on income from operations which excludes unallocated corporate general and administrative costs. Certain segment information, including segment assets, asset expenditures and related depreciation expense, is not presented as all assets of the Company are commingled and are not available by segment.

Financial information for our business segments is as follows (dollars in thousands):

                                                               Three Months Ended
                                                        ---------------------------------
                                                        May 5, 2001        April 29, 2000
                                                        -----------        --------------
Net sales
    Retail ..................................            $ 61,572             $ 64,741
    Direct-to-customer ......................               6,299                4,200
    Furniture ...............................               5,709                6,524
    Intersegment sales ......................              (5,678)              (5,813)
                                                         --------             --------
Consolidated net sales ......................              67,902               69,652
                                                         ========             ========
Income/(Loss) from operations
    Retail ..................................                 519                3,762
    Direct-to-customer ......................                (106)                 (37)
    Furniture ...............................                 404                  207
    Unallocated .............................              (9,394)              (9,443)
    Intersegment loss from operations .......                (852)                (872)
                                                         --------             --------
Consolidated loss from operations ...........            $ (9,429)            $ (6,383)
                                                         ========             ========

6. PRIVATE PLACEMENT AND APPOINTMENT OF NEW CEO

On March 21, 2001, we completed a sale of our preferred stock with net proceeds to us of approximately $13.7 million and appointed Mr. Gary Friedman as our new Chief Executive Officer. In addition, we sold Mr. Friedman 571,429 shares of our Common Stock at a price per share of $1.75 and Mr. Friedman exercised his option to purchase 1,200,000 shares of our common stock at a price of $1.75 per share for an aggregate sales price of approximately $3.1 million. Approximately $1.05 million was paid in cash by Mr. Friedman and $2.05 million was paid by Mr. Friedman in the form of a note.

CONVERTIBLE PREFERRED STOCK SERIES A AND REDEEMABLE PREFERRED STOCK SERIES B

Our Second Amended and Restated Certificate of Incorporation (the "Amended Certificate") authorizes 5,000,000 shares of preferred stock (the "Preferred Stock"). In connection with the private placement transaction in March 2001, the Board of Directors designated, by resolution, 28,037 shares of the undesignated Preferred Stock as Series A Preferred Stock ("Series A") and 21,217 shares of the undesignated Preferred Stock as Series B Preferred Stock ("Series B"). Each has a par value of $.0001 per share.

We entered into an Amended and Restated Series A and B Preferred Stock Purchase Agreement (the "Preferred Stock Purchase Agreement") dated as of March 21, 2001 with several investors, including Mr. Friedman who purchased 455 shares of the Series A and 545 shares of the Series B. Pursuant to the terms of the Preferred Stock Purchase Agreement, we received approximately $15.0 million in consideration for the sale of 6,820 shares of Series A and 8,180 shares of Series B, for $1,000 per share. Expenses relating to the transaction were approximately $1.3 million, resulting in net proceeds of $13.7 million. These proceeds from the equity financing are being used to repay existing indebtedness and for general corporate purposes.

CONVERTIBLE PREFERRED STOCK SERIES A ("SERIES A")

Convertibility

The Series A is immediately convertible at the option of the holder into shares of our common stock ("Common Stock"). The initial conversion formula is equal to the original issue price ($1,000) divided by $2.00 per share. Therefore, each share of Series A is initially convertible into 500 shares of Common Stock. The conversion price of the Series A is subject to certain adjustments for future dilutive events. The Series A, is not, however, convertible into more than 3,410,000 shares of Common Stock without the prior approval of our stockholders. We may require conversion of the Series A, in whole or in part, by sending written notice of the conversion to holders of Series A at any time after March 22, 2004 if the average closing price per share of the Common Stock for the 20 trading days ending three business days preceding the date that the request is sent exceeds three times the then-current conversion price of the Series A. Upon our notice of conversion, holders of Series A shall be deemed to have demanded registration of their shares of Series A. If such holders subsequently choose not to include their shares in the registration statement, they may request redemption of their shares of Series A, in which case we must redeem the shares of Series A in accordance with the terms of the Certificate of Designation of the Series A and Series B (the "Certificate of Designation"). Any such redemption would be for a redemption price of $1,000 plus all accrued and unpaid dividends. If the holders do not participate in the registration, but also do not request redemption, their shares will automatically convert into Common Stock.

The difference between the fair market value of $2.1875 per share on the closing date of the transaction and the conversion price of $2.00 per share resulted in a beneficial conversion charge of approximately $639,000 which was expensed in the first quarter of fiscal 2001.

Redemption

We may redeem the Series A, in whole or in part, at any time after March 22, 2006, on at least 30 days prior written notice requesting redemption, at a redemption price per share equal to the greater of (a) the average of the closing price per share of the Common Stock for 20 trading days ending three business days prior to the date that the written request is sent, or (b) $1,000 per share plus all accrued and unpaid dividends.

Dividends

If the Board of Directors declares a dividend, each share of Series A is entitled to dividends at the rate of $100 per share per annum. Such dividends are cumulative and deemed to have accrued from the original date of issuance of the Series A for purposes of the exercise of our mandatory redemption rights and the redemption rights of the holders of Series A in connection with our mandatory conversion rights described above and in the Certificate of Designation and the determining of the liquidation preferences of the holders of the Series A. Such dividends shall not be deemed to be cumulative and shall not be deemed to have so accrued upon any conversion of the Series A into Common Stock. Except for dividends payable to holders of the Series B, we shall not pay or declare any dividend on any Common Stock or any of our other securities that are junior to the Series A during any fiscal year unless and until full dividends on the Series A are declared and paid for such fiscal year. Net loss to common shareholders for the first quarter of 2001 includes a charge of approximately $84,000 for Series A dividends.

Voting

Holders of the Series A generally have the right to one vote for each share of Common Stock into which such Series A is convertible. Subject to the terms of the Preferred Stock Purchase Agreement and the Certificate of Designation, the holders of the Series A are entitled to elect two designees to the Board of Directors. At least one of the designees shall also be represented on all committees of the Board of Directors. In addition, the holders of Series A vote separately as a class in certain circumstances, including, without limitation, amendments to our Amended Certificate, our creation or issuance of any new class of securities having a preference senior to or on parity with the Series A, our declaration or payment of any dividends or other distributions on the Common Stock, or our entering into certain transactions involving a merger, consolidation, or sale of all or substantially all of our assets.

Liquidation Preference

If we were dissolved or liquidated, voluntarily or involuntarily, the holders of the Series A would be entitled to receive, prior and in preference to any distribution of our assets to the holders of any of our other equity securities, other than the Series B, an amount equal to the greater of: (a) $1,000 per share (as adjusted for any stock splits, stock dividends and recapitalizations) plus accrued and unpaid dividends; or (b) the amount which such holder of the Series A would have received assuming all shares of Series A had been converted into Common Stock at the then applicable conversion rate immediately prior to any such dissolution or liquidation. Subject to the preferential rights of the holders of Series B, if we have insufficient assets and funds to distribute to the holders of Series A their full liquidation preference, then all of our assets and funds legally available for distribution shall be distributed pro rata among the holders of the Series A in proportion to the preferential amount each such holder is entitled to receive.

In addition, certain events, including, without limitation, a sale of all or substantially all of our assets, or a change of control may, be designated by holders of Series A as a liquidation or dissolution, in which case, the above-described mechanisms for distribution of our assets are applicable.

REDEEMABLE PREFERRED STOCK SERIES B ("SERIES B")

Convertibility

The Series B is not convertible into Common Stock. The Series B shall be automatically converted on a one-for-one basis into Series A at such time as a majority of our stockholders approve the conversion. Upon stockholder approval, such conversion shall be deemed to have taken place on the original date of issuance of the Series A.

Because the Series B may be converted into Series A, the difference between the fair market value of $2.1875 per share on the closing date of the transaction and the conversion price of $2.00 per share resulted in a beneficial conversion charge of approximately $767,000 in the first quarter. This charge was accounted for as a reduction in the carrying value of the Series B Preferred, and an increase to paid-in-capital. The charge is being amortized over three years, and accordingly net loss to common shareholders for the first quarter of 2001 reflects a charge of approximately $20,000. At such time as the Series B stock is converted to Series A, the remaining, unamortized balance of the $767,000 beneficial conversion charge will be charged to common shareholders.

Redemption

We shall redeem all outstanding Series B on June 30, 2006. At any time and from time to time after March 22, 2004, the holders of the Series B may require us to redeem, at such holder's option, some or all of their shares of Series B. At any time and from time to time after March 22, 2004, we may redeem, at our option, some or all of the outstanding shares of Series B. The redemption price shall be $1,000 per share plus all accrued and unpaid dividends.

Dividends

The holders of Series B shall be entitled to receive a cumulative dividend of $200 per share per annum unless our stockholders approve the conversion feature of the Series B into Series A by August 31, 2001. The right to receive these dividends will accrue to holders of Series B even if we fail to declare or pay dividends for the Series B for any prior year. The dividend is payable in cash or, if our lenders do not approve a cash dividend, in additional shares of Series B. The dividend accrues from the date of issuance of the Series B and is first payable commencing on September 15, 2001. The payment of dividends on the Series B shall be payable in preference and priority to any payment of any dividend on the Common Stock, the Series A and any of our other equity securities. We shall not declare or pay a dividend or any other distribution in any fiscal year on any of our other equity securities, and we shall not purchase, redeem or otherwise acquire any of our other equity securities, unless and until full dividends on the Series B shall have been declared and paid for such fiscal year. Net loss to common shareholders for the first quarter of 2001 includes a charge of approximately $202,000 for Series B dividends.

Voting

Except for the rights to vote as a single class to approve certain actions as specifically provided in the Certificate of Designation, the holders of Series B do not have any voting rights.

Liquidation Preference

If we were dissolved or liquidated, voluntarily or involuntarily, the holders of Series B shall be entitled to receive, prior and in preference to any distribution of our assets to the holders of Common Stock or Series A, an amount per share equal to $1,000 (as adjusted for any stock splits, stock dividends and recapitalizations) plus accrued and unpaid dividends. If we have insufficient assets and funds to distribute to the holders of Series B their full liquidation preference, then all of our assets and funds legally available for distribution shall be distributed pro rata among the holders of the Series B in proportion to the preferential amount each such holder is entitled to receive.

In addition, certain events, including, without limitation, a sale of all or substantially all of our assets, or a change of control, may be designated by holders of Series B as a liquidation or dissolution, in which case, the above-described mechanisms for distribution of our assets are applicable.

STOCK OPTION GRANT AND COMMON STOCK PURCHASE

As a condition to the completion of the private placement transactions in March 2001, Mr. Friedman was named as our new Chief Executive Officer on March 21, 2001. We entered into a stock purchase agreement with Mr. Friedman, and, upon commencement of his employment, Mr. Friedman purchased 571,429 shares of Common Stock at $1.75 per share for a total purchase price of approximately $1.0 million. The difference between the fair market value of $2.1875 per share on the closing date of the private placement transaction and the purchase price of $1.75 per share results in a $250,000 charge that was expensed as compensation on the closing date.

Additionally, we granted Mr. Friedman an option to purchase 1,200,000 shares of Common Stock at $1.75 per share which he subsequently exercised. The terms of the option allow us to repurchase shares not fully vested at the time Mr. Friedman ceases, for any reason, to be our employee. The 1,200,000 shares vest and are no longer subject to our repurchase option at the rate of 33 1/3% upon completion of each year he is employed by us. The difference between the fair market value of $2.1875 per share on the closing date of the private placement transaction and the purchase price of $1.75 results in a $525,000 charge that will be expensed as compensation over the option's thirty-six month vesting period. Furthermore, we granted Mr. Friedman an option to purchase 200,000 shares of Common Stock at $6.00 per share. The 200,000 shares vest at the rate of 33-1/3% upon completion of each year he is employed by us.

The aggregate purchase price for Mr. Friedman's purchase of the Common Stock was approximately $3.1 million, of which approximately $1.05 million was paid in cash by Mr. Friedman and $2.05 million was paid by Mr. Friedman in the form of a note, dated March 22, 2001, evidencing a loan from us to Mr. Friedman. Pursuant to the terms of the note, the interest rate on the outstanding principal amount of the loan in the original principal amount of $2.05 million is 8.5% per annum, which interest is payable on the first, second and third anniversaries of the date of this note. The principal is due on March 22, 2004 but the due date may be accelerated due to a number of factors, including, Mr. Friedman's failure to make payments due under the note, expiration of the six-month period following the date Mr. Friedman ceases to be our employee as a result of termination for cause, or 90 days after the closing of an acquisition of the Company. The loan is a full recourse loan and is secured by shares of the common stock and preferred stock purchased by Mr. Friedman.

NET PROCEEDS

The net proceeds received from the sale of Series A and Series B in the private placement transactions in March 2001 and the sale of Common Stock to Mr. Friedman were approximately $14.75 million (after approximately $1.3 million in expenses).



7. STORE CLOSINGS

During the first quarter of 2001, we signed agreements with a third party to cancel leases and close three of our under-performing locations. In April 2001, we received cash compensation of $4 million for the closing of our Soho, NY store. In May 2001 the two additional stores were closed and we received an additional $1.3 million. The financial impact from these closings was not material.

8. SUBSEQUENT EVENT - $24.5 MILLION COMMON STOCK FINANCING

On May 21, 2001 we completed a private placement sale of 4,515,762 shares of our common stock at $5.43 per share, resulting in aggregate proceeds of approximately $24.5 million. As part of this private placement financing, we filed with the Securities and Exchange Commission on June 1, 2001 a registration statement on Form S-3 for the resale of the common stock acquired by these investors. We agreed to cause the registration statement to become effective within sixty days of such filing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THE THREE MONTHS (FIRST QUARTER) ENDED MAY 5, 2001 AS COMPARED TO THE THREE MONTHS (FIRST QUARTER) ENDED APRIL 29, 2000

Net Sales

        Net sales consist of the following components:

                                   FIRST                                FIRST
                                  QUARTER            % OF              QUARTER            % OF
                                   2001              TOTAL              2000              TOTAL
                                  -------            -----             -------            -----
                                                (IN THOUSANDS EXCEPT PERCENTAGES,
                                            PER-SHARE AMOUNTS AND RETAIL STORES DATA)
       Retail sales               $61,572             90.7%            $64,742             93.0%
       Direct-to-customer           6,299              9.3%              4,200              6.0%
       Furniture                       31              0.0%                710              1.0%
                                  -------            -----             -------            -----
       Total net sales            $67,902              100%            $69,652            100.0%
                                  =======            =====             =======            =====

Net sales for the first quarter of 2001, decreased $1.7 million, or 2.5%, over net sales for the first quarter of 2000. Net sales amounts include shipping fees. As of May 5, 2001, we operated 106 stores in 31 states, the District of Columbia and in Canada as compared to 96 stores as of April 29, 2000. The decrease in net sales is principally due to weak comparable store sales resulting from a difficult retail environment and a lack of customer acceptance of our merchandise offering.

Retail Sales

                                                                     2001                   2000
                                                                   ---------              ---------
                                                             (IN THOUSANDS EXCEPT PERCENTAGES, PER-SHARE
                                                                    AMOUNTS AND RETAIL STORES DATA)
                 Retail sales                                      $  61,572              $  64,742
                 Retail growth percentage                               (4.9%)                 14.5%
                 Comparable store sales growth                         (16.2%)                (14.4%)
                 Number of stores at end of period                       106                     96
                 Average selling sq. ft. per store                     6,566                  6,651
                 Store selling sq. ft. at end of period              695,972                638,522
                 Average net sales per sq. ft                      $   88.47              $  101.39

Retail sales in the first quarter of 2001 decreased by 4.9% as compared to the same period of the prior year primarily due to a decrease in comparable store sales. Comparable store sales are defined as sales from stores whose gross square footage did not change by more than 20% in the previous 12 months and which have been open at least 12 full months. Stores generally become comparable in their 13th full month of operation. In any given period, the set of stores comprising comparable stores may be different from the set of the comparable stores in the previous period, depending on when stores were opened. As of May 5, 2001 93 stores were included in the comparable sales calculation.

Average retail selling square footage decreased slightly in the first quarter of 2001 as compared to the first quarter of 2000, and average net sales per square foot decreased to $88.47 from $101.39 in the prior year. Average selling square footage per store is calculated by dividing total selling square footage by the number of stores open at the end of the reporting period. Average net sales per square foot is calculated by dividing total net sales by the weighted average selling square footage of stores opened during the reporting period.

Direct-to-Customer

Direct-to-customer sales consist of catalog and e-commerce sales. Net direct-to-customer sales in the first quarter of 2001 increased $2.1 million or 50% as compared to the first quarter of 2000. Sales from our website in the first quarter of 2001 were more than double the sales from our website for the same period of the prior year.

Furniture Sales

Furniture sales consist of Michaels' sales to external customers. Over the past 3 years, we have reduced Michaels' external sales to third-party customers so as to be able to increase production capacity for our stores and direct-to-customer businesses.

COST OF GOODS SOLD AND OCCUPANCY

Cost of goods sold and occupancy expenses expressed as a percentage of net sales increased 340 basis points to 78.3% in the first quarter of 2001 from 74.9% in the first quarter of 2000, primarily as a result of negative occupancy expense leverage associated with our decline in comparable store sales performance.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses expressed as a percentage of net sales increased 140 basis points, to 35.6% in the first quarter of 2001 from 34.2% in the first quarter of 2000. During the first quarter of 2001, we signed agreements with a third-party to cancel leases and close three of our under-performing locations. In April 2001, we received cash compensation of $4 million for the closing of our Soho, NY store. In May 2001 the two additional stores were closed and we received an additional $1.3 million. The financial impact from these closings was not material.

INTEREST AND OTHER EXPENSE, NET

Interest and other expense increased $2.1 million, to $3.0 million in the first quarter of 2001. This amount includes a non-cash charge of $1.5 million related to a mark to market of the 550,000 warrants outstanding which were issued in conjunction with the September 2000 amendment of our credit facility.

INCOME TAXES

Our effective tax benefit rate was 36.0% in the first quarter of 2001, as compared to a tax benefit rate of 41.0% in the first quarter of 2000. These rates reflect the effect of aggregate state tax rates based on a mix of retail sales and direct to customer sales in the various states in which we have sales revenue or conduct business.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities in the first quarter of 2001 increased $3.1 million to $12.4 million from $9.3 million in the first quarter of 2000. The increase resulted primarily from an increased net loss, increased payments for merchandise inventories, and an increase in the tax benefit receivable account as compared to the prior year, partially offset by increased cash from accounts receivable, an increase in accounts payable and accrued expenses, and a $1.5 million dollar non-cash charge related to a mark to market of the 550,000 warrants outstanding which were issued in conjunction with the September 2000 amendment of our credit facility.

Net cash from investing activities in the first quarter of 2001 increased $8.5 million, to a $3.4 million source of cash from a $5.1 million use of cash in the first quarter of 2000. As previously discussed, in the first quarter of 2001 we signed agreements with a third party to cancel leases and close three of our under-performing locations. In April 2001, we received cash compensation of $4 million for the closing of our Soho, NY store. In May 2001 the two additional stores were closed and we received an additional $1.3 million. Capital expenditures in the first quarter of 2001 decreased $4.4 million as compared to the same period of the prior year. During the current period, the Company opened one new store location in Santa Clara, CA. In the first quarter of the prior year, expenditures included two new stores and the Baltimore, MD facility.

Net cash provided by financing activities was $9.2 million through the first quarter of 2001 as compared to $12.1 million through the first quarter of 2000. In March of 2001 we completed a preferred stock financing, appointed a new CEO and amended our credit facility. These transactions accounted for the majority of the cash from financing activities in the first quarter of 2001. In the first quarter of 2000, substantially all of the cash provided by financing activities was from borrowings under our line of credit facility.

Pursuant to our senior secured credit facility, as amended in March 2001, we have a line of credit of up to a maximum of $89.0 million with amounts available for letters of credit under the line up to a maximum of $20.0 million. The availability under the credit agreement is limited by reference to a borrowing base calculation, based upon eligible inventory and accounts receivable. Moreover, the amount available under the credit facility is typically much less than the $89.0 million stated maximum limit of the facility because the availability of eligible collateral for purposes of the borrowing base limitations in the credit facility usually reduces the overall credit amount otherwise available at any given time. The agreement contains restrictive covenants, including capital expenditure limits. As of May 5, 2001 we believe we were in compliance with the covenants under the credit facility and we had outstanding $33.5 million in loans (net of debt issuance costs of $3.2 million) and $3.5 million in outstanding letters of credit. The credit facility expires on June 30, 2003.

As of March 21, 2001 we completed a preferred stock financing with a number of investors, pursuant to which the investors paid us an aggregate of $15 million in consideration for (1) 6,820 shares of our Series A Preferred Stock at a price of $1,000 per share, convertible into shares of our common stock, at an initial conversion price of $2.00 per common share, and (2) 8,180 shares of our Series B Preferred Stock, at a price of $1,000 per share. Expenses relating to the transaction were approximately $1.3 million, resulting in net proceeds of $13.7 million. The conversion price of the Series A Preferred Stock may be subject to certain adjustments. The investors may not convert their shares of Series A Preferred Stock to the extent the number of shares of our common stock issued upon such conversion or exercise would exceed 3,410,000 shares, a number calculated to be less than 20% of the total number of shares of our common stock outstanding on March 21, 2001, unless and until we receive approval of our stockholders at an annual stockholder meeting to be held on July 11, 2001 with respect to the issuance as required by NASD Rule 4350. The Series B Preferred Stock is not convertible into common stock and is not initially convertible into our Series A Preferred Stock. However, the Series B Preferred Stock will be automatically converted into Series A Preferred Stock at such time as our shareholders approve such conversion.

For additional discussion of the rights, preferences and restrictions related to the Series A and B Preferred Stock, refer to footnote 6 of the condensed consolidated financial statements.

In connection with an amendment to our credit facility in September 2000, we issued putable warrants for the purchase of 394,167 shares of our common stock to Goldman, Sachs & Co. and 155,833 shares of our common stock to Enhanced Retail Funding, LLC, each at $3.75 per share. The warrants expire on September 27, 2005. In connection with the March 2001 preferred stock financing, we amended our credit facility and the warrants covering 200,000 of the 550,000 shares of common stock were repriced to $2.00 per share. The fair value of the warrants is calculated each quarter using the Black-Scholes method. For the first quarter of 2001, the revaluation of the warrants resulted in a non-cash charge to interest expense of $1.5 million.

As further discussed in "Subsequent Events," in May 2001 we received an additional $24.5 million (before $500,000 in estimated fees) through a common stock financing.

We currently believe that the combination of the infusion of capital from the March 2001 preferred stock financing, the May 2001 common stock financing, cash flow from our operations and funds available under our credit facility will satisfy our expected working capital and capital expenditure requirements for at least the next 12 months. However, adverse developments concerning our sales performance or the availability of credit under our credit facility due to covenant limitations or other factors could limit the overall availability of funds to us. Moreover, we may not have successfully anticipated our future capital needs and, should the need arise, additional sources of financing may not be available or, if available, may not be on terms favorable to us or our stockholders.

SUBSEQUENT EVENT - $24.5 MILLION COMMON STOCK FINANCING

On May 21, 2001 we completed a private placement sale of 4,515,762 shares of our common stock at $5.43 per share, resulting in aggregate proceeds of approximately $24.5 million. As part of this private placement financing, we filed with the Securities and Exchange Commission on June 1, 2001 a registration statement on Form S-3 for the resale of the common stock acquired by these investors. We agreed to cause the registration statement to become effective within sixty days of such filing.

FACTORS THAT MAY AFFECT FUTURE RESULTS

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

A variety of factors affect our comparable store sales including, among other things, the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise mix, promotional events, the impact of competition and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past and we believe that such fluctuations may continue. Our comparable store net sales decreased 1% in fiscal 2000, and increased 0.8% in fiscal 1999 and increased 12.3% in fiscal 1998. Comparable store sales decreased 16.2% for the first quarter of the fiscal year ending February 2, 2002. Past comparable store sales results may not be indicative of future results. As a result, the unpredictability of our comparable store sales may cause our revenues and operating results to vary quarter to quarter, and an unanticipated decline in revenues may cause our stock price to fluctuate.

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

A disruption in any of our three distribution centers' operations would materially affect our operating results.

The distribution functions for our stores are currently handled from our facilities in Hayward and Tracy, California and Baltimore, Maryland. Any significant interruption in the operation of any of these facilities would have a material adverse effect on our financial condition and results of operations. Moreover, a failure to successfully coordinate the operations of these facilities also could have a material adverse effect on our financial condition and results of operations.

We are dependent on external funding sources.

We, like other emerging-growth retailers, rely significantly on external funding sources to finance our operations and growth. Any reduction in cash flow from operations could increase our external funding requirements to levels above those currently available to us. While we currently have in place a $89.0 million credit facility, the amount available under this facility is typically much less than the $89.0 million stated maximum limit of the facility because the availability of eligible collateral for purposes of the borrowing base limitations in the credit facility usually reduces the overall credit amount otherwise available at any given time. We currently believe that the combination of the March 2001 preferred stock financing, the May 2001 common stock financing, our cash flow from operations and funds available under our credit facility will satisfy our capital requirements for at least the next 12 months. However, continued weakening of, or other adverse developments concerning our sales performance or adverse developments concerning the availability of credit under our credit facility due to covenant limitations or other factors could limit the overall availability of funds to us. In particular, we may experience cash flow shortfalls in the future and any increase in external funding required by these shortfalls may not be available to us.

Because our business requires a substantial level of liquidity, we are dependent upon a credit facility with numerous restrictive covenants that limit our flexibility.

Our business requires substantial liquidity in order to finance inventory purchases, the employment of sales personnel for the peak holiday period, publicity for the holiday buying season and other similar advance expenses. In addition, other activities such as expenses of our direct-to-customer business may require additional capital expenditures. We currently have in place a credit facility with a syndicate of lenders, which include, among others, Fleet Capital Corporation. Over the past several years, we have entered into numerous modifications of this credit facility, primarily to address changes in the covenant requirements to which we are subject. The most recent amendment of our credit facility occurred in March 2001 in connection with our Series A and B preferred stock financing. As a result of that amendment, the credit facility now provides us with a line of credit of up to a maximum of $89.0 million, with amounts available for letters of credit under the line up to a maximum of $20.0 million. However, covenants in the credit facility include, among others, ones that limit our ability to incur additional debt, make liens, make investments, consolidate, merge or acquire other businesses and sell assets, pay dividends and other distributions, and enter into transactions with affiliates. These covenants restrict numerous aspects of our business. Moreover, financial performance covenants require us, among other things, not to exceed particular capital expenditure limits. The credit facility also includes a borrowing base formula to address the availability of credit under the facility at any given time based upon numerous factors, including eligible inventory and eligible accounts receivable (subject to the overall maximum cap on total borrowings). Consequently, the availability of eligible collateral for purposes of the borrowing base formula may limit our ability to borrow under the credit facility. Moreover, failure to comply with the terms of the credit facility would entitle the secured lenders to foreclose on our assets, including our accounts, inventory, general intangibles, equipment, goods, fixtures and chattel paper. The secured lenders would be repaid from the proceeds of the liquidation of those assets before the assets would be available for distribution to other creditors and, lastly, to the holders of our capital stock. Our ability to satisfy the financial and other restrictive covenants may be affected by events beyond our control.

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

We have increasing interest and other expense which may impact our future operations.

High levels of interest and other expense have had and could have negative effects on our future operations. Interest expense and other, which is net of interest income and includes amortization of debt issuance costs, and mark to market of warrant derivative interest expense on borrowings under our credit facility, increased $4.4 million to $5.8 million for the fiscal year ended February 3, 2001 from $1.4 million for the fiscal year ended January 29, 2000. For the fiscal year ended January 29, 2000, interest expense increased only $0.5 million to $1.4 million. The increase in interest expense in the past fiscal year resulted from both an increase in the average borrowings outstanding and an increase in the average interest rate. However, cash generated from our operations was not sufficient to cover operating expenses and capital expenditures. Consequently, we were required to make continuous borrowings under our credit facility during the fiscal year ended February 3, 2001. While our credit facility was amended in March 2001 to provide us with a more favorable interest rate, a substantial portion of our cash flow from operations must be used to pay our interest expense and will not be available for other business purposes. The first quarter interest expense for the fiscal year ending February 2, 2002 increased $2.1 million to $3.0 million from the same period of 2000. Interest expense continues to be a significant use of our available cash. Our ability to meet our debt and other obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors. In addition, we may need to incur additional indebtedness in the future. Many of these factors are beyond our control. We cannot assure you that our business will generate sufficient cash flow or that future financings will be available to provide sufficient proceeds to meet our obligations or to service our total debt.

We are subject to trade restrictions and other risks associated with our dependence on foreign imports for our merchandise.

During the fiscal year ended February 3, 2001, we purchased approximately 18% of our merchandise directly from vendors located abroad and expect that such purchases will increase as a percentage of total merchandise purchases for the fiscal year ending on February 2, 2002. As an importer, our future success will depend in large measure upon our ability to maintain our existing foreign supplier relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them. Additionally, many of our imported products are subject to existing duties, tariffs and quotas that may limit the quantity of some types of goods which we may import into the United States. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, changes in import duties, tariffs and quotas, loss of "most favored nation" trading status by the United States in relation to a particular foreign country, work stoppages, delays in shipments, freight cost increases, economic uncertainties, including inflation, foreign government regulations, and political unrest and trade restrictions, including United States retaliating against protectionist foreign trade practices. If any of these or other factors were to render the conduct of business in particular countries undesirable or impractical, our financial condition and results of operations could be materially adversely affected.

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

Increased investments related to our direct-to-customer business may not generate a corresponding increase in profits to our business.

We may invest additional resources in the expansion of direct-to-customer business which could increase the risks associated with aspects of this business. While we out-source the fulfillment aspects of this segment, including telemarketing, customer service and distribution, to New Roads Corporation, increased efforts in our direct-to-customer business could result in material changes in our operating costs, including increased merchandise inventory costs and costs for paper and postage associated with the distribution and shipping of catalogs and product. Although we intend to attempt to mitigate the impact of these increases by improving efficiencies, we cannot assure you that cost increases associated with direct-to-customer business will not have an adverse effect on the profitability of our business.

We may not be able to successfully anticipate changes in consumer trends and our failure to do so may lead to loss of sales revenues and closing of under-performing stores.

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

We believe there is a lifestyle trend toward increased interest in home renovation and interior decorating, and we further believe we are benefiting from such a trend. The failure of this trend to materialize or a decline in such a trend could adversely affect consumer interest in our major product lines. Moreover, our products must appeal to a broad range of consumers whose preferences cannot always be predicted with certainty and may change between sales seasons. If we misjudge either the market for our merchandise or our customers' purchasing habits, we may experience a material decline in sales or be required to sell inventory at reduced margins. We could also suffer a loss of customer goodwill if we do not adhere to our quality control or service procedures or otherwise fail to ensure satisfactory quality of our products. These outcomes may have a material adverse effect on our business, operating results and financial condition.

A material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise trends and consumer demands may further require us to close under-performing stores. The closure of such stores would subject us to additional costs including but not limited to taking reserves on impaired assets, loss of goodwill and costs associated with outstanding lease obligations.

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

We believe that there currently is a general trend in the economy of weakening retail sales, and we further believe that we may continue to be hurt by this trend. In particular, a weakening environment for retail sales could adversely affect consumer interest in our major product lines. Our comparable store net sales decreased 1% for the fiscal year ended February 3, 2001. Our first quarter sales for the fiscal year ending February 2, 2002 decreased 2.5% from the same period of the prior year. The success of our business depends to a significant extent upon the level of consumer spending, and a number of economic conditions affect the level of consumer spending on merchandise that we offer, including, among other things, the general state of the economy, general business conditions, the level of consumer debt, interest rates, taxation and consumer confidence in future economic conditions. More generally, reduced consumer confidence and spending may result in reduced demand for our products and limitations on our ability to increase prices. They also may require increased levels of selling and promotional expenses. Adverse economic conditions and any related decrease in consumer demand for discretionary items such as those offered by us could have a material adverse effect on our business, results of operations and financial condition.

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

We cannot predict the effect, if any, that future sales of shares of our common stock or the availability for future sale of shares of our common stock or securities convertible into or exercisable for our common stock will have on the market price of our common stock prevailing from time to time. For example, investors in our Series A and B preferred stock financing have been granted demand registration rights under an investor rights agreement pursuant to which they may make a demand on us at any time beginning September 17, 2001 to register in excess of 8 million shares of our common stock, assuming that our stockholders approve the conversion feature of our Series B preferred stock into Series A preferred stock. Additionally, in connection with our May 2001 common stock financing, we filed a registration statement on Form S-3 with the Securities and Exchange Commission on June 1, 2001, to register approximately
4.5 million shares of our common stock acquired by the investors in the financing. We agreed to cause the registration statement to become effective within sixty days of the filing. Sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options or warrants, or the conversion of our preferred stock, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our common stock and could materially impair our future ability to raise capital through an offering of equity securities.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q contains "forward looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include statements as to our plans to open additional stores, the results of strategic initiatives, the anticipated performance of new stores, the impact of competition and other statements containing words such as "believes," "anticipates," "estimates," "expects," "may," "intends," and words of similar import or statements of management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause the actual results, market performance or our achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, changes in economic or business conditions in general, changes in product supply, fluctuations in comparable store sales, limitations resulting from restrictive covenants in our credit facility, failure to anticipate changes in consumer trends, loss of key vendors, changes in the competitive environment in which we operate, competition for and the availability of sites for new stores, changes in our management information needs, changes in management, failure to raise additional funds when required, changes in customer needs and expectations and governmental actions. We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to our market risk as disclosed in our report on Form 10-K filed for the fiscal year ended February 3, 2001.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

CHANGES IN SECURITIES

As of March 21, 2001, we completed a preferred stock financing with a number of investors, pursuant to which we sold 6,820 shares of Series A Preferred Stock and 8,180 shares of Series B Preferred Stock. The rights, preferences and restrictions relating to the Series A and B Preferred Stock set forth in footnote 6 of the condensed consolidated financial statements in Part I of this quarterly report on Form 10-Q is incorporated by reference in this Part II,
Item 2 of the same report.

SALE OF UNREGISTERED SECURITIES

We entered into an Amended and Restated Series A and B Preferred Stock Purchase Agreement, dated as of March 21, 2001, with several investors, in which we sold 6,820 shares of Series A Preferred Stock and 8,180 shares of Series B Preferred Stock, each for $1,000 per share, for an aggregate proceeds to us of approximately $15.0 million. The sale of these securities was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act, and was made without general solicitation or advertising.

We granted our new Chief Executive Officer, Gary Friedman, an option to purchase
1.2 million shares of common stock at $1.75 per share which he subsequently exercised for an aggregate purchase price of $2.1 million pursuant to a non-statutory stock option early exercise stock purchase agreement, dated as of March 18, 2001. We also granted Mr. Friedman an option to purchase 200,000 shares of common stock at $6.00 per share pursuant to a notice of grant of stock option, dated as of March 18, 2001. The 200,000 shares vest at the rate of 33-1/3% upon completion of each year he is employed by us. Furthermore, we sold to Mr. Friedman 571,429 shares of common stock at $1.75 per share for an aggregate purchase price of approximately $1.0 million pursuant to a stock purchase agreement, dated as of March 18, 2001. The sale or grant of these securities was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act, and was made without general solicitation or advertising.

We granted Keith Belling an option to purchase 28,571 shares of common stock at $1.75 per share pursuant to a notice of grant of stock option, dated as of March 13, 2001. The 28,571 shares are subject to immediate vesting.

In September 2000, as part of an amendment to our credit facility, warrants to purchase 550,000 shares of common stock were issued to the lenders. In connection with an amendment to the credit facility in March 2001, we repriced the warrants covering 200,000 of the 550,000 shares of common stock from $3.75 to $2.00 per share. The original issuance of the warrants was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act, and were made without general solicitation or advertising.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits


EXHIBIT NUMBER                               DOCUMENT DESCRIPTION
--------------   ---------------------------------------------------------------

    3.1          Amended and Restated Certificate of Incorporation(1)

    3.2          Bylaws, as amended to date(2)

    4.1          Reference is made to Exhibit 3.1

    4.2          Reference is made to Exhibit 3.2

    4.3          Specimen Common Stock Certificate(1)

    4.4          Specimen Series A Preferred Stock Certificate(4)

    4.5          Specimen Series B Preferred Stock Certificate(4)

    4.6          Certificate of Designation of Series A and Series B Preferred
                 Stock(4)

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

   10.11         Standard Industrial/Commercial Multi-Tenant Lease, dated May
                 12, 1997, between the Company and Mortimer B. Zuckerman(1)

   10.12         Fourth Amended and Restated Loan and Security Agreement, dated
                 April, 1998(1)

   10.13         Second Amendment to the Fourth Amended and Restated Loan and
                 Security Agreement, dated October, 1998(2)

   10.14         Fifth Amended and Restated Loan and Security Agreement, dated
                 February 2, 2000(3)

   10.15         First Amendment to the Fifth Amended and Restated Loan and
                 Security Agreement, dated March 31, 2000(3)

   10.18         Amended and Restated Investors Rights Agreement, dated as of
                 March 21, 2001, between the Company and the Series A and B
                 Preferred Stock investors(4)

   10.19         Amended and Restated Series A and B Preferred Stock Purchase
                 Agreement dated as of March 21,2001, between the Company and the Series A and B Preferred Stock investors(4)

   10.20         Third Amendment to the Sixth Amended and Restated Loan and
                 Security Agreement date as of March 21, 2001(4)

   10.30         Offer of Employment Letter for Mr. Friedman dated as of March
                 15, 2001(4)

   10.31         Compensation and Severance Agreement between the Company and
                 Gary G. Friedman, effective as of March 21, 2001(4)

   10.32 Stock Pledge Agreement between the Company and Mr. Friedman, dated as of March 22, 2001(4)

   10.33         Stock Purchase Agreement between the Company and Gary G.
                 Friedman, dated as of March 18, 2001(4)

   10.34         Early Exercise Stock Purchase Agreement between the Company and
                 Gary G. Friedman, dated as of March 18, 2001(4)

   10.35 Note Secured by Stock between the Company and Gary G. Friedman, dated as of March 22, 2001(4)

   10.36 Notice of Grant of Stock Option for Gary G. Friedman, dated as of March 18, 2001(4)

   10.37         Stock Option Agreement between the Company and Gary G.
                 Friedman, dated as of March 18, 2001(4)

   10.38         Separation Agreement and Release between the Company and Thomas
                 Christopher, dated as of March 20, 2001(5)

   10.39         Amended and Restated Promissory Note between the Company and
                 Thomas Christopher, dated as of May 1, 2001(5)

   10.40 Severance Agreement between the Company and Stephen J. Gordon, effective as of March 21, 2001(5)

   21            List of Subsidiaries(5)

--------------
(1) Incorporated by reference to the exhibit with the same number filed with the Company's Registration Statement on Form S-1 (File No. 333-51027) filed on June 17, 1998.
(2) Incorporated by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q (File No. 000-24261) for the quarterly period ended October 31, 1998, filed on December 15, 1998.
(3) Incorporated by reference to the exhibit filed as Exhibit 10.12 and Exhibit 10.13, respectively, with the Company's Annual Report on Form 10-K (File
    No. 000-24261) for the fiscal year ended January 29, 2000, filed on April 27, 2000.
(4) Incorporated by reference to the exhibit with the same number filed with the Company's Report on Form 8-K (File No. 000-24261) filed on April 2, 2001.
(5) Incorporated by reference to the exhibit with the same number filed with the Company's Annual Report on Form 10-K (File No. 000-24261) for the fiscal year ended February 3, 2001, filed on May 4, 2001.
 +  Management contract, compensatory plan or arrangement.

(b)     Reports on Form 8-K

On March 21, 2001 we filed a current report on Form 8-K dated March 20, 2001, reporting that we completed a sale of our Series A and B Preferred Stock, appointed a new Chief Executive Officer and amended our credit facility.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Signatures

                                Restoration Hardware, INC.


Date:  June 19, 2001            By: /s/ GARY FRIEDMAN
                                    --------------------------------
                                    Gary Friedman
                                    Chief Executive Officer


Date:  June 19, 2001            By: /s/ WALTER PARKS
                                    --------------------------------
                                    Walter Parks
                                    Chief Administrative Officer
                                    (Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT NUMBER                   DOCUMENT DESCRIPTIONS
--------------                   ---------------------
    3.1            Amended and Restated Certificate of Incorporation(1)

    3.2            Bylaws, as amended to date(2)

    4.1            Reference is made to Exhibit 3.1

    4.2            Reference is made to Exhibit 3.2

    4.3            Specimen Common Stock Certificate(1)

    4.4            Specimen Series A Preferred Stock Certificate(4)

    4.5            Specimen Series B Preferred Stock Certificate(4)

    4.6            Certificate of Designation of Series A and Series B Preferred
                    Stock(4)

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

    10.12 Fourth Amendment and Restated Loan and Security Agreement, dated April, 1998(1)

    10.13           Second Amendment to the Fourth Amended and Restated Loan and
                    Security Agreement, dated October, 1998(2)

    10.14 Fifth Amended and Restated Loan and Security Agreement, dated February 2, 2000(3)

    10.15           First Amendment to the Fifth Amended and Restated Loan and
                    Security Agreement, dated March 31, 2000(3)

    10.18           Amended and Restated Investors Rights Agreement, dated as of
                    March 21, 2001, between the Company and the Series A and B
                    Preferred Stock investors(4)

    10.19           Amended and Restated Series A and B Preferred Stock Purchase
                    Agreement dated as of March 21, 2001, between the Company and the Series A and B Preferred Stock investors(4)

    10.20           Third Amendment to the Sixth Amended and Restated Loan and
                    Security Agreement date as of March 21, 2001(4)

EXHIBIT NUMBER                DOCUMENT DESCRIPTION
--------------                --------------------
    10.30         Offer of Employment Letter for Mr. Friedman dated as of March
                  15, 2001(4)

    10.31         Compensation and Severance Agreement between the Company and
                  Gary G. Friedman, effective as of March 21, 2001(4)

    10.32 Stock Pledge Agreement between the Company and Mr. Friedman, dated as of March 22, 2001(4)

    10.33         Stock Purchase Agreement between the Company and Gary G.
                  Friedman, dated as of March 18, 2001(4)

    10.34 Early Exercise Stock Purchase Agreement between the Company and Gary G. Friedman, dated as of March 18, 2001(4)

    10.35         Note Secured by Stock between the Company and Gary G.
                  Friedman, dated as of March 22, 2001(4)

    10.36 Notice of Grant of Stock Option for Gary G. Friedman, dated as of March 18, 2001(4)

    10.37         Stock Option Agreement between the Company and Gary G.
                  Friedman, dated as of March 18, 2001(4)

    10.38         Separation Agreement and Release between the Company and
                  Thomas Christopher, dated as of March 20, 2001(5)

    10.39         Amended and Restated Promissory Note between the Company and
                  Thomas Christopher, dated as of May 1, 2001(5)

    10.40         Severance Agreement between the Company and Stephen J.
                  Gordon, effective as of March 21, 2001(5)

    21            List of Subsidiaries(5)

--------------
(1) Incorporated by reference to the exhibit with the same number filed with the Company's Registration Statement on Form S-1 (File No. 333-51027) filed on June 17, 1998.

(2) Incorporated by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q (File No. 000-24261) for the quarterly period ended October 31, 1998, filed on December 15, 1998.

(3)  Incorporated by reference to the exhibit filed on Exhibit 10.12 and
     Exhibit 10.13, respectively, with the Company's Annual Report on Form 10-K (File No. 000-24261) for the fiscal year ended January 29, 2000, filed on April 27, 2000.

(4) Incorporated by reference to the exhibit with the same number filed with the Company's Report on Form 8-K (File No. 000-24261) filed on April 2, 2001.

(5) Incorporated by reference to the exhibit with the same number filed with the Company's Annual Report on Form 10-K (File No. 000-24261) for the fiscal year ended February 3, 2001, filed on May 4, 2001.

+    Management contract, compensatory plan or arrangement.