Form 10-Q
period 2001-08-04
RESTORATION HARDWARE INC
filed 2001-09-18
CIK 863821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 4, 2001

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO_____________.

COMMISSION FILE NUMBER 333-51027

RESTORATION HARDWARE, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	68-0140361 (I.R.S. EMPLOYER ID NO.)

15 KOCH ROAD, SUITE J, CORTE MADERA, CA 94925
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE (415) 924-1005

     Indicate by check [x] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days [X] Yes [   ] No

     As of September 7, 2001, 23,808,594 shares of the registrant’s common stock were outstanding.

FORM 10-Q

FOR THE QUARTER ENDED AUGUST 4, 2001

INDEX

PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (unaudited)

Balance Sheets as of August 4, 2001, February 3, 2001 and July 29, 2000	3

Statements of Operations for the three and six months Ended August 4, 2001 and July 29, 2000	4

Statements of Cash Flows for the six months ended August 4, 2001 and July 29, 2000	5

Notes to Condensed Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	28

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	28

ITEM 2. Changes in Securities and Use of Proceeds

ITEM 4. Submission of Matters to a Vote of Security Holders	28

ITEM 6. Exhibits and Reports on Form 8-K	30

SIGNATURE PAGE	31

EXHIBIT INDEX	32

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)

	August 4,	February 3,	July 29,
	2001	2001	2000

ASSETS

Current assets

Cash and cash equivalents	$2,603	$2,610	$2,408

Accounts receivable	4,187	8,069	5,300

Merchandise inventories	80,526	81,123	88,102

Prepaid expense	8,879	7,954	8,532

Tax benefit receivable	8,899	0	5,778

Total current assets	105,094	99,756	$110,120

Property and equipment, net	105,388	117,186	114,216

Goodwill	4,668	4,776	4,894

Other long term assets	7,194	7,217	4,022

Total assets	$222,344	$228,935	$233,252

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$37,113	$43,321	$51,063

Current portion of deferred lease incentives	4,530	4,575	4,030

Revolving line of credit and short term debt	3	5,730	3

Other current liabilities	7,573	8,494	5,371

Total current liabilities	49,219	62,120	60,467

Long-term debt	1,356	612	300

Long-term line of credit	14,842	33,128	49,062

Long-term portion of deferred lease incentives	39,371	41,944	38,418

Deferred rent	11,784	10,787	9,485

Total liabilities	116,572	148,591	157,732

Series A convertible preferred stock	14,170	0	0

Stockholders’ equity:

Common stock, $.0001 par value; 40,000,000 shares authorized; 23,807,242, 17,100,142 and 17,027,332 issued and outstanding, respectively	124,366	94,901	94,697

Shareholder loan	(2,050)	0	0

Accumulated deficit	(30,714)	(14,557)	(19,177)

Total stockholders’ equity	91,602	80,344	75,520

Total liabilities, convertible preferred stock and stockholders’ equity	222,344	$228,935	$233,252

See Notes to Condensed Consolidated Financial Statements

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	August 4,	July 29,	August 4,	July 29,
	2001	2000	2001	2000

Net sales	$74,780	$72,247	$142,681	$141,899

Cost of sales and occupancy	59,541	53,242	112,697	105,422

Gross profit	15,239	19,005	29,984	36,477

Selling, general and administrative expenses	24,492	23,663	48,667	47,518

Loss from operations	(9,253)	(4,658)	(18,683)	(11,041)

Interest and other expense, net	(427)	(1,135)	(3,386)	(2,030)

Loss before income taxes	(9,680)	(5,793)	(22,069)	(13,071)

Income tax benefit	3,487	2,376	7,947	5,358

Net loss	(6,193)	(3,417)	(14,122)	(7,713)

Amounts allocable to convertible Preferred Stock	(1,122)	0	(2,067)	0

Loss available to common stockholders	$(7,315)	$(3,417)	$(16,189)	$(7,713)

Loss per share, basic and diluted	($0.31)	($0.20)	($0.80)	($0.45)

Weighted average shares basic and diluted	23,557	17,027	20,327	16,991

See Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended

	August 4,	July 29,
	2001	2000

Cash flows from operating activities:

Net loss	$(14,122)	$(7,713)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	8,831	7,179

Change in fair value of warrant derivative	773	—

Other	43	—

Changes in assets and liabilities:

Accounts receivable	3,881	1,252

Merchandise inventories	(495)	(2,201)

Prepaid expenses and other assets	(925)	(889)

Accounts payable and accrued expenses	(6,206)	5,678

Taxes payable/receivable	(8,899)	(6,556)

Other current liabilities	(1,109)	(374)

Deferred rent	1,268	1,416

Deferred lease incentives and other long-term liabilities	(1,728)	721

Net cash used in operating activities	(18,688)	(1,487)

Cash flows from investing activities:

Proceeds from store closing agreements	5,325	—

Capital expenditures	(991)	(12,576)

Purchase of subsidiary	—	(91)

Foreign currency exchange gain (loss)	32	(24)

Net cash provided by (used in) investing activities	4,366	(12,691)

Cash flows from financing activities:

Net proceeds from private placement of preferred stock	13,511	—

Net proceeds from private placement of common stock	24,357	—

Borrowings/repayments under revolving line of credit — net	(17,719)	11,615

Debt issuance costs	(1,150)	—

Principal payments — capital lease obligations	(29)	(50)

Borrowings (repayments) on long term debt, net	(6,000)	15

Issuance of common stock	1,345	379

Net cash provided by financing activities	14,315	11,959

Net decrease in cash and cash equivalents	(7)	(2,219)

Cash and cash equivalents:

Beginning of period	2,610	4,627

End of period	$2,603	$2,408

Non-cash transactions:

Shareholder loan	$2,050	—

Amounts allocable to convertible preferred stock	$1,122	—

     See Notes to Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 4, 2001 AND JULY 29, 2000

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business:

Restoration Hardware, Inc., a Delaware corporation, together with its subsidiaries, is a specialty retailer of high-quality home furnishings, decorative accessories and hardware. These products are sold through retail locations, catalogs and the Internet. As of August 4, 2001, we operated 104 retail stores in 31 states, the District of Columbia and Canada.

Basis of Presentation:

The accompanying interim condensed consolidated financial statements have been prepared from our records without audit and, in management’s opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at August 4, 2001, February 3, 2001 and July 29, 2000 results of operations for the three and six months ended August 4, 2001 and July 29, 2000, and cash flows for the six months ended August 4, 2001 and July 29, 2000. The balance sheet at February 3, 2001, as presented, has been derived from our audited financial statements for the year then ended. Certain reclassifications have been made to the 2000 presentation to conform to the 2001 presentation.

Our accounting policies are described in Note 1 to the audited consolidated financial statements for the year ended February 3, 2001. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, for the year ended February 3, 2001.

The results of operations for the three and six months presented herein are not necessarily indicative of the results to be expected for the full year.

2. RECENTLY ISSUED ACCOUNTING STANDARDS

Effective February 4, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value.

In accordance with the provisions of SFAS No. 133, as amended, in the second quarter of fiscal 2001 we recorded a non-cash credit to interest expense of $700,000 to reflect the change in fair value through August 4, 2001 of the 550,000 putable warrants outstanding which were issued in conjunction with the September 2000 amendment of our credit facility, discussed below. For the first six months of fiscal 2001, the fair value adjustment was a non-cash charge to interest expense of $773,000. The fair value of the warrants will continue to be marked to market until the earlier of the date the warrants are converted into common stock, or the expiration of the warrants on September 27, 2005.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. We do not expect the adoption of SFAS 141 to have an impact on the financial position, results of operations or cash flows of the Company.

In June 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. We will adopt SFAS No. 142 for its fiscal year beginning February 3, 2002. Upon adoption of SFAS 142, we will stop our amortization of goodwill with a net carrying value of $4,560,000 at February 2, 2002 and annual amortization of $215,000 that resulted from business combinations initiated prior to the adoption of SFAS 141, Business Combinations. We will evaluate goodwill under the SFAS 142 transitional impairment test and have not yet determined whether or not there is an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

3. REVOLVING LINE OF CREDIT

During the second quarter of fiscal 2001, we permanently paid down Tranche C of our amended credit facility. As a result, our amended credit facility now provides for an overall commitment of $85.0 million, including up to $20.0 million for letters of credit. Maximum borrowings under the credit agreement are limited by reference to a borrowing base calculation, based upon eligible inventory and accounts receivable. Maximum borrowings under the credit facility are typically much less than the $85.0 million stated maximum limit of the facility, because the availability of eligible collateral for purposes of the borrowing base limitations in the credit facility usually reduces the overall credit amount otherwise available at any given time. The agreement contains restrictive covenants, including capital expenditure limits, and minimum availability requirements based on seasonality.

As of August 4, 2001 we believe we were in compliance with the covenants under the credit facility, and we had outstanding $14.8 million in loans (net of debt issuance costs of $2.9 million) and $8.6 million in outstanding letters of credit. The credit facility expires on June 30, 2003.

In September 2000, as part of an amendment to the then-existing credit facility, warrants to purchase 550,000 shares of Common Stock were issued to the lenders. The warrants contain a put feature which makes them subject to the rules of derivative accounting discussed above.

4. EARNINGS PER SHARE

Basic earnings per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares to be issued through stock options, warrants and other convertible securities. The potential dilutive effects of 1,562,608 shares of common stock subject to outstanding stock options, 550,000 shares of common stock subject to outstanding warrants and 7,500,000 shares of common stock reserved for conversion of the Series A Preferred Stock are excluded from the diluted earnings per share calculation for the period ended August 4, 2001, and 498,938 shares of common stock subject to outstanding stock options are excluded from the diluted earnings per share for the period ended July 29, 2000, because their inclusion in net loss periods would be anti-dilutive to earnings per share.

5. SEGMENT REPORTING

We classify our business interests into three identifiable segments: retail, direct-to-customer and furniture. The retail segment includes revenue and expense associated with our retail locations. The direct-to-customer segment includes all revenue and expense associated with our catalog and e-commerce operations. The furniture segment includes all revenue and expense associated with The Michaels Furniture Company (“Michaels”).

We evaluate performance and allocate resources based on income from operations which excludes unallocated corporate general and administrative costs. Certain segment information, including segment assets, asset expenditures and related depreciation expense, is not presented as all assets of the Company are commingled and are not available by segment.

Financial information for our business segments is as follows (dollars in thousands):

	Second Quarter		Year-to-Date

	2001	2000	2001	2000

Sales:

Retail	$68,051	$68,136	$129,623	$132,878

Direct-to-Customer	6,722	3,917	13,021	8,116

Furniture	3,935	4,384	9,644	10,908

Intersegment	(3,928)	(4,190)	(9,607)	(10,003)

Total sales	$74,780	$72,247	$142,681	$141,899

	Second Quarter		Year-to-Date

	2001	2000	2001	2000

Income/(Loss) from operations

Retail	$1,391	$6,601	$1,911	$10,363

Direct-to-customer	252	41	146	5

Furniture	(362)	(121)	42	85

Unallocated	(10,417)	(11,176)	(20,373)	(21,430)

Intersegment loss from Operations	(117)	(3)	(408)	(64)

Consolidated loss from operations	$(9,253)	$(4,658)	$(18,683)	$(11,041)

6.      COMMON STOCK FINANCING

As of May 17, 2001, we issued 4,515,762 shares of our common stock at $5.43 per share in a private placement transaction, resulting in aggregate net proceeds of approximately $24.4 million. As part of this private placement financing, we filed with the Securities and Exchange Commission on June 1, 2001 a registration statement on Form S-3 for the resale of the common stock acquired by these investors. The registration statement became effective on July 6, 2001. Additionally, we agreed to keep the registration statement effective until the sooner to occur of (A) the date on which all the shares of common stock included within the registration statement have been sold, (B) the date on which all of the investors, respectively, may sell within a three-month period under Rule 144 in compliance with any applicable volume limitations under Rule 144 of the Securities Act of 1933, as amended, all of the shares of common stock registered under such registration statement, or (C) May 17, 2003.

7. STORE CLOSINGS

During the first quarter of fiscal 2001, we signed agreements with a third party to cancel leases and close three of our under-performing locations. In April 2001, we received cash compensation of $4 million for the closing of our Soho, NY store. In May 2001 the two additional stores were closed and we received an additional $1.3 million. After recording costs associated with the closings, and the associated write-offs of property, equipment and other miscellaneous assets, the financial impact from these closings was not material.

8. PRIVATE PLACEMENT AND APPOINTMENT OF NEW CEO

In late March 2001, we entered into a sale of our preferred stock with net proceeds to us of approximately $13.5 million and appointed Mr. Gary Friedman as our new Chief Executive Officer. In addition, we sold Mr. Friedman 571,429 shares of our Common Stock at a price per share of $1.75 and Mr. Friedman exercised his option to purchase 1,200,000 shares of our common stock at a price of $1.75 per share for an aggregate sales price of approximately $3.1 million. Approximately $1.05 million was paid in cash by Mr. Friedman and $2.05 million was paid by Mr. Friedman in the form of a note.

CONVERTIBLE PREFERRED STOCK

Our Second Amended and Restated Certificate of Incorporation (the “Amended Certificate”) authorizes 5,000,000 shares of preferred stock (the “Preferred Stock”). In connection with the private placement transaction in March 2001, the Board of Directors designated, by resolution, 28,037 shares of the undesignated Preferred Stock as Series A Preferred Stock (“Series A”) and 21,217 shares of the undesignated Preferred Stock as Series B Preferred Stock (“Series B”). Each has a par value of $.0001 per share.

We entered into an Amended and Restated Series A and B Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”) dated as of March 21, 2001 with several investors, including Mr. Friedman. Pursuant to the terms of the Preferred Stock Purchase Agreement, we issued 6,820 shares of Series A and 8,180 shares of Series B, each for $1,000 per share, for net proceeds to us of approximately $13.5 million after accounting for expenses relating to the transaction. Under the terms of the Certificate of Designation of the Series A and Series B (the “Certificate of Designation”), the Series B automatically converted on a one for one basis into Series A at such time as a majority of our stockholders approved the conversion. At the annual meeting of stockholders held on July 11, 2001, the conversion feature of the Series B was approved, and accordingly all 8,180 outstanding shares of Series B were converted into Series A. The unamortized difference between the fair market value of $2.1875 per share on the closing date of the transaction and the conversion price of $2.00 per share resulted in an allocation of the beneficial conversion feature of approximately $747,000 in the second quarter of fiscal 2001.

CONVERTIBLE PREFERRED STOCK SERIES A (“SERIES A”)

Convertibility

The Series A is immediately convertible at the option of the holder into shares of our common stock (“Common Stock”). The initial conversion formula is equal to the original issue price ($1,000) divided by $2.00 per share. Therefore, each share of Series A is initially convertible into 500 shares of Common Stock. The conversion price of the Series A is subject to certain adjustments for future dilutive events. We may require conversion of the Series A, in whole or in part, by sending written notice of the conversion to holders of Series A at any time after March 22, 2004 if the average closing price per share of the Common Stock for the 20 trading days ending three business days preceding the date that the request is sent exceeds three times the then-current conversion price of the Series A. Upon our notice of conversion, holders of Series A shall be deemed to have demanded registration of their shares of Series A. If such holders subsequently choose not to include their shares in the registration statement, they may request redemption of their shares of Series A, in which case we must redeem the shares of Series A in accordance with the terms of the Certificate of

Designation. Any such redemption would be for a redemption price of $1,000 plus all accrued and unpaid dividends. If the holders do not participate in the registration, but also do not request redemption, their shares will automatically convert into Common Stock.

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

Dividends

If the Board of Directors declares a dividend, each share of Series A is entitled to dividends at the rate of $100 per share per annum. Such dividends are cumulative and deemed to have accrued from the original date of issuance of the Series A for purposes of the exercise of our mandatory redemption rights and the redemption rights of the holders of Series A in connection with our mandatory conversion rights described above and in the Certificate of Designation and the determining of the liquidation preferences of the holders of the Series A. Such dividends shall not be deemed to be cumulative and shall not be deemed to have so accrued upon any conversion of the Series A into Common Stock. We shall not pay or declare any dividend on any Common Stock or any of our other securities that are junior to the Series A during any fiscal year unless and until full dividends on the Series A are declared and paid for such fiscal year. Net loss to common shareholders for the first six months of 2001 includes accretion of approximately $660,000 for Series A dividends.

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

Liquidation Preference

If we were dissolved or liquidated, voluntarily or involuntarily, the holders of the Series A would be entitled to receive, prior and in preference to any distribution of our assets to the holders of any of our other equity securities, an amount equal to the greater of: (a) $1,000 per share (as adjusted for any stock splits, stock dividends and recapitalizations) plus accrued and unpaid dividends; or (b) the amount which such holder of the Series A would have received assuming all shares of Series A had been converted into Common Stock at the then applicable conversion rate immediately prior to any such dissolution or liquidation. If we have insufficient assets and funds to distribute to the holders of Series A their full liquidation preference, then all of our assets and funds legally available for distribution shall be distributed pro rata among the holders of the Series A in proportion to the preferential amount each such holder is entitled to receive.

In addition, certain events, including, without limitation, a sale of all or substantially all of our assets, or a change of control may, be designated by holders of Series A as a liquidation or dissolution, in which case, the above described mechanisms for distribution of our assets are applicable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THE THREE MONTHS (SECOND QUARTER) ENDED AUGUST 4, 2001 AS COMPARED TO THE THREE MONTHS (SECOND QUARTER) ENDED JULY 29, 2000 and THE SIX MONTHS (YEAR-TO-DATE) ENDED AUGUST 4, 2001 AS COMPARED TO THE SIX MONTHS (YEAR-TO-DATE) ENDED JULY 29, 2000

Net Sales

     Net sales consist of the following components:

	2nd Quarter 2001		2nd Quarter 2000		Year-to-Date 2001		Year-to-Date 2000

	Dollars	% Total	Dollars	% Total	Dollars	% Total	Dollars	% Total

Retail	68,051	91.0%	68,136	94.3%	129,623	90.9%	132,878	93.7%

Direct-to-Customer	6,722	9.0%	3,917	5.4%	13,021	9.1%	8,116	5.7%

Furniture	7	0.0%	194	0.3%	37	0.0%	905	0.6%

Total Sales	74,780	100.0%	72,247	100.0%	142,681	100.0%	141,899	100.0%

Net sales for the second quarter of fiscal 2001 increased $2.5 million, or 3.5%, over net sales for the second quarter of fiscal 2000. The increase in net sales is principally due to improved performance in our direct-to-customer division offset by weak comparable store sales. Net sales amounts include shipping fees. As of

August 4, 2001, we operated 104 stores in 31 states, the District of Columbia and in Canada as compared to 98 stores as of July 29, 2000.

Year-to-date, sales for the first six months of fiscal 2001 increased $782,000 or 0.6% as compared to the same period of the prior year. As with the second quarter of fiscal 2001, improved performance in the direct-to-customer division was mostly offset by decreased comparable store sales.

Retail Sales

	Second Quarter	Second Quarter	Year-to-Date	Year-to-Date

	2001	2000	2001	2000

Retail sales	68,051	68,136	129,623	132,878

Retail growth percentage	-0.1%	34.8%	-2.5%	24.1%

Comparable store sales growth	-6.3%	0.8%	-11.4%	-0.7%

Number of stores at period end	104	98	104	98

Average selling sq. ft. per store	6,567	6,524	6,567	6,524

Store selling sq. ft. at period end	682,936	650,476	682,936	650,476

Retail sales in the second quarter of fiscal 2001 decreased 0.1% as compared to the same period of the prior year primarily due to a 6.3% decrease in comparable store sales. Comparable store sales are defined as sales from stores whose gross square footage did not change by more than 20% in the previous 12 months and which have been open at least 12 full months. Stores generally become comparable in their 13th full month of operation. In any given period, the set of stores comprising comparable stores may be different from the set of the comparable stores in the previous period, depending on when stores were opened. As of August 4, 2001 94 stores were included in the comparable sales calculation.

Retail sales for the first six months of fiscal 2001 decreased 2.5% as compared to the same period of the prior year primarily as a result of weak comparable store sales. We opened one new store in the first six months of fiscal 2001 and closed 3 stores, as compared to 5 new store openings and no store closings in the first six months of fiscal 2000. We will not open any additional locations in fiscal 2001.

Direct-to-Customer

Direct-to-customer sales consist of catalog and e-commerce sales. Net direct-to-customer sales in the second quarter of fiscal 2001 increased $2.8 million or 71.6% as compared to the second quarter of fiscal 2000. Sales from our website in the second quarter of fiscal 2001 were more than double the sales from our website for the same period of the prior year.

Circulation of our summer catalogs in the second quarter of fiscal 2001 increased 12.0% as compared to the same quarter of the prior year. In addition, we mailed 2.4 million Father’s Day gift guides, of which 2.1 million were mailed into retail trade areas. We believe this significantly limited decreases in our comparable stores sales in June, and suggests that our stated strategy of using catalogs to enhance our retail business may be successful in the future.

Direct-to-customer sales for the first six months of fiscal 2001 increased 60.4% as compared to the same period of fiscal 2000. Circulation of spring and summer catalogs, excluding catalogs mailed into retail trade areas, increased 44.9% as compared to the same period of the prior year.

Furniture Sales

Furniture sales consist of Michaels’ sales to external customers. Over the past 3 years, we have reduced Michaels’ external sales to third-party customers so as to be able to increase production capacity for our stores and direct-to-customer businesses.

COST OF GOODS SOLD AND OCCUPANCY

Cost of goods sold and occupancy expenses expressed as a percentage of net sales increased 590 basis points to 79.6% in the second quarter of fiscal 2001 from 73.7% in the second quarter of fiscal 2000. The increase is principally attributable to the markdown activity associated with clearing unproductive inventories. As a result, year-over-year average store inventory decreased 16.7%. We believe this is a positive development for us and puts us in a better position to place new products in our stores throughout the balance of the year.

Year-to-date, cost of goods sold and occupancy expenses increased 470 basis points to 79.0% from 74.3% in the same period of the previous year, primarily as a result of clearance activity associated with the repositioning of our business.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses expressed as a percentage of net sales for the second quarter of fiscal 2001 were flat to the same period of the prior year, at 32.8%. For the first six months of fiscal 2001, selling, general and administrative expenses increased 60 basis points, to 34.1% of sales from 33.5% of sales for the same period of the previous year, primarily as a result of the decrease in comparable store sales during this period.

INTEREST AND OTHER EXPENSE, NET

Interest and other expense decreased $700,000, to $427,000 in the second quarter of fiscal 2001 from $1.1 million in the second quarter of fiscal 2000. Interest and other expense includes a non-cash credit of $700,000 related to a mark to market of the 550,000 warrants outstanding, as well as a non-cash charge of $400,000 for amortization of deferred financing costs.

Year-to-date, interest and other expense for the first six months of fiscal 2001 increased $1.4 million, to $3.4 million in fiscal 2001 from $2.0 million in fiscal 2000. The increase of $1.4 million includes a non-cash charge of $773,000 related to the mark to market of the outstanding warrants, as well as a non-cash charge of $704,000 for amortization of deferred financing costs.

INCOME TAXES

Our effective tax benefit rate was 36.0% in the second quarter of fiscal 2001, as compared to a tax benefit rate of 41.0% in the second quarter of fiscal 2000. These rates reflect the effect of aggregate state tax rates based on a mix of retail sales and direct to customer sales in the various states in which we have sales revenue or conduct business.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the first six months of fiscal 2001 increased $17.2 million, to $18.7 million from $1.5 million for the first six months of fiscal 2000. The increase resulted primarily from an increased net loss and increased payments for accounts payable and other accrued expenses.

Net cash from investing activities for year-to-date fiscal 2001 increased $17.1 million, to a $4.4 million source of cash from a $12.7 million use of cash for year-to-date fiscal 2000. In the first quarter of fiscal 2001 we signed agreements with a third party to cancel leases and close three of our under-performing locations, for which we received $5.3 million. Capital expenditures for the first six months of fiscal 2001 decreased $11.6 million as compared to the same period of the prior year. During the current period, the Company opened one new store location in Santa Clara, CA. In the comparable period of the prior year, expenditures included five new stores and the Baltimore, MD facility.

Net cash provided by financing activities was $14.3 million for the first six months of fiscal 2001 as compared to $12.0 million for the first six months of fiscal 2000. In March of 2001 we completed a preferred stock financing, appointed a new Chief Executive Officer and amended our credit facility. For additional discussion of the rights, preferences and restrictions related to our preferred stock financing, refer to note 8 of the condensed consolidated financial statements. In May of 2001 we completed a common stock financing. For additional discussion of our common stock financing, refer to note 6 of the condensed consolidated financial statements. Combined net proceeds from our preferred stock financing and common stock financing transactions were $37.9 million and were used to pay down our revolving line of credit and for other general corporate purposes. In the first six months of fiscal 2000, substantially all of the cash provided by financing activities was from borrowings under our line of credit facility.

Pursuant to our senior secured credit facility, as amended in March 2001, we have a line of credit of up to a maximum of $85.0 million with amounts available for letters of credit under the line up to a maximum of $20.0 million. The availability under the credit agreement is limited by reference to a borrowing base calculation, based upon eligible inventory and accounts receivable. Moreover, the amount available under the credit facility is typically much less than the $85.0 million stated maximum limit of the facility because the availability of eligible collateral for purposes of the borrowing base limitations in the credit facility usually reduces the overall credit amount otherwise available at any given time. The agreement contains restrictive covenants, including capital expenditure limits. As of August 4, 2001 we believe we were in compliance with the covenants under the credit facility and we had outstanding $14.8 million in loans (net of debt issuance costs of $2.9 million) and $8.6 million in outstanding letters of credit. The credit facility expires on June 30, 2003.

In connection with an amendment to our credit facility in September 2000, we issued putable warrants for the purchase of 550,000 shares of our common stock at $3.75 per share. The warrants expire on September 27, 2005. The fair value of the warrants is calculated each quarter using the Black-Scholes model. For the second quarter of fiscal 2001, the revaluation of the warrants resulted in a non-cash credit to interest expense of $700,000.

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

A variety of factors affect our comparable store sales including, among other things, the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise mix, promotional events, the impact of competition and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past and we believe that such fluctuations may continue. Our comparable store net sales decreased 1% in fiscal 2000, and increased 0.8% in fiscal 1999 and increased 12.3% in fiscal 1998. Comparable store sales decreased 6.3% for the second quarter of the fiscal year ending February 2, 2002. Past comparable store sales results may not be indicative of future results. As a result, the unpredictability of our comparable store sales may cause our revenues and operating results to vary quarter to quarter, and an unanticipated decline in revenues may cause our stock price to fluctuate.

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

A disruption in any of our three distribution centers’ operations would materially affect our operating results.

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

We, like other emerging-growth retailers, rely significantly on external funding sources to finance our operations and growth. Any reduction in cash flow from operations could increase our external funding requirements to levels above those currently available to us. While we currently have in place a $85.0 million credit facility, the amount available under this facility is typically much less than the $85.0 million stated maximum limit of the facility because the availability of eligible collateral for purposes of the borrowing base limitations in the credit facility usually reduces the overall credit amount otherwise available at any given time. We currently believe that the combination of the March 2001 preferred stock financing, the May 2001 common stock financing, our cash flow from operations and funds available under our credit facility will satisfy our capital requirements for at least the next 12 months. However, continued weakening of, or other adverse developments concerning our sales performance or adverse developments concerning the availability of credit under our credit facility due to covenant limitations or other factors could limit the overall availability of funds to us. In particular, we may experience cash flow shortfalls in the future and any increase in external funding required by these shortfalls may not be available to us.

Because our business requires a substantial level of liquidity, we are dependent upon a credit facility with numerous restrictive covenants that limit our flexibility.

Our business requires substantial liquidity in order to finance inventory purchases, the employment of sales personnel for the peak holiday period, publicity for the holiday buying season and other similar advance expenses. In addition, other activities such as expenses of our direct-to-customer business may require additional capital expenditures. We currently have in place a credit facility with a syndicate of lenders, which include, among others, Fleet Capital Corporation. Over the past several years, we have entered into numerous modifications of this credit facility, primarily to address changes in the covenant requirements to which we are subject. The most recent amendment of our credit facility occurred in March 2001 in connection with our Series A and B preferred stock financing. The amended credit facility provided us with a line of credit of up to a maximum of $91.0 million, with amounts available for letters of credit under the line up to a maximum of $20.0 million. During the second quarter of fiscal 2001, we permanently paid down Tranche C of our amended credit facility. As a result, our amended credit facility now provides for an overall commitment of $85.0 million, including the $20.0 million for letters of credit. Covenants in the credit facility include, among others, ones that limit our ability to incur additional debt, make liens, make investments, consolidate, merge or acquire other businesses and sell assets, pay dividends and other distributions, and enter into transactions with affiliates. These covenants restrict numerous aspects of our business. Moreover, financial performance covenants require us, among other things, not to exceed particular capital expenditure limits. The credit facility also includes a borrowing base formula to address the availability of credit under the facility at any given time based upon numerous factors, including eligible inventory and eligible accounts receivable (subject to the overall maximum cap on total borrowings). Consequently, the availability of eligible collateral for purposes of the borrowing base formula may limit our ability to borrow under the credit facility. Moreover, failure to comply with the terms of the credit facility would entitle the secured lenders to foreclose on our assets, including our accounts, inventory, general intangibles, equipment, goods, fixtures and chattel paper. The secured lenders would be repaid from the proceeds of the liquidation of those assets before the assets would be available for distribution to other creditors and, lastly, to the holders of our capital stock. Our ability to satisfy the financial and other restrictive covenants may be affected by events beyond our control.

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

During the fiscal year ended February 3, 2001, we purchased approximately 18% of our merchandise directly from vendors located abroad and expect that such purchases will increase as a percentage of total merchandise purchases for the fiscal year ending on February 2, 2002. As an importer, our future success will depend in large measure upon our ability to maintain our existing foreign supplier relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them. Additionally, many of our imported products are subject to existing duties, tariffs and quotas that may limit the quantity of some types of goods which we may import into the United States. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, changes in import duties, tariffs and quotas, loss of “most favored nation” trading status by the United States in relation to a particular foreign country, work stoppages, delays in shipments, freight cost increases, economic uncertainties, including inflation, foreign government regulations, and political unrest and trade restrictions, including United States retaliating against protectionist foreign trade practices. If any of these or other factors were to render the conduct of business in particular countries undesirable or impractical, our financial condition and results of operations could be materially adversely affected.

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

We believe there is a lifestyle trend toward increased interest in home renovation and interior decorating, and we further believe we are benefiting from such a trend. The failure of this trend to materialize or a decline in such a trend could adversely affect consumer interest in our major product lines. Moreover, our products must appeal to a broad range of consumers whose preferences cannot always be predicted with certainty and may change between sales seasons. If we misjudge either the market for our merchandise or our customers’ purchasing habits, we may experience a material decline in sales or be required to sell inventory at reduced margins. We could also suffer a loss of customer goodwill if we do not adhere to our quality control or service procedures or otherwise fail to ensure satisfactory quality of our products. These outcomes may have a material adverse effect on our business, operating results and financial condition.

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

We believe that there currently is a general trend in the economy of weakening retail sales, and we further believe that we may continue to be hurt by this trend. In particular, a weakening environment for retail sales could adversely affect consumer interest in our major product lines. Our comparable store net sales decreased 1% for the fiscal year ended February 3, 2001. Our second quarter sales for the fiscal year ending February 2, 2002 decreased 0.1% from the same period of the prior year. The success of our business depends to a significant extent upon the level of consumer spending, and a number of economic conditions affect the level of consumer spending on merchandise that we offer, including, among other things, the general state of the economy, general business conditions, the level of consumer debt, interest rates, taxation and consumer confidence in future economic conditions. More generally, reduced consumer confidence and spending may result in reduced demand for our products and limitations on our ability to increase prices. They also may require increased levels of selling and promotional expenses. Adverse economic conditions and any related decrease in consumer demand for discretionary items such as those offered by us could have a material adverse effect on our business, results of operations and financial condition.

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

Our common stock price may be volatile.

The market price of our common stock has fluctuated significantly in the past, and is likely to continue to be highly volatile. In addition, the trading volume in our common stock has fluctuated, and significant price variations can occur as a result. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. In addition, the U.S. equity markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of emerging-growth companies. These broad market fluctuations may materially adversely affect the market price of our common stock in the future. Such variations may be the result of changes in the trading characteristics that prevail in the market for our common stock, including low trading volumes, trading volume fluctuations and other similar factors that are particularly common among highly volatile securities of emerging-growth companies. Variations also may be the result of changes in our business, operations or prospects, announcements or activities by our competitors, entering into new contractual relationships with key suppliers or manufacturers by us or our competitors, proposed acquisitions by us or our competitors, financial results that fail to meet public market analyst expectations, changes in stock market analysts’ recommendations regarding us, other retail companies or the retail industry in general, and domestic and international market and economic conditions.

Future sales of our common stock in the public market could adversely affect our stock price and our ability to raise funds in new equity offerings.

We cannot predict the effect, if any, that future sales of shares of our common stock or the availability for future sale of shares of our common stock or securities convertible into or exercisable for our common stock will have on the market price of our common stock prevailing from time to time. For example, investors in our Series A preferred stock financing have been granted demand registration rights under an investor rights agreement pursuant to which they may make a demand on us at any time beginning September 17, 2001 to register in excess of 8 million shares of our common stock. Additionally, in connection with our May 2001 common stock financing, we filed a registration statement on Form S-3 with the Securities and Exchange Commission on June 1, 2001, to register approximately 4.5 million shares of our common stock acquired by the investors in the financing. The registration statement became effective on July 6, 2001. Sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement or under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options or warrants, or the conversion of our preferred stock, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our common stock and could materially impair our future ability to raise capital through an offering of equity securities.

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

Separately, the holders of our preferred stock have the right to designate two members of our board of directors, and they also have a number of voting rights pursuant to the terms of the certificate of designation which could potentially delay, defer or prevent a change of control. In particular, the holders of our Series A preferred stock have the right to approve a number of actions by us, including some types of mergers, consolidations, acquisitions and similar transactions, and this right may create a potentially discouraging effect on, among other things, any third party’s interest in completing these types of transactions with us. Consequently, the terms and conditions under which we issued our preferred stock, coupled with the existence of other anti-takeover provisions, may collectively have a negative impact on the price of our common stock, may discourage third-party bidders from making a bid for our company or may reduce any premiums paid to our stockholders for their common stock.

In addition, our board of directors has the authority to fix the rights and preferences of, and to issue shares of, our preferred stock, which may have the effect of delaying or preventing a change in control of our company without action by our stockholders.

Terrorist attacks and threats or actual war may negatively impact all aspects of our operations, revenues, costs and stock price.

Recent terrorist attacks in the United States, as well as future events occurring in response or connection to them, including, without limitation, future terrorist attacks against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies or military or trade disruptions impacting our domestic or foreign suppliers of merchandise, may impact our operations, including, among other things, causing delays or losses in the delivery of merchandise to us and decreased sales of the of the products we carry. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. They also could result in economic recession in the U.S. or abroad. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in the volatility of the market price for our common stock and on the future price of our common stock.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q contains “forward looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include statements as to our plans to open additional stores, the results of strategic initiatives, the anticipated performance of new stores, the impact of competition and other statements containing words such as “believes,” “anticipates,” “estimates,” “expects,” “may,” “intends,” and words of similar import or statements of management’s opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause the actual results, market performance or our achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, changes in economic or business conditions in general, changes in product supply, fluctuations in comparable store sales, limitations resulting from restrictive covenants in our credit facility, failure to anticipate changes in consumer trends, loss of key vendors, changes in the competitive environment in which we operate, competition for and the availability of sites for new stores, changes in our management information needs, changes in management, failure to raise additional funds when required, changes in customer needs and expectations, governmental actions and consequences stemming from terrorist activities in the United States. We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

CHANGES IN SECURITIES

At the annual meeting of stockholders held on July 11, 2001, our stockholders approved the conversion feature of our Series B preferred stock into Series A preferred stock and accordingly all outstanding shares of Series B preferred stock were converted automatically into Series A preferred stock. At the same meeting, our stockholders also approved the elimination of the limitation set forth in our Certificate of Designation of the Series A and Series B pursuant to which Series A preferred stock was convertible into no more than 3,410,000 shares of our common stock. Consequently, if all 15,000 shares of Series A preferred stock presently outstanding are converted into common stock at the present conversion rate of one share of Series A preferred stock to 500 shares of common stock, 7,500,000 shares of our common stock will be issuable as a result. In connection with our May 2001 common stock financing, we separately entered into a Consent and Waiver Regarding Additional Financing pursuant to which we agreed with holders of our outstanding preferred stock to accelerate the date by which we will effect a registration on Form S-3 (or its equivalent) for their benefit to the later of (i) such time as Form S-3 (or its equivalent) becomes available for use in a registered offering by us and (ii) October 1, 2001.

SALE OF UNREGISTERED SECURITIES

We entered into a Stock Purchase Agreement, dated as of May 17, 2001, with a number of accredited investors pursuant to which we received net proceeds in an aggregate amount of approximately $24.4 million in consideration for 4,515,762 shares of our common stock at a price of $5.43 per share. The transaction was led by a group of institutional investors including funds managed by Capital Research and Management Company and Fidelity Management and Research Company on behalf of funds and accounts managed by it. Other institutional investors included Baron Asset Management, Apex Capital, LLC and Buckingham RAF Partners, LP. Because each of the purchasers in this transaction met the definition of an accredited investor under Regulation D of the Securities Act of 1933, and because the sales of shares were made without general solicitation or advertising, the transaction was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) thereof.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company held its 2001 Annual Meeting of Stockholders on July 11, 2001.

(c)  As of the close of business on the record date, we had 19,279,567 shares of our common stock outstanding and entitled to vote on all proposals presented at the annual meeting, held by 134 stockholders of record. We had 6,820 shares of our Series A preferred stock outstanding and entitled to vote on all proposals presented at the annual meeting, held by 16 stockholders of record. The holders of our Series B preferred stock did not have any right to vote on any of the proposals at the annual meeting. Of these outstanding shares, 92.3% or 20,935,804 shares of common stock and Series A preferred stock (on an as-converted basis of 500 to 1) were represented at such meeting, in person or by proxy, which constituted a quorum. The matters voted upon at the Annual Meeting and the results of the voting as to each such matter are set forth below:

i.	The following individuals were elected as our Class III directors to serve for a three-year term until the 2004 Annual Meeting of the stockholders or until their successors are duly elected and qualified:

	Votes For	Votes Withheld

Stephen J. Gordon	20,832,810	102,994

Gary G. Friedman	20,904,068	31,736

ii.	Approval of an amendment and restatement of our 1998 stock incentive plan to increase the number of shares of our common stock authorized for issuance thereunder by one million shares, and, in accordance with Section 162(m) of the Internal Revenue Code, to limit the number of shares issuable under the plan to any individual participant to one million shares or, with respect to any new hire, one and a half million shares during such participant’s first year of employment.

For	Against	Abstain	Broker Non-Votes

13,804,587	2,235,347	18,146	4,877,724

iii(A).	Approval of the weighted-average antidilution feature of our Series A preferred stock and any issuance of our common stock as a result of the application of such antidilution feature.

For	Against	Abstain	Broker Non-Votes

15,957,390	71,886	28,804	4,877,724

iii(B).	Approval of the conversion features of our Series B preferred stock into Series A preferred stock and any issuance of our common stock as a result of the application of such conversion features. Upon obtaining such approval, each share of the Series B preferred stock was automatically converted into a share of the Series A preferred stock.

For	Against	Abstain	Broker Non-Votes

15,959,440	72,153	26,487	4,877,724

iv.	The ratification of the appointment of Deloitte & Touche, LLP as our independent auditors for the fiscal year ending February 2, 2002.

For	Against	Abstain	Broker Non-Votes

20,905,654	18,050	12,100	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      See attached exhibit index.

(b) Reports on Form 8-K

(ii)	On May 23, 2001, we filed a current report on Form 8-K dated May 17, 2001, reporting that we had completed a private placement of our common stock.

(iii)	On July 10, 2001 we filed a current report on Form 8-K, dated July 5, 2001, reporting that our Secretary, Chief Financial Officer, Executive Vice President and Chief Administrative Officer had resigned.

(iv)	On August 13, 2001, we filed a current report on Form 8-K, dated July 16, 2001, reporting the employment of Tom Bazzone as our Executive Vice President and Chief Operating Officer and the appointment of Mr. Bazzone as director of the company and reporting our second quarter results.

(v)	On August 22, 2001, we filed a current report on Form 8-K, dated the same date, reporting our second quarter results.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Restoration Hardware, Inc.

Date: September 18, 2001	By: /s/ GARY FRIEDMAN
Gary Friedman Chief Executive Officer

Date: September 18, 2001	By: /s/ CYNTHIA LOVE
Cynthia Love Vice President, Finance (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DOCUMENT DESCRIPTIONS

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Bylaws, as amended to date(2)

4.1	Reference is made to Exhibit 3.1

4.2	Reference is made to Exhibit 3.2

4.3	Specimen Common Stock Certificate(1)

4.4	Specimen Series A Preferred Stock Certificate(3)

4.5	Specimen Series B Preferred Stock Certificate(3)

4.6	Certificate of Designation of Series A and Series B Preferred Stock(3)

EXHIBIT NUMBER	DOCUMENT DESCRIPTIONS

4.7	Amended and Restated Series A and B Preferred Stock Purchase Agreement dated as of March 21, 2001, by and among Restoration Hardware, Inc. and the investors named therein.(4)

4.8	Amended and Restated Investor Rights Agreement, dated as of March 21, 2001, by and among Restoration Hardware, Inc. and the investors named therein.(5)

4.9	Consent and Waiver Regarding Additional Financing.(6)

10.1	Stock Purchase Agreement, dated as of May 17, 2001, by and among Restoration Hardware, Inc. and certain investors named therein.(6)

10.2	Offer Letter, dated June 26, 2001, from Restoration Hardware, Inc. to Tom Bazzone.

(1)	Incorporated by reference to the exhibit with the same number filed with the registrant’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-51027), filed with the Securities and Exchange Commission on June 2, 1998.

(2)	Incorporated by reference to the exhibit with the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998, filed with the Securities and Exchange Commission on December 15, 1998.

(3)	Incorporated by reference to the exhibit with the same number filed with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2001.

(4)	Incorporated by reference to Exhibit 10.19 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on April 2, 2001.

(5)	Incorporated by reference to Exhibit 10.18 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on April 2, 2001.

(6)	Incorporated by reference to the exhibit with the same number filed with the registrant’s Form 8-K filed with the Securities and Exchange Commission on May 23, 2001.