Form 10-Q
period 2001-11-03
RESTORATION HARDWARE INC
filed 2001-12-18
CIK 863821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 3, 2001

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

REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE (415) 924-1005

     Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days [X] Yes    [   ] No

     As of December 7, 2001, 28,357,443 shares of the registrant’s common stock were outstanding.

1 of 18

FORM 10-Q

FOR THE QUARTER ENDED November 3, 2001

INDEX

PAGE

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (unaudited)
Balance Sheets as of November 3, 2001, February 3, 2001 and October 28, 2000	3
Statements of Operations for the Three and Nine Months Ended November 3,
2001 and October 28, 2000	4
Statements of Cash Flows for the Nine Months Ended November 3, 2001 and
October 28, 2000	5
Notes to Condensed Consolidated Financial Statements	6
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	10
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	16
ITEM 2. Changes in Securities and Use of Proceeds
ITEM 4. Submission of Matters to a Vote of Security Holders	16
ITEM 6. Exhibits and Reports on Form 8-K	17
SIGNATURE PAGE	17
EXHIBIT INDEX	18

2 of 18

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)

	November 3	February 3,	October 28
	2001	2001	2000

ASSETS
Current assets
Cash and cash equivalents	$2,293	$2,610	$1,710
Accounts receivable	4,740	8,069	7,502
Merchandise inventories	103,918	81,123	100,380
Prepaid expense	11,129	7,954	9,267
Tax benefit receivable	13,541	0	9,165
Total current assets	135,621	99,756	128,024
Property and equipment, net	101,849	117,186	117,600
Goodwill	4,614	4,776	4,660
Other long term assets	7,174	7,217	3,990

Total assets	$249,258	$228,935	$254,274
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$54,720	$43,321	$57,955
Current portion of deferred lease incentives	4,518	4,575	4,534
Revolving line of credit and short term debt	0	5,730	0
Other current liabilities	7,317	8,494	5,175

Total current liabilities	66,555	62,120	67,664

Long-term debt	811	612	266
Long-term line of credit	33,489	33,128	63,048
Long-term portion of deferred lease incentives	38,231	41,944	42,524
Deferred rent	12,273	10,787	10,200

Total liabilities	151,359	148,591	183,702
Series A convertible preferred stock	14,545	0	0
Stockholders equity:
Common stock, $.0001 par value; 60,000,000 shares
authorized; 23,867,804, 17,100,142 and 17,088,944 issued and outstanding, respectively	124,564	94,901	94,884
Shareholder loan	(2,050)	0	0
Accumulated deficit	(39,160)	(14,557)	(24,312)

Total stockholders’ equity	83,354	80,344	70,572

Total liabilities, convertible preferred stock and stockholders’ equity	249,258	$228,935	$254,274

See Notes to Condensed Consolidated Financial Statements

3 of 18

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 3	October 28	November 3	October 28
	2001	2000	2001	2000

Net sales	$76,614	$80,952	$219,296	$222,851
Cost of sales and occupancy	60,628	60,544	173,326	165,966

Gross profit	15,986	20,408	45,970	56,885
Selling, general and administrative expenses	27,878	27,205	76,545	74,723

Loss from operations	(11,892)	(6,797)	(30,575)	(17,838)
Interest income	47	3	118	13
Interest and other expense	(538)	(1,897)	(3,996)	(3,937)

Loss before income taxes	(12,383)	(8,691)	(34,453)	(21,762)
Income tax benefit	4,456	3,568	12,403	8,926

Net loss	(7,927)	(5,123)	(22,050)	(12,836)
Amounts allocable to convertible preferred stock	(375)	0	(2,441)	0

Loss available to common stockholders	$(8,302)	$(5,123)	$(24,491)	$(12,836)

Loss per share, basic and diluted	($0.35)	($0.30)	($1.22)	($0.75)
Weighted average shares basic and diluted	23,852	17,074	20,017	17,018

See Notes to Condensed Consolidated Financial Statements.

4 of 18

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended
	November	October 28
	2001	2000

Cash flows from operating activities:
Net loss	$(22,050)	$(12,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,391	11,010
Change in fair value of warrant derivative	257	—
Other	88	—
Changes in assets and liabilities:
Accounts receivable	3,329	(949)
Merchandise inventories	(23,887)	(14,478)
Prepaid expenses and other assets	(3,175)	(1,592)
Accounts payable and accrued expenses	11,403	12,549
Taxes payable/receivable	(13,541)	(9,943)
Other current liabilities	(1,356)	(573)
Deferred rent	1,757	2,131
Deferred lease incentives and other long-term liabilities	(2,861)	5,331

Net cash used in operating activities	(36,645)	(9,350)

Cash flows from investing activities:
Proceeds from store closing agreements	5,325	—
Capital expenditures	(1,457)	(19,716)
Purchase of subsidiary	—	89

Net cash provided by (used in) investing activities	3,868	(19,627)
Cash flows from financing activities:
Net proceeds from private placement of preferred stock	13,511	—
Net proceeds from private placement of common stock	24,357	—
Borrowings/repayments under revolving line of credit — net	683	27,833
Debt issuance costs	(1,406)	(2,235)
Principal payments — capital lease obligations	(58)	(78)
Borrowings (repayments) on long term debt, net	(6,000)	12
Issuance of common stock	1,499	566

Net cash provided by financing activities	32,586	26,098
Effects of foreign currency exchange rate on cash:
Foreign currency translation adjustment	(126)	(38)

Net decrease in cash and cash equivalents	(317)	(2,917)
Cash and cash equivalents:
Beginning of period	2,610	4,627

End of period	$2,293	$1,710
Non-cash transactions:
Stockholder loan	$2,050	—
Amounts allocable to convertible preferred stock	$2,441	—

See Notes to Consolidated Financial Statements.

5 of 18

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED November 3, 2001 AND October 28, 2000

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business:

Restoration Hardware, Inc., a Delaware corporation, together with its subsidiaries, is a specialty retailer of high-quality home furnishings, decorative accessories and hardware. These products are sold through retail locations, catalogs and the Internet. As of November 3, 2001, we operated 104 retail stores in 31 states, the District of Columbia and Canada.

Basis of Presentation:

The accompanying interim condensed consolidated financial statements have been prepared from our records without audit and, in management’s opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at November 3, 2001, February 3, 2001 and October 28, 2000; the results of operations for the three and nine months ended November 3, 2001 and October 28, 2000; and changes in cash flows for the nine months ended November 3, 2001 and October 28, 2000. The balance sheet at February 3, 2001, as presented, has been derived from our audited financial statements for the year then ended. Certain reclassifications have been made to the 2000 presentation to conform to the 2001 presentation.

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

The results of operations for the three and nine months presented herein are not necessarily indicative of the results to be expected for the full year.

2. RECENTLY ISSUED ACCOUNTING STANDARDS

Effective February 4, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. In September 2000, as part of an amendment to the then-existing credit facility, warrants to purchase 550,000 shares of common stock were issued to the lenders. The warrants contain a put feature which makes them subject to the rules of derivative accounting.

Accordingly, in the third quarter of fiscal 2001, we recorded a non-cash credit to interest expense of $516,000 to reflect the change in fair value through November 3, 2001 of the 550,000 putable warrants outstanding. The non-cash interest credit was a result of the decrease in our common share price from $4.86 per share to $3.80 per share during the quarter using the Black-Scholes option pricing model. For the first nine months of fiscal 2001, the fair value adjustment was a non-cash charge to interest expense of $257,000. The fair value of the warrants will continue to be marked to market until the earlier of the date the warrants are converted into common stock, or the expiration of the warrants on September 27, 2005. The calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 30 months for the call feature and 60 months for the put feature; annualized stock volatility of 20%; risk free interest rate of 3.82% for the call feature and 4.43% for the put feature; no dividends during the expected term.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. We do not expect the adoption of SFAS 141 to have an impact on our financial position, results of operations or cash flows.

In June 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. We will adopt SFAS No. 142 for its fiscal year beginning February 3, 2002. Upon adoption of SFAS 142, we will stop our amortization of goodwill with a net carrying value of approximately $4,560,000 at February 2, 2002 and annual amortization of $215,000 that resulted from business combinations initiated prior to the adoption of SFAS 141, Business Combinations. We will evaluate goodwill under the SFAS 142 transitional impairment test and have not yet determined whether or not there is an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

6 of 18

3. REVOLVING LINE OF CREDIT

Our amended credit facility provides for an overall commitment of $85.0 million, including up to $20.0 million for letters of credit. Maximum borrowings under the credit agreement are limited by reference to a borrowing base calculation, based upon eligible inventory and accounts receivable. Maximum borrowings under the credit facility are typically much less than the $85.0 million stated maximum limit of the facility, because the availability of eligible collateral for purposes of the borrowing base limitations in the credit facility usually reduces the overall credit amount otherwise available at any given time. The agreement contains restrictive covenants, including capital expenditure limits, and minimum availability requirements based on seasonality.

As of November 3, 2001, we believe we were in compliance with the covenants under the credit facility, and we had outstanding $33.5 million in loans (net of debt issuance costs of $2.7 million) and $5.7 million in outstanding letters of credit. The credit facility expires on June 30, 2003.

4. EARNINGS PER SHARE

Basic earnings per share is computed as net income available to common stockholders divided by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common stock to be issued through stock options, warrants and other convertible securities. The following potential dilutive effects of certain common stock equivalents have been excluded from the diluted earnings per share, because their inclusion would be anti-dilutive to earnings per share.

	Three Months Ended		Nine Months Ended
	Nov. 3, 2001	Oct. 28, 2000	Nov. 3, 2001	Oct. 28, 2000

Shares of common stock subject to outstanding options	2,852,640	1,882,739	2,061,170	1,799,030
Shares of common stock subject to outstanding warrants	550,000	550,000	550,000	550,000
Shares of common stock reserved for conversion of the Series A preferred stock	7,500,000	0	5,825,323	0

5. SEGMENT REPORTING

We classify our business interests into three identifiable segments: retail, direct-to-customer and furniture manufacturing. The retail segment includes revenue and expense associated with our retail locations. The direct-to-customer segment includes all revenue and expense associated with our catalog and e-commerce operations. The furniture manufacturing segment includes all revenue and expense associated with The Michaels Furniture Company (Michaels).

We evaluate performance and allocate resources based on income from operations which excludes unallocated corporate general and administrative costs. Certain segment information, including segment assets, asset expenditures and related depreciation expense, is not presented because all assets of the Company are commingled and are not available by segment.

Financial information for our business segments is as follows (dollars in thousands):

	Third Quarter		Year-to-Date
	2001	2000	2001	2000

Sales:
Retail	$70,033	$75,909	$199,656	$208,787
Direct-to-customer	6,579	4,969	19,600	13,086
Furniture manufacturing	3,176	4,094	12,820	15,001
Intersegment	(3,174)	(4,020)	(12,780)	(14,023)

Total sales	$76,614	$80,952	$219,296	$222,851

	Third Quarter		Year-to-Date
	2001	2000	2001	2000

Income/(loss) from operations
Retail	$(801)	$3,865	$1,110	$14,228
Direct-to-customer	(614)	268	(468)	272
Furniture manufacturing	(647)	(350)	(605)	(265)
Unallocated	(9,972)	(10,450)	(30,347)	(31,871)
Intersegment income (loss) from operations	142	(130)	(265)	(202)

Consolidated loss from operations	$(11,892)	$(6,797)	$(30,575)	$(17,838)

7 of 18

6. MARCH PREFERRED STOCK PRIVATE PLACEMENT

In late March 2001, we entered into an Amended and Restated Series A and B Preferred Stock Purchase Agreement (the Preferred Stock Purchase Agreement) dated as of March 21, 2001, pursuant to which we issued 6,820 shares of Series A preferred stock and 8,180 shares of Series B preferred stock, each for $1,000 per share, for net proceeds to us of approximately $13.5 million after accounting for expenses relating to the transaction. Under the terms of the Certificate of Designation of the Series A and Series B (the Certificate of Designation), the Series B automatically converted on a one for one basis into Series A at such time as a majority of our stockholders approved the conversion. At the annual meeting of stockholders held on July 11, 2001, the conversion feature of the Series B preferred stock was approved, and accordingly all 8,180 outstanding shares of Series B preferred stock were converted into Series A preferred stock. Further, under the terms of the Certificate of Designation, if our board of directors declares a dividend, each share of Series A preferred stock is entitled to dividends at the rate of $100 per share per annum. Such dividends are cumulative and deemed to have accrued from the original date of issuance of the Series A preferred stock for purposes of: a) the exercise of our mandatory redemption rights, b) the exercise of the redemption rights of the holders of Series A preferred stock in connection with our mandatory conversion rights and c) for the determination of the liquidation preferences of the holders of the Series A preferred stock. Such dividends shall not be deemed to be cumulative and shall not be deemed to have so accrued upon any conversion of the Series A preferred stock into common stock. We shall not pay or declare any dividend on any common stock or any of our other securities that are junior to the Series A preferred stock during any fiscal year unless and until full dividends on the Series A preferred stock are declared and paid for such fiscal year. Net loss to common stockholders for the first nine months of 2001 includes accretion of approximately $1,035,000 for cummulative dividends to the holders of Series A preferred stock.

7. MAY COMMON STOCK PRIVATE PLACEMENT

As of May 17, 2001, we issued 4,515,762 shares of our common stock at $5.43 per share in a private placement transaction, resulting in aggregate proceeds of approximately $24.4 million. Proceeds from the financing were used to pay down our line of credit.

8. SUBSEQUENT EVENT — $17.5 MILLION COMMON STOCK FINANCING

On November 6, 2001 we completed a private placement sale of 4,487,178 shares of our common stock at $3.90 per share, resulting in aggregate proceeds of approximately $17.5 million. As part of this private placement financing, we filed with the Securities and Exchange Commission on December 6, 2001 a registration statement on Form S-3 for the resale of the common stock acquired by these investors. We agreed to use our reasonable best efforts to cause the registration statement to become effective within sixty days of such filing.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THE THREE MONTHS (THIRD QUARTER) ENDED NOVEMBER 3, 2001 AS COMPARED TO THE THREE MONTHS (THIRD QUARTER) ENDED OCTOBER 28, 2000 and THE NINE MONTHS (YEAR-TO-DATE) ENDED NOVEMBER 3, 2001 AS COMPARED TO THE NINE MONTHS (YEAR-TO-DATE) ENDED OCTOBER 28, 2000

Net Sales

     Net sales consist of the following components (dollars in thousands):

	3rd Quarter 2001		3rd Quarter 2000		Year-to-date 2001		Year-to-date 2000
	Dollars	% Total	Dollars	% Total	Dollars	% Total	Dollars	% Total

Retail	70,033	91.4%	75,909	93.8%	199,656	91.1%	208,787	93.7%
Direct-to-customer	6,579	8.6%	4,969	6.1%	19,600	8.9%	13,086	5.9%
Furniture manufacturing	2	0.0%	74	0.1%	40	0.0%	978	0.4%

Total Sales	76,614	100.0%	80,952	100.0%	219,296	100.0%	222,851	100.0%

Net sales for the third quarter of fiscal 2001 decreased $4.3 million, or 5.4%, over net sales for the third quarter of fiscal 2000. The decrease in net sales is principally due to weak comparable store sales and markdown activity in our retail division to clear unproductive and discontinued merchandise, partially off-set by increased sales in our direct-to-customer division. We have succeeded in completing a key part of our repositioning strategy by marking down and selling through a significant portion of our underperforming and discontinued products and have been pleased with recent sales trends, as discussed below.

Year-to-date sales decreased $3.6 million, or 1.6%, as compared to the same period of the prior year. The decrease in net sales is principally due to weak comparable store sales in our retail division, partially off-set by increased sales in our direct-to-customer division.

As of November 3, 2001, we operated 104 stores in 31 states, the District of Columbia and in Canada as compared to 105 stores as of October 28, 2000.

Retail Sales (dollars in thousands)
	Third Quarter	Third Quarter	Year-to-date	Year-to-date
	2001	2000	2001	2000

Retail sales	70,033	75,909	199,656	208,787
Retail growth percentage	-7.7%	22.5%	-4.4%	23.5%
Comparable store sales growth	-8.8%	-1.7%	-10.5%	-5.3%
Number of stores at period end	104	105	104	105
Average selling sq. ft. per store	6,567	6,614	6,567	6,614
Store selling sq. ft. at period end	682,936	694,512	682,936	694,512

8 of 18

Retail sales in the third quarter of fiscal 2001 decreased 7.7% as compared to the same period of the prior year, primarily due to weak comparable store sales and markdown activity to clear unproductive and discontinued merchandise. Comparable store sales decreased 8.8% for the third quarter of fiscal 2001. However, it is important to note the trends during the quarter: Comparable store sales decreased 4.6% in fiscal August and 18.4% in fiscal September, as compared to the respective periods in the prior fiscal year. In October, comparable store sales decreased only 0.8% as compared to the same fiscal period of the prior year. We believe that this trend reflects the negative impact of the events of September 11, and increasing consumer acceptance of our product offering as the quarter progressed. Comparable store sales are defined as sales from stores whose gross square footage did not change by more than 20% in the previous 12 months and which have been open at least 12 full months. Stores generally become comparable in their 14th full month of operation. In any given period, the set of stores comprising comparable stores may be different from the set of the comparable stores in the previous period, depending on when stores were opened.

Retail sales for the first nine months of fiscal 2001 decreased 4.4% as compared to the same period of the prior year primarily as a result of weak comparable store sales. We opened one new store in the first nine months of fiscal 2001 and closed 3 stores, as compared to 12 new store openings and no store closings in the first nine months of fiscal 2000. We will not open any additional stores in fiscal 2001.

Direct-to-Customer

Direct-to-customer sales consist of catalog and e-commerce sales. Net direct-to-customer sales in the third quarter of fiscal 2001 increased $1.6 million, or 32.4%, as compared to the third quarter of fiscal 2000. Total catalogs mailed in the third fiscal quarter of 2001 increased to 4.1 million, as compared to 3.1 million for the same period of the prior year. Circulation of our catalogs to non-trade areas decreased 23.9% in the third quarter of 2001. In addition, we mailed 2.2 million catalogs into our retail trade areas in the third quarter of 2001, an increase of 1.6 million from the prior year. This included 1.4 million 80 page catalogs, featuring our fall lighting sale. Management believes that the strategy of mailing catalogs into retail trade areas increases customer traffic in our stores and enhances the overall brand image.

Direct-to-customer sales for the first nine months of fiscal 2001 increased 49.8% as compared to the same period of fiscal 2000. Total catalogs mailed in the first nine months of fiscal 2001 increased to 11.6 million, as compared to 5.8 million for the same period of the prior year. However, circulation of our catalogs to non-trade areas increased 16.4% in the first nine months of fiscal 2001. In addition, we mailed 3.9 million catalogs into our retail trade areas in the first nine months of fiscal 2001, an increase of 2.8 million from the same period of the prior year.

Furniture Sales

Furniture sales consist of Michaels sales to external customers. Over the past 3 years, we have virtually eliminated Michaels external sales to third-party customers so as to be able to increase production capacity for our stores and direct-to-customer businesses.

COST OF GOODS SOLD AND OCCUPANCY

Cost of goods sold and occupancy expenses expressed as a percentage of net sales increased to 79.1% in the third quarter of fiscal 2001 from 74.8% in the third quarter of fiscal 2000. The deterioration is principally attributable to the markdown activity associated with clearing unproductive and discontinued inventories. As of the end of the third quarter of fiscal 2001, the majority of unproductive and discontinued inventories had been eliminated, and gross margins were beginning to return to historical levels.

Year-to-date, cost of goods sold and occupancy expenses increased to 79.0% from 74.5% in the same period of the previous year, primarily as a result of clearance activity associated with the repositioning of our business.

SELLING, GENERAL AND ADMINISTRATIVE

Expressed in dollars, selling, general and administrative expenses increased approximately $700,000 in the third quarter of 2001, to $27.9 million from $27.2 million in the third quarter of fiscal 2000. The increase is principally attributable to increases in home office expense and advertising expense in the direct-to-customer division, partially offset by decreases in expenses in the retail division. For the first nine months of fiscal 2001, selling, general and administrative expenses increased approximately $1.8 million, to $76.5 million from $74.7 million in the first nine months of fiscal 2000. The increase is principally attributable to increases in advertising expense in the direct-to-customer division, partially offset by expense reductions in the retail division.

Selling, general and administrative expenses expressed as a percentage of net sales increased to 36.4% in the third quarter of fiscal 2001 from 33.6% in the third quarter of fiscal 2000, principally as a result of the expense increases discussed above and weak comparable store sales. For the first nine months of fiscal 2001, selling, general and administrative expenses increased to 34.9% of sales from 33.5% of sales for the same period of the previous year, also as a result of the expense increases discussed above and weak comparable store sales.

INTEREST AND OTHER EXPENSE, NET

9 of 18

Interest and other expense, which includes amortization of debt issuance costs, decreased $1.4 million, to $538,000 in the third quarter of fiscal 2001 from $1.9 million in the third quarter of fiscal 2000. Interest and other expense in the third quarter of 2001 includes a non-cash credit of $516,000 related to a mark to market of the 550,000 warrants for common stock outstanding. Average debt outstanding decreased to $26.5 million for the third quarter of fiscal 2001, as compared to $54.7 million in the third quarter of fiscal 2000.

Year-to-date, interest and other expense for the first nine months of fiscal 2001 remained essentially flat, as compared to the prior year, at $4.0 million. Average debt outstanding decreased to $25.6 for the first nine months of fiscal 2001 from $48.8 million for the first nine months of fiscal 2000, primarily as a result of the March preferred stock and May common stock financings. For the first nine months of fiscal 2001, the interest savings from this reduction in average debt was principally offset by increased amortization of debt issuance costs as compared to the same period of the prior year, and a non-cash charge of $257,000 related to the mark to market of the outstanding 550,000 warrants for common stock.

INCOME TAXES

Our effective tax benefit rate was 36.0% in the third quarter of fiscal 2001, as compared to a tax benefit rate of 41.0% in the third quarter of fiscal 2000. These rates reflect the effect of aggregate state tax rates based on a mix of retail sales and direct-to-customer sales in the various states in which we have sales revenue or conduct business.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the first nine months of fiscal 2001 increased $27.2 million, to $36.6 million from $9.4 million for the first nine months of fiscal 2000. The increase resulted primarily from an increased net loss, increased payments for merchandise inventories, and reductions in receipts for tenant improvement allowances.

Net cash from investing activities for year-to-date fiscal 2001 increased $23.5 million, to a $3.9 million source of cash from a $19.6 million use of cash for year-to-date fiscal 2000. In the first quarter of fiscal 2001 we signed agreements with a third party to cancel leases and close three of our under-performing locations, for which we received $5.3 million. Capital expenditures for the first nine months of fiscal 2001 decreased $18.3 million as compared to the same period of the prior year. During the current period, we opened one new store location in Santa Clara, CA. In the comparable period of the prior year, expenditures included 12 new stores and the Baltimore, MD facility. We anticipate a significant level of re-modeling and re-fixturing activity in the first quarter of fiscal 2002, in preparation for the launch of our proprietary, premium-positioned home textiles collection in April.

Net cash provided by financing activities was $32.6 million for the first nine months of fiscal 2001 as compared to $26.1 million for the first nine months of fiscal 2000. In March of 2001 we completed a preferred stock financing, appointed a new Chief Executive Officer and amended our credit facility. In May of 2001, we completed a common stock financing. Combined net proceeds from our preferred stock financing and common stock transactions were $37.9 million and were used to pay down our revolving line of credit and for other general corporate purposes. In the first nine months of fiscal 2000, substantially all of the cash provided by financing activities was from borrowings under our line of credit facility.

Pursuant to our senior secured credit facility, as amended in March 2001, we have a line of credit of up to a maximum of $85.0 million with amounts available for letters of credit under the line up to a maximum of $20.0 million. The availability under the credit agreement is limited by reference to a borrowing base calculation, based upon eligible inventory and accounts receivable. Moreover, the amount available under the credit facility is typically much less than the $85.0 million stated maximum limit of the facility because the availability of eligible collateral for purposes of the borrowing base limitations in the credit facility usually reduces the overall credit amount otherwise available at any given time. The agreement contains restrictive covenants, including capital expenditure limits. As of November 3, 2001 we believe we were in compliance with the covenants under the credit facility and we had outstanding $33.5 million in loans (net of debt issuance costs of $2.7 million) and $5.7 million in outstanding letters of credit. The credit facility expires on June 30, 2003.

In connection with an amendment to our credit facility in September 2000, we issued putable warrants for the purchase of 550,000 shares of our common stock at $3.75 per share. The warrants expire on September 27, 2005. The fair value of the warrants is calculated each quarter using the Black-Scholes model. For the third quarter of fiscal 2001, the revaluation of the warrants resulted in a non-cash credit to interest expense of $516,000.

As discussed in footnote 8, on November 6, 2001 we completed a private placement sale of 4,487,178 shares of our common stock at $3.90 per share, resulting in aggregate proceeds of approximately $17.5 million. The proceeds were used to pay down our revolving line of credit.

We currently believe that the combination of the infusion of capital from the March preferred stock financings, the May and November common stock financings, cash flow from our operations and funds available under our credit facility will satisfy our expected working capital and capital expenditure requirements for at least the next 12 months. However, adverse developments concerning our sales performance or the availability of credit under our credit facility due to covenant limitations or other factors could limit the overall availability of funds to us. Moreover, we may not have successfully anticipated our future capital needs and, should the need arise, additional sources of financing may not be available or, if available, may not be on terms favorable to us or our stockholders.

FACTORS THAT MAY AFFECT FUTURE RESULTS

10 of 18

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

Increased advertising expenditure without increased revenues may have a negative impact on our operating results.

We expend a large amount of our available funds on advertising in advance of a particular season. Moreover, our advertising costs for the past three fiscal years have increased from approximately $4.4 million per year to approximately $14.1 million per year. As a result, if we misjudge the directions or trends in our market, we may significantly overstock unpopular products and understock popular ones while expending large amounts of our cash on advertising that generates little return on investment. All of these results would have a negative impact on our operating results. During the last three fiscal years, our advertising costs have increased while our overall revenues have declined. Accordingly, we have spent increasing cash on advertising without achieving overall revenue increases and, if this trend were to continue, it would have a negative impact on our operating results.

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

A variety of factors affect our comparable store sales including, among other things, the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise mix, promotional events, the impact of competition and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past, and we believe that such fluctuations may continue. Our comparable store net sales decreased 1% in fiscal 2000, and increased 0.8% in fiscal 1999 and increased 12.3% in fiscal 1998. Comparable store sales decreased 8.8% for the third quarter of the fiscal year ending February 2, 2002. Past comparable store sales results may not be indicative of future results. As a result, the unpredictability of our comparable store sales may cause our revenues and operating results to vary quarter to quarter, and an unanticipated decline in revenues may cause our stock price to fluctuate.

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

11 of 18

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

We are dependent on external funding sources which may not make available to us sufficient funds when we need them.

We, like other emerging-growth retailers, rely significantly on external funding sources to finance our operations and growth. Any reduction in cash flow from operations could increase our external funding requirements to levels above those currently available to us. While we currently have in place an $85.0 million credit facility, the amount available under this facility is typically much less than the $85.0 million stated maximum limit of the facility because the availability of eligible collateral for purposes of the borrowing base limitations in the credit facility usually reduces the overall credit amount otherwise available at any given time. We currently believe that the combination of the March 2001 preferred stock financing, the May and November 2001 common stock financings, our cash flow from operations and funds available under our credit facility will satisfy our capital requirements for at least the next 12 months. However, continued weakening of, or other adverse developments concerning, our sales performance or adverse developments concerning the availability of credit under our credit facility due to covenant limitations or other factors could limit the overall availability of funds to us. In particular, we may experience cash flow shortfalls in the future and any increase in external funding required by these shortfalls may not be available to us.

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

During the second quarter of fiscal 2001, we permanently paid down Tranche C of our amended credit facility. As a result, our credit facility now provides for an overall commitment of $85.0 million, of which up to $20.0 million is available for letters of credit. Covenants in the credit facility include, among others, ones that limit our ability to incur additional debt, make liens, make investments, consolidate, merge or acquire other businesses and sell assets, pay dividends and other distributions, and enter into transactions with affiliates. These covenants restrict numerous aspects of our business. Moreover, financial performance covenants require us, among other things, not to exceed particular capital expenditure limits. The credit facility also includes a borrowing base formula to address the availability of credit under the facility at any given time based upon numerous factors, including eligible inventory and eligible accounts receivable (subject to the overall maximum cap on total borrowings). Consequently, the availability of eligible collateral for purposes of the borrowing base formula may limit our ability to borrow under the credit facility. Moreover, failure to comply with the terms of the credit facility would entitle the secured lenders to foreclose on our assets, including our accounts, inventory, general intangibles, equipment, goods, fixtures and chattel paper. The secured lenders would be repaid from the proceeds of the liquidation of those assets before the assets would be available for distribution to other creditors and, lastly, to the holders of our capital stock. Our ability to satisfy the financial and other restrictive covenants may be affected by events beyond our control.

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

We have interest and other expense which may impact our future operations.

High levels of interest and other expense have had and could have negative effects on our future operations. Interest and other expense, increased $4.4 million to $5.8 million for the fiscal year ended February 3, 2001 from $1.4 million for the fiscal year ended January 29, 2000. For the fiscal year ended January 29, 2000, interest expense increased only $0.5 million to $1.4 million. The increase in interest expense in the past fiscal year resulted from both an increase in the average borrowings outstanding and an increase in the average interest rate. However, cash generated from our operations was not sufficient to cover operating expenses and capital expenditures. Consequently, we were required to make continuous borrowings under our credit facility during the fiscal year ended February 3, 2001. While our credit facility was amended in March 2001 and September 2001 to provide us with more favorable interest rates, a substantial portion of our cash flow from operations must be used to pay our interest expense and will not be available for other business purposes. Interest expense

12 of 18

continues to be a significant use of our available cash. Our ability to meet our debt and other obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors. In addition, we may need to incur additional indebtedness in the future. Many of these factors are beyond our control. We cannot assure you that our business will generate sufficient cash flow or that future financings will be available to provide sufficient proceeds to meet our obligations or to service our total debt.

We are subject to trade restrictions and other risks associated with our dependence on foreign imports for our merchandise.

During the fiscal year ended February 3, 2001, we purchased approximately 18% of our merchandise directly from vendors located abroad and expect that such purchases will increase as a percentage of total merchandise purchases for the fiscal year ending on February 2, 2002. As an importer, our future success will depend in large measure upon our ability to maintain our existing foreign supplier relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them. Additionally, many of our imported products are subject to existing duties, tariffs and quotas that may limit the quantity of some types of goods which we may import into the United States. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, changes in import duties, tariffs and quotas, loss of “most favored nation” trading status by the United States in relation to a particular foreign country, work stoppages, delays in shipments, freight cost increases, economic uncertainties, including inflation, foreign government regulations, and political unrest and trade restrictions, including the United States retaliating against protectionist foreign trade practices. If any of these or other factors were to render the conduct of business in particular countries undesirable or impractical, our financial condition and results of operations could be materially adversely affected.

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

We may invest additional resources in the expansion of our direct-to-customer business which could increase the risks associated with aspects of this business. While we out-source the fulfillment aspects of this segment, including telemarketing, customer service and distribution, to New Roads Corporation, increased efforts in our direct-to-customer business could result in material changes in our operating costs, including increased merchandise inventory costs and costs for paper and postage associated with the distribution and shipping of catalogs and product. Although we intend to attempt to mitigate the impact of these increases by improving efficiencies, we cannot assure you that cost increases associated with our direct-to-customer business will not have an adverse effect on the profitability of our business.

We may not be able to successfully anticipate changes in consumer trends and our failure to do so may lead to loss of sales revenues and the closing of under-performing stores.

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

A material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise trends and consumer demands may further require us to close under-performing stores. The closure of such stores would subject us to additional costs including, but not limited to, taking reserves on impaired assets, loss of goodwill and costs associated with outstanding lease obligations.

13 of 18

Our success is highly dependent on new manufacturers and suppliers with whom we do not have a long history working together.

As our management team changes the nature and types of the many products that we sell, we anticipate changes in some of the manufacturers and suppliers of our products. Many of these manufacturers and suppliers will be new to us, and many of them will be located abroad. We cannot assure you that they will be reliable sources of our products. Moreover, these manufacturers and suppliers may be small and undercapitalized firms which produce limited numbers of items. Given their limited resources, these firms might be susceptible to production difficulties, quality control issues and problems in delivering agreed-upon quantities on schedule. We cannot assure you that we would be able, if necessary, to return products to these suppliers and obtain refunds of our purchase price or obtain reimbursement or indemnification from them if their products prove defective. These suppliers and manufacturers also may be unable to withstand the current downturn in the U.S. or worldwide economy. Significant failures on the part of these new suppliers or manufacturers could have a material adverse effect on our operating results.

In addition, many of these suppliers and manufacturers will require extensive advance notice of our requirements in order to produce products in the quantities we desire. This long lead time requires us to place orders far in advance of the time when certain products will be offered for sale, thereby exposing us to risks relating to shifts in customer demands and trends, and any downturn in the U.S. economy.

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

The success of our business will continue to depend upon our key personnel, including our new President and Chief Executive Officer, Mr. Gary G. Friedman. During the last year, we have experienced significant turnover in our executive staff, including the departure of our Chief Operating Officer and Chief Financial Officer. We have hired a new Chief Financial Officer, a new Chief Operating Officer and a number of other new executive personnel. Although we believe that the hiring of such personnel will offer an opportunity to expand our management team with persons that can assist in implementing our new direction, turnover in personnel and the recruitment and retention of a new executive staff created a number of significant challenges for us. For instance, the responsibilities of the Chief Financial Officer include budgeting, financial forecasting and related areas of financial management. Although we experienced transitional difficulties in administration in these areas in connection with the departure of our former Chief Financial Officer, the retention of our new Chief Financial Officer has allowed us to move rapidly to address these transitional issues.

Additionally, competition for qualified employees and personnel in the retail industry is intense. The process of locating personnel with the combination of skills and attributes required to carry out our goals is often lengthy. Our success depends to a significant degree upon our ability to attract, retain and motivate qualified management, marketing and sales personnel, in particular store managers, and upon the continued contributions of these people. We cannot assure you that we will be successful in attracting and retaining qualified executives and personnel. In addition, our employees may voluntarily terminate their employment with us at any time. We also do not maintain any key man life insurance. The loss of the services of key personnel or our failure to attract additional qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

Fast growth of our company coupled with changes in general economic conditions have impacted our profitability.

In fiscal years 1999 and 2000, we experienced rapid growth and, as a result, our costs and expenditures outpaced our revenues. Following this growth, the economy in the United States of America began to weaken. The combination of these two factors impacted our profitability. In fiscal years 1999 and 2000 we were not profitable. Moreover, the first three quarters comparable sales growth for fiscal year 2001 were negative as compared with the same period of the prior fiscal year. Accordingly, if this trend were to continue, it may have a material adverse effect on our business, operating results and financial condition.

Changes in general economic conditions affect consumer spending and may significantly harm our revenues and results of operations.

We believe that there currently is a general trend in the economy of weakening retail sales, and we further believe that we may continue to be hurt by this trend. In particular, a weakening environment for retail sales could adversely affect consumer interest in our major product lines. Our comparable store net sales decreased 1% for the fiscal year ended February 3, 2001. Our third quarter sales for the fiscal year ending February 2, 2002 decreased 5.4% from the same period of the prior year. Additionally, in fiscal years 2000 and 1999 we were not profitable. The success of our business depends to a significant extent upon the level of consumer spending, and a number of economic conditions affect the level of consumer spending on merchandise that we offer, including, among other things, the general state of the economy, general business conditions, the level of consumer debt, interest rates, taxation and consumer confidence in future economic conditions. More generally, reduced consumer confidence and spending may result in reduced demand for our products and limitations on our ability to increase prices. They also may require increased levels of selling and promotional expenses. Adverse economic conditions and any related decrease in consumer demand for discretionary items such as those offered by us could have a material adverse effect on our business, results of operations and financial condition.

14 of 18

We face an extremely competitive specialty retail business market.

The retail market is highly competitive. We compete against a diverse group of retailers ranging from specialty stores to traditional furniture stores and department stores. Our product offerings also compete with a variety of national, regional and local retailers. We also compete with these and other retailers for customers, suitable retail locations, suppliers and qualified employees and management personnel. Many of our competitors have significantly greater financial, marketing and other resources. Moreover, increased competition may result in potential or actual litigation between us and our competitors relating to such activities as competitive sales and hiring practices, exclusive relationships with key suppliers and manufacturers and other matters. As a result, increased competition may adversely affect our future financial performance, and we cannot assure you that we will be able to compete successfully in the future.

Terrorist attacks and threats or actual war may negatively impact all aspects of our operations, revenues, costs and stock price.

Recent terrorist attacks in the United States, as well as future events occurring in response or connection to them, including, without limitation, future terrorist attacks against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies or military or trade disruptions impacting our domestic or foreign suppliers of merchandise, may impact our operations. The potential impact to our operations includes, among other things, delays or losses in the delivery of merchandise to us and decreased sales of the products we carry. Additionally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. They also could result in economic recession in the U.S. or abroad. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in the volatility of the market price for our common stock and on the future price of our common stock.

Our common stock price may be volatile.

The market price of our common stock has fluctuated significantly in the past, and is likely to continue to be highly volatile. In addition, the trading volume in our common stock has fluctuated, and significant price variations can occur as a result. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. In addition, the U.S. equity markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of emerging-growth companies. These broad market fluctuations may materially adversely affect the market price of our common stock in the future. Such variations may be the result of changes in the trading characteristics that prevail in the market for our common stock, including low trading volumes, trading volume fluctuations and other similar factors that are particularly common among highly volatile securities of emerging-growth companies. Variations also may be the result of changes in our business, operations or prospects, announcements or activities by our competitors, new contractual relationships with key suppliers or manufacturers by us or our competitors, proposed acquisitions by us or our competitors, financial results that fail to meet public market analysts’ expectations, changes in stock market analysts’ recommendations regarding us, other retail companies or the retail industry in general, and domestic and international market and economic conditions.

Future sales of our common stock in the public market could adversely affect our stock price and our ability to raise funds in new equity offerings.

We cannot predict the effect, if any, that future sales of shares of our common stock or the availability for future sale of shares of our common stock or securities convertible into or exercisable for our common stock will have on the market price of our common stock prevailing from time to time. For example, in connection with our May 2001 common stock financing, we filed a registration statement on Form S-3 with the Securities and Exchange Commission on June 1, 2001 to register approximately 4.5 million shares of our common stock acquired by the investors in the financing. The registration statement became effective on July 6, 2001. Additionally, in connection with our March 2001 preferred stock financing, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register up to 6,875,000 shares of our common stock issued, or to be issued upon the conversion of our Series A preferred stock, to the investors in the financing. And, in connection with our November 2001 common stock financing, we filed a registration statement on Form S-3, of which this prospectus is a part, with the Securities and Exchange Commission to register 4,487,178 shares of our common stock issued to the investors in the financing. Sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement or under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options or warrants, or the conversion of our preferred stock, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our common stock and could materially impair our future ability to raise capital through an offering of equity securities.

We are subject to anti-takeover provisions and the terms and conditions of our preferred stock financing that could delay or prevent an acquisition and could adversely affect the price of our common stock.

Our Second Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, certain provisions of Delaware law and the certificate of designation governing the rights, preferences and privileges of our preferred stock may make it difficult in some respects to cause a change in control of our company and replace incumbent management. For example, our Second Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws provide for a classified board of directors. With a classified board of directors, at least two annual meetings of stockholders, instead of one, will generally be required to effect a change in the majority of the board. As a result, a provision relating to a classified board may discourage proxy contests for the election of directors or purchases of a substantial block of our common stock because its provisions could operate to prevent obtaining control of the board in a relatively short period of time.

15 of 18

Separately, the holders of our preferred stock have the right to designate two members of our board of directors, and they also have a number of voting rights pursuant to the terms of the certificate of designation which could potentially delay, defer or prevent a change of control. In particular, the holders of our Series A preferred stock have the right to approve a number of actions by us, including mergers, consolidations, acquisitions and similar transactions in which the holders of Series A preferred stock and common stock do not receive at least three times the then existing conversion price per share of the Series A preferred stock. This right may create a potentially discouraging effect on, among other things, any third party’s interest in completing these types of transactions with us. Consequently, the terms and conditions under which we issued our preferred stock, coupled with the existence of other anti-takeover provisions, may collectively have a negative impact on the price of our common stock, may discourage third-party bidders from making a bid for our company or may reduce any premiums paid to our stockholders for their common stock.

In addition, our board of directors has the authority to fix the rights and preferences of, and to issue shares of, our preferred stock, which may have the effect of delaying or preventing a change in control of our company without action by the holders of our common stock.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q contains forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include statements as to our plans to open additional stores, the results of strategic initiatives, our working capital and capital expenditure needs, the impact of competition and other statements containing words such as believes, anticipates, estimates, expects, may, intends, and words of similar import or statements of managements opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause the actual results, market performance or our achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, changes in economic or business conditions in general, changes in product supply, fluctuations in comparable store sales, limitations resulting from restrictive covenants in our credit facility, failure to anticipate changes in consumer trends, loss of key vendors, changes in the competitive environment in which we operate, competition for and the availability of sites for new stores, changes in our management information needs, changes in management, failure to raise additional funds when required, changes in customer needs and expectations, governmental actions and consequences stemming from terrorist activities in the United States. We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a special meeting of stockholders on October 10, 2001. As of August 17, 2001, the record date for the special meeting, we had 23,805,065 shares of our common stock outstanding and entitled to vote on the proposal presented at the special meeting, held by 162 stockholders of record. As of that same date, we had 15,000 shares of our Series A preferred stock outstanding and entitled to vote on the proposal presented at the special meeting, held by 16 stockholders of record. Of these outstanding shares, 78.7% or 24,648,645 shares of common stock and Series A preferred stock (on an as-converted basis of 500 to 1) were represented at such meeting, in person or by proxy, which constituted a quorum. The matter voted upon at the special meeting was the approval of an amendment to our Second Amended and Restated Certificate of Incorporation to increase the authorized number of shares of our common stock from 40,000,000 shares to 60,000,000 shares so that the total authorized number of shares of our capital stock will increase from 45,000,000 shares to 65,000,000 shares, of which 60,000,000 shares will be common stock and 5,000,000 shares will be preferred stock. The result of the voting as to such matter is as follows:

	For	Against	Abstain	Broker Non-Votes

Common	17,376,602	130,197	16,846	0
Common and Series A	24,501,602	130,197	16,846	0

16 of 18

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     See attached exhibit index.

(b) Reports on Form 8-K

(i)	On August 13, 2001, we filed a current report on Form 8-K, dated July 16, 2001, reporting the employment of Tom Bazzone as our Executive Vice President and Chief Operating Officer and the appointment of Mr. Bazzone as director of the company and reporting our second quarter results.
(ii)	On August 22, 2001, we filed a current report on Form 8-K, dated the same date, reporting our second quarter results.
(iii)	On October 24, 2001, we filed a current report on Form 8-K, dated October 10, 2001, reporting the results of our special meeting of stockholders on October 10, 2001

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Restoration Hardware, Inc.

Date: December 17, 2001	By: /s/ GARY FRIEDMAN Gary Friedman Chief Executive Officer

Date: December 17, 2001	By: /s/ KEVIN SHAHAN Kevin Shahan Chief Financial Officer (Principal Financial Officer)

17 of 18

EXHIBIT INDEX

EXHIBIT
NUMBER	DOCUMENT DESCRIPTIONS

3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Bylaws, as amended to date(2)
4.1	Reference is made to Exhibit 3.1
4.2	Reference is made to Exhibit 3.2
4.3	Specimen Common Stock Certificate(1)
4.4	Specimen Series A Preferred Stock Certificate(3)
4.5	Specimen Series B Preferred Stock Certificate(3)
4.6	Certificate of Designation of Series A and Series B Preferred Stock(3)
4.7	Amended and Restated Series A and B Preferred Stock Purchase Agreement dated as of March 21, 2001, by and among Restoration Hardware, Inc. and the investors named therein.(4)
4.8	Amended and Restated Investor Rights Agreement, dated as of March 21, 2001, by and among Restoration Hardware, Inc. and the investors named therein(5)
4.9	Consent and Waiver Regarding Additional Financing(6)
10.41	Amended and Restated 1998 Stock Incentive Plan(7)
10.42	Form of Non-Plan Notice of Grant of Stock Option and Stock Option Agreement

(1)	Incorporated by reference to the exhibit with the same number filed with the registrant’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-51027), filed with the Securities and Exchange Commission on June 2, 1998.

(2)	Incorporated by reference to the exhibit with the same number filed with the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998, filed with the Securities and Exchange Commission on December 15, 1998.

(3)	Incorporated by reference to the exhibit with the same number filed with the registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2001.

(4)	Incorporated by reference to Exhibit 10.19 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on April 2, 2001.

(5)	Incorporated by reference to Exhibit 10.18 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on April 2, 2001.

(6)	Incorporated by reference to the exhibit with the same number filed with the registrant’s Form 8-K filed with the Securities and Exchange Commission on May 23, 2001.

(7)	Incorporated by reference to the exhibit with the exhibit number 99.1 filed with the registrant’s registration statement on S-8 filed with the Securities and Exchange Commission on October 26, 2001.

18 of 18