Form 10-K/A
period 2001-02-03
RESTORATION HARDWARE INC
filed 2002-01-04
CIK 863821

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K/A

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

                                           PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................69

                                EXPLANATORY NOTE

This Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended February 3, 2001 is being filed to amend Part II, Item 8 (Financial Statements and Supplementary Data, Independent Auditors' Report), to add the city and state of the office for the Registrant's independent auditors, and to correct a typographical error in Part III, Item 10 (Directors and Executive Officers of the Registrant).

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


              NAME                    AGE                          POSITION
------------------------------------------------------------------------------------------------
Stephen J. Gordon(4)(5)                50      Chairman of the Board of Directors, Former
                                               Chief Executive Officer and Director Nominee

Gary G. Friedman(9)(10)                43      Chief Executive Officer, Director and Director
                                               Nominee

Thomas Christopher(3)                  53      Former President, Former Chief Operating
                                               Officer, Former Assistant Secretary and Former
                                               Director

Walter J. Parks                        42      Executive Vice President, Chief Financial
                                               Officer, Secretary and Chief Administrative
                                               Officer

Cornelia S. Hunter                     53      Former Executive Vice President, Merchandise

Damon H. Ball(1)(3)(4)(6)              43      Director

Robert B. Camp(1)(3)                   57      Director

Raymond C. Hemmig(1)(2)(3)(6)          51      Director

Glenn J. Krevlin(7)(9)                 41      Director

Marshall B. Payne(2)(6)                44      Director

Ann Rhoades(11)                        56      Former Director


Mark J. Schwartz(8)(9)                 43      Director

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

    *10.40         Severance Agreement between the Company and Stephen J. Gordon, effective as of March 21, 2001
       *21         List of Subsidiaries
    **23.1         Consent of Independent Auditors



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

  * Previously filed.

 ** Filed herewith.

(c) Reports on Form 8-K.

        The Company filed a Form 8-K on April 2, 2001.

                                   SIGNATURES
        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Corte Madera, state of California on this 4th day of January, 2002.

                                           RESTORATION HARDWARE, INC.



                                           By: /s/ GARY G. FRIEDMAN
                                              ---------------------------------
                                           Gary G. Friedman
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)
                                           Date:  January 4, 2002
        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               SIGNATURE                                TITLE                        DATE
---------------------------------------   ----------------------------------   ----------------

/s/ GARY G. FRIEDMAN                      President, Chief Executive Officer   January 4, 2002
---------------------------------------   and Director (Principal Executive
Gary G. Friedman                          Officer)


/s/ KEVIN W. SHAHAN                       Vice President and Chief Financial   January 4, 2002
---------------------------------------   Officer (Principal Financial and
Kevin W. Shahan                           Accounting Officer)


/s/ STEPHEN J. GORDON                     Director                             January 4, 2002
---------------------------------------
Stephen J. Gordon



/s/ DAMON H. BALL                         Director                             January 4, 2002
---------------------------------------
Damon H. Ball


/s/ ROBERT E. CAMP                        Director                             January 4, 2002
---------------------------------------
Robert E. Camp




               SIGNATURE                               TITLE                         DATE
---------------------------------------   ---------------------------------    ----------------

/s/ RAYMOND C. HEMMIG                     Director                             January 4, 2002
-----------------------------------
Raymond C. Hemmig


                                          Director                             January _, 2002
-----------------------------------
Glenn J. Krevlin


/s/ MARK J. SCHWARTZ                      Director                             January 4, 2002
-----------------------------------
Mark J. Schwartz


                                          Director                             January _, 2002
-----------------------------------
Thomas M. Bazzone



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

    *10.40         Severance Agreement between the Company and Stephen J. Gordon, effective as of March 21, 2001
       *21         List of Subsidiaries
    **23.1         Consent of Independent Auditors



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

   * Previously filed.

  ** Filed herewith.