Form 10-Q/A
period 2001-08-04
RESTORATION HARDWARE INC
filed 2002-01-04
CIK 863821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2001 is being filed to amend Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), to change certain increases described therein expressed in terms of basis points to percentages.

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

COST OF GOODS SOLD AND OCCUPANCY

Cost of goods sold and occupancy expenses expressed as a percentage of net sales increased 5.9% to 79.6% in the second quarter of fiscal 2001 from 73.7% in the second quarter of fiscal 2000. The increase is principally attributable to the markdown activity associated with clearing unproductive inventories. As a result, year-over-year average store inventory decreased 16.7%. We believe this is a positive development for us and puts us in a better position to place new products in our stores throughout the balance of the year.

Year-to-date, cost of goods sold and occupancy expenses increased 4.7% to 79.0% from 74.3% in the same period of the previous year, primarily as a result of clearance activity associated with the repositioning of our business.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses expressed as a percentage of net sales for the second quarter of fiscal 2001 were flat to the same period of the prior year, at 32.8%. For the first six months of fiscal 2001, selling, general and administrative expenses increased 0.6% to 34.1% of sales from 33.5% of sales for the same period of the previous year, primarily as a result of the decrease in comparable store sales during this period.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Restoration Hardware, Inc.

Date: January 4, 2002	By: /s/ GARY G. FRIEDMAN
Gary G. Friedman President and Chief Executive Officer (Principal Executive Officer)

Date: January 4, 2002	By: /s/ KEVIN W. SHAHAN
Kevin W. Shahan Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DOCUMENT DESCRIPTIONS

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Bylaws, as amended to date(2)

4.1	Reference is made to Exhibit 3.1

4.2	Reference is made to Exhibit 3.2

4.3	Specimen Common Stock Certificate(1)

4.4	Specimen Series A Preferred Stock Certificate(3)

4.5	Specimen Series B Preferred Stock Certificate(3)

4.6	Certificate of Designation of Series A and Series B Preferred Stock(3)

EXHIBIT NUMBER	DOCUMENT DESCRIPTIONS

4.7	Amended and Restated Series A and B Preferred Stock Purchase Agreement dated as of March 21, 2001, by and among Restoration Hardware, Inc. and the investors named therein.(4)

4.8	Amended and Restated Investor Rights Agreement, dated as of March 21, 2001, by and among Restoration Hardware, Inc. and the investors named therein.(5)

4.9	Consent and Waiver Regarding Additional Financing.(6)

10.1	Stock Purchase Agreement, dated as of May 17, 2001, by and among Restoration Hardware, Inc. and certain investors named therein.(6)

*10.2	Offer Letter, dated June 26, 2001, from Restoration Hardware, Inc. to Tom Bazzone.

(1)	Incorporated by reference to the exhibit with the same number filed with the registrant’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-51027), filed with the Securities and Exchange Commission on June 2, 1998.

(2)	Incorporated by reference to the exhibit with the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998, filed with the Securities and Exchange Commission on December 15, 1998.

(3)	Incorporated by reference to the exhibit with the same number filed with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2001.

(4)	Incorporated by reference to Exhibit 10.19 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on April 2, 2001.

(5)	Incorporated by reference to Exhibit 10.18 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on April 2, 2001.

(6)	Incorporated by reference to the exhibit with the same number filed with the registrant’s Form 8-K filed with the Securities and Exchange Commission on May 23, 2001.

*	Previously filed.