Form 10-K/A
period 2001-02-03
RESTORATION HARDWARE INC
filed 2002-05-03
CIK 863821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                               (Amendment No. 2)

                   For the fiscal year ended FEBRUARY 3, 2001

                        Commission file number 000-24261

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE


Title of each class                   Name of each exchange on which registered
        NONE                                             NONE
        ----                                             ----


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $.0001 PAR VALUE
                                (Title of class)

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

                                TABLE OF CONTENTS


                                                                                          PAGE
                                                                                          ----
                                            PART I

Item 1.    Business...................................................................      1
Item 2.    Properties.................................................................     13
Item 3.    Legal Proceedings..........................................................     14
Item 4.    Submission of Matters to a Vote of Security Holders........................     14

                                           PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters......     14
Item 6.    Selected Financial Data....................................................     16
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................................     17
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.................     23
Item 8.    Financial Statements, as Restated, and Supplementary Data..................     24
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure........................................     46

                                           PART III

Item 10.   Directors and Executive Officers of the Registrant.........................     47
Item 11.   Executive Compensation and Other Information...............................     52
Item 12.   Security Ownership of Certain Beneficial Owners and Management.............     64
Item 13.   Certain Relationships and Related Transactions.............................     66

                                           PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........     69

                               INTRODUCTORY NOTE

We issued a press release on March 21, 2002, included as an exhibit to a Form 8-K filed with the Securities and Exchange Commission on the same date, and a press release on March 29, 2002, included as an exhibit to a Form 8-K filed with the Securities and Exchange Commission on April 1, 2002, relating to our intention to restate our annual financial statements for fiscal year 2000 and the first three quarters of fiscal year 2001. This amendment on Form 10-K/A (Amendment No. 2) amends our annual report on Form 10-K for the year ended February 3, 2001, as filed with the Securities and Exchange Commission on May 4, 2001, and is being filed to reflect the restatement of our consolidated financial statements. The significant effects of this restatement on the financial statements are presented in Note 13 to the consolidated financial statements and Items 6 and 7 in Part II of this amended annual report on Form 10-K/A (Amendment No. 2). This amendment incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this annual report as originally filed, except where specifically noted.

This amended annual report on Form 10-K/A (Amendment No. 2) contains certain forward-looking statements that are based on the beliefs of, and estimates made by and information currently available to, our management. The words "expect," "anticipate," "intend," "plan" and similar expressions identify forward-looking statements. These statements are subject to risks and uncertainties. Actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Factors That May Affect Our Future Operating Results" and elsewhere in this annual report on Form 10-K/A (Amendment No. 2).

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

We have made forward-looking statements in this annual report on Form 10-K/A.

This annual report on Form 10-K/A contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include statements as to our plans to open additional stores, the anticipated performance of new stores, the impact of competition and other statements containing words such as "believes," "anticipates," "estimates," "expects," "may," "intends," and words of similar import or statements of our management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, changes in economic or business conditions in general, changes in product supply, fluctuations in comparable store sales, limitations resulting from restrictive covenants in our credit facility, failure to anticipate changes in consumer trends, loss of key vendors, changes in the competitive environment in which we operate, competition for and the availability of sites for new stores, changes in our management information needs, changes in management, failure to raise additional funds when required, changes in customer needs and expectations and governmental actions. We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this annual report.


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

STOCK PRICE INFORMATION

Set forth below are the high and low closing sale prices for shares of our common stock for each quarter during the fiscal years ended February 3, 2001 and January 29, 2000 as reported by the Nasdaq National Market System.



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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data of the Company should be read in conjunction with the consolidated financial statements and related notes for the year ended February 3, 2001, as well as the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this Form 10-K/A (Amendment No. 2). This selected financial data for fiscal year 2000 contains certain financial information that has been restated. See Note 13 to the consolidated financial statements for further discussion of this matter.



                                           2000(2)(7)         1999             1998(1)            1997             1996(2)
                                           ----------         ----             -------            ----             -------
                                            (in thousands except percentages, per-share amounts and retail stores data)
Results of Operations
   Net Sales(3)                          $366,236           $298,902          $211,347          $ 98,655         $ 39,989
   Earnings (loss) before income
   taxes                                   (5,977)            (4,773)            8,247             3,056            1,366
   Earnings (loss) before
     cumulative effect of change in
     accounting principle                  (3,741)            (3,040)            4,866             1,748              796
   Cumulative effect of change in
     accounting principle                    (819)                --                --                --               --
   Net income (loss)                       (4,560)            (3,040)            4,866             1,748              796
   Net earnings (loss) avail. To
   common stockholders                     (4,560)            (3,040)            3,867            (5,285)             628
   Basic EPS before cumulative
     effect                                 (0.22)             (0.18)             0.33             (1.20)            0.13
   Cumulative effect on EPS                 (0.05)                --                --                --               --
   Basic EPS                                (0.27)             (0.18)             0.33             (1.20)            0.13
   Diluted EPS before cumulative
     effect                                 (0.22)             (0.18)             0.23             (1.20)            0.06
   Cumulative effect on EPS                 (0.05)                --                --                --               --
   Diluted EPS                              (0.27)             (0.18)             0.23             (1.20)            0.06

Financial Position
   Working capital                          36,196             48,373            34,417             8,188            6,501
   Long term debt & other
   liabilities                              39,470             37,147               470            10,678            1,580
   Total assets                            233,871            221,715           164,245            87,233           32,230
   Redeemable preferred stock                   --                 --                --            43,033           13,856
   Stockholders equity                      78,875             82,882            83,755           (11,748)           1,505

Retail Stores
   Store count                                 106                 93                65                41               20
   Comparable store sales
   growth(4)                                (1.0%)               0.8%             12.3%             11.1%            24.5%
   Average selling
   sq. ft per store(5)                       6,619              6,606             6,431             6,113            4,805
   Store selling sq. ft at year end        701,628            614,343           418,025           250,622          100,897
   Average net sales
   per selling sq. ft.(6)                $     522          $     559         $     567         $     583        $     651
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

(3) Net sales amounts include shipping fees in accordance with our adoption of EITF 00-10, "Accounting for shipping and handling fees and costs."

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

(7) Amounts reflect the change in accounting principle for revenue recognition of furniture sales from shipment to upon delivery to the customer.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the restatement to previously issued consolidated financial statements for fiscal year 2000. See Note 13 to the consolidated financial statements for further discussion of this matter.

RESULTS OF OPERATIONS

NET SALES

Net sales consist of the following components:



                                           % OF                              % OF                             % OF
                           2000            TOTAL             1999            TOTAL             1998           TOTAL
                           ----            -----             ----            -----             ----           -----
                                  (in thousands except percentages, per-share amounts and retail stores data)
Retail sales            $  342,687             93.5%      $  279,225             93.4%      $  192,541            91.1%
Direct-to-customer          22,554              6.2%          12,785              4.3%           3,351             1.6%
Furniture                      995              0.3%           6,892              2.3%          15,455             7.3%
                        ----------       ----------       ----------       ----------       ----------      ----------
Total net sales         $  366,236              100%      $  298,902            100.0%      $  211,347           100.0%
                        ==========       ==========       ==========       ==========       ==========      ==========


Net sales for our company, Restoration Hardware, and our subsidiaries for the 2000 fiscal year for the 53 weeks ended February 3, 2001, increased $67.3 million, or 23%, over net sales for the 1999 fiscal year for the 52 weeks ended January 29, 2000. Net sales for 1999 increased $87.6 million, or 41%, over net sales for the 1998 fiscal year for the 52 weeks ended January 30, 1999. Net sales for 2000 included shipping fees of $5.7 million, net sales for 1999 included shipping fees of $4.0 million, and net sales for 1998 included shipping fees of $2.0 million. As of February 3, 2001, we operated 106 stores in 31 states, the District of Columbia and in Canada. Our net sales increase year to year is principally due to new store openings.

Retail Sales

                                           2000                1999               1998
                                           ----                ----               ----
                                      (in thousands except percentages, sq. footage amounts
                                                     and retail stores data)
Retail sales                           $    342,687        $    279,225       $    192,541
Retail growth percentage                      22.7%               45.0%              95.5%
Comparable store sales growth                (1.0%)                0.8%              12.3%
Number of stores at beginning of period          93                  65                 41
Store openings                                   13                  28                 24
Number of stores at end of period               106                  93                 65
Average selling sq. ft. per store             6,619               6,606              6,431
Store selling sq. ft. at year-end           701,628             614,343            418,025
Average net sales per sq. ft           $        522        $        559       $        567
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

Average retail selling square footage increased slightly in 2000 as compared to 1999, while average net sales per square foot decreased to $522 in 2000 from $559 in 1999. Average selling square footage per store is calculated by dividing total selling square footage by the number of stores open at the end of the fiscal year. Average net sales per square foot is calculated by dividing total net sales by the weighted average selling square footage of stores opened during the fiscal year.

DIRECT TO CUSTOMER

Direct to customer sales consist of catalog and Internet sales. Net direct to customer sales in 2000 increased $9.8 million as compared to 1999. Approximately half of the increase was from sales from the website, which was launched in August 1999.

FURNITURE SALES

Michaels' Furniture sales consist of Michaels' sales to external customers. Over the past 3 years, we have reduced Michaels' external sales to third-party customers so as to be able to increase production capacity for Restoration Hardware.

COST OF SALES AND OCCUPANCY

Cost of sales and occupancy expenses expressed as a percentage of net sales remained flat to the prior year at 69.3% in 2000. Merchandise margin improvements in 2000 as a result of better sourcing and product flow were offset by higher occupancy costs. Cost of sales and occupancy expenses expressed as a percentage of net sales increased 1.5% to 69.3% in 1999 from 67.8% in 1998, principally as a result of relatively flat merchandise margins offset by increased occupancy expense.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses expressed as a percentage of net sales improved 0.5% to 30.5% in 2000 from 31.0% in 1999, primarily as a result of improved cost control throughout the organization, particularly in the retail division. Selling, general and administrative expenses expressed as a percentage of net sales increased 4.1% to 31.0% in 1999 from 26.9% in 1998. Overall, we invested significantly in developing general and administrative infrastructure during 1999 and expenses increased both in absolute dollars and as a percentage of sales over 1998.

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

Net cash provided by financing activities decreased $37.1 million to $2.2 million in 2000 from $39.3 million in 1999, principally due to reduced borrowings under our line of credit. In 2000, we were able to fund our capital expenditures primarily through cash generated from operations. In 1999, net cash provided by financing activities increased $4.2 million.

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

In connection with an amendment to our line of credit in September 2000, we issued a warrant for the purchase of 394,167 shares of our common stock to Goldman, Sachs & Co. and 155,833 shares of our common stock to Enhanced Retail Funding, LLC, each at $3.75 per share. The warrant expires on September 27, 2005. The fair value of the warrants was calculated using the Black-Scholes method, and was estimated at $374,000. The deferred debt issuance cost reduces the carrying value of the related debt and is being amortized over the life of the debt.

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

ACCOUNTING CHANGE

The Company implemented U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") effective January 30, 2000, which resulted in a change in revenue recognition for furniture sales. Previously, revenue on sales of furniture delivered to the customer was recognized when the furniture was shipped to the customer. Upon implementation of SAB 101, the Company's revenue now reflects the recognition of revenue on furniture sales upon delivery to the customer.

The cumulative effect of the implementation of SAB 101 resulted in a charge to income of $819,000 (net of income taxes of $570,000), or $.05 per basic and diluted share recorded on January 30, 2000. Pro forma information with respect to the impact of SAB 101 on the Company's fiscal 1999 and 1998 statements of operations have not been presented, as it is impractical to determine such amounts because, among other things, the Company no longer has access to the information necessary.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This annual report on Form 10-K/A contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include statements as to our plans to open additional stores, the anticipated performance of new stores, the impact of competition and other statements containing words such as "believes," "anticipates," "estimates," "expects," "may," "intends," and words of similar import or statements of our management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, changes in economic or business conditions in general, changes in product supply, fluctuations in comparable store sales, limitations resulting from restrictive covenants in our credit facility, failure of our management to anticipate changes in consumer trends, loss of key vendors, changes in the competitive environment in which we operate, competition for and the availability of sites for new stores, changes in our management information needs, changes in management, failure to raise additional funds when required, changes in customer needs and expectations and governmental actions. We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this annual report.

The unaudited quarterly financial data for each of the quarters in the fiscal years ended February 3, 2001 and January 29, 2000 are presented below. The unaudited quarterly financial data for the fiscal year ended February 3, 2001 has been restated to give effect to the restatement discussed in Note 13 to the consolidated financial statements.







QUARTERLY RESULTS OF OPERATIONS

Consolidated Statements of Operations Data:
(dollars in thousands, except percentage and per share data)


                                                                             2000
                                                        FIRST QUARTER                          SECOND QUARTER

                                              AS PREVIOUSLY                           AS PREVIOUSLY
                                                 REPORTED         AS RESTATED            REPORTED          AS RESTATED
                                               -----------         -----------         -----------          -----------
Net sales(1)                                  $     69,652        $     68,900        $     72,247        $      72,427
Gross profit                                        17,472              16,950              19,005               19,170
    As a % of net sales                               25.1%               24.6%               26.3%                26.5%
Income (loss) from operations                       (6,383)             (6,905)             (4,658)              (4,493)
Comp store net sales increase                        (14.4)                                    0.8
Income (loss) before cumulative
    effect of change in accounting
    principle                                       (4,296)             (4,634)             (3,417)              (3,320)
Net income (loss) per share:
    Basic(2)
        Before cumulative effect              $      (0.25)       $      (0.27)       $      (0.20)       $       (0.19)
        Net income (loss)                     $      (0.25)       $      (0.32)       $      (0.20)       $       (0.19)
    Diluted(3)
        Before cumulative effect              $      (0.25)       $      (0.27)       $      (0.20)       $       (0.19)
        Net income (loss)                     $      (0.25)       $      (0.32)       $      (0.20)       $       (0.19)


                                                                             2000
                                                        THIRD QUARTER                          FOURTH QUARTER

                                              AS PREVIOUSLY                          AS PREVIOUSLY
                                                 REPORTED          AS RESTATED          REPORTED          AS RESTATED
                                               -----------         -----------        -----------         -----------
Net sales(1)                                  $     80,952        $     81,247       $    146,613        $    143,662
Gross profit                                        20,408              20,415             56,654              55,939
    As a % of net sales                               25.2%               25.1%              38.6%               38.9%
Income (loss) from operations                       (6,797)             (6,790)            18,730              18,015
Comp store net sales increase (decrease)             (1.70)%                                 5.70%
Income (loss) before cumulative
    effect of change in accounting
    principle                                       (5,123)             (5,119)             9,745               9,332
Net income (loss) per share:
    Basic(2)
        Before cumulative effect              $      (0.30)       $      (0.30)      $       0.57        $       0.55
        Net income (loss)                     $      (0.30)       $      (0.30)      $       0.57        $       0.55
    Diluted(3)
        Before cumulative effect              $      (0.30)       $      (0.30)      $       0.56        $       0.54
        Net income (loss)                     $      (0.30)       $      (0.30)      $       0.56        $       0.54


                                                                                 1999
                                                    FIRST              SECOND               THIRD              FOURTH
                                                  QUARTER             QUARTER             QUARTER             QUARTER
                                                  -------             -------             -------             -------
Net sales(1)                                 $     60,795        $     54,606        $     65,550        $    117,951
Gross profit                                       14,049              14,140              20,005              43,483
    As a % of net sales                              23.1%               25.9%               30.5%               36.9%
Income(loss) from operations                       (4,448)             (4,168)             (2,569)              7,831
Comp store net sales increase (decrease)             18.4%                1.2%               (0.2%)              (5.5%)
Net income (loss)                                  (2,657)             (2,581)             (1,744)              3,942
Net income (loss) per share:
    Basic(2)                                 $      (0.16)       $      (0.15)       $      (0.10)       $       0.23
    Diluted(3)                               $      (0.16)       $      (0.15)       $      (0.10)       $       0.23
---------------------------------------------------------------------------------------------------------------------

----------
(1) Net sales amounts include shipping fees in accordance with our adoption of EITF 00-10, "Accounting for Shipping and Handling Fees and Costs."

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED - SEE NOTE 13 TO THE CONSOLIDATED FINANCIAL STATEMENTS)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders Restoration Hardware, Inc. Corte Madera, California

We have audited the accompanying consolidated balance sheets of Restoration Hardware, Inc. and its subsidiaries as of February 3, 2001 and January 29, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended February 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1, effective January 30, 2000, the Company changed its method of recognizing revenue on sales of furniture products delivered to customers.

As discussed in Note 13, the accompanying fiscal 2000 financial statements have been restated.

                            /s/ DELOITTE & TOUCHE LLP
                                San Francisco, CA
                      March 23, 2001 (April 19, 2002 as to
              the effects of the restatement discussed in Note 13)

                           RESTORATION HARDWARE, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              FEBRUARY 3,
                                                                2001
                                                             As Restated          JANUARY 29,
                                                            (See Note 13)            2000
---------------------------------------------------------------------------------------------
ASSETS
Current assets
     Cash and cash equivalents                              $       2,610       $       4,627
     Accounts receivable                                            8,069               6,551
     Merchandise inventories                                       85,067              85,902
     Prepaid expense and other                                      8,975               6,962
                                                            -------------       -------------
           Total current assets                                   104,721             104,042
     Property and equipment, net                                  117,186             108,706
     Goodwill                                                       4,776               4,910
     Other long term assets                                         7,188               4,057
                                                            -------------       -------------
           Total Assets                                     $     233,871       $     221,715
                                                            =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                  $      43,321       $      45,375
     Current portion of deferred lease incentives                   4,575               3,777
     Revolving line of credit and short term debt                   5,730                   2
     Deferred revenue                                               6,398                  --
     Other current liabilities                                      8,501               6,515
                                                            -------------       -------------
           Total current liabilities                               68,525              55,669
     Other long-term obligations                                      612                 344
     Long-term line of credit                                      33,128              36,801
     Long-term portion of deferred lease incentives                41,944              37,950
     Deferred rent                                                 10,787               8,069
                                                            -------------       -------------
           Total liabilities                                      154,996             138,833

Stockholders' equity:
     Common stock, $.0001 par value, 40,000,000 shares             94,901              94,318
        authorized, 17,100,142 and 16,901,338 issued
        and outstanding, respectively
     Accumulated other comprehensive income (loss)                     (4)                 26
     Accumulated deficit                                          (16,022)            (11,462)
                                                            -------------       -------------
           Total stockholders' equity                              78,875              82,882
                                                            -------------       -------------
           Total liabilities and stockholders' equity       $     233,871       $     221,715
                                                            =============       =============


The accompanying notes are an integral part of these consolidated financial statements.

                            RESTORATION HARDWARE INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           FISCAL YEAR ENDED
                                           --------------------------------------------------
                                           FEBRUARY 3,
                                               2001
                                          (As Restated        JANUARY 29,        JANUARY 30,
                                           see Note 13)           2000               1999
                                           ------------       ------------       ------------
Net sales                                  $    366,236       $    298,902       $    211,347
Cost of sales and occupancy                     253,762            207,225            143,369
                                           ------------       ------------       ------------
     Gross profit                               112,474             91,677             67,978
Selling, general and administrative
     expenses                                   111,632             92,628             56,749
Pre-opening store expenses                        1,015              2,403              2,064
                                           ------------       ------------       ------------
     Income (loss) from operations                 (173)            (3,354)             9,165
Interest expense, net                            (5,804)            (1,419)              (918)
                                           ------------       ------------       ------------
     Income (loss) before taxes                  (5,977)            (4,773)             8,247
Provision (benefit) for income taxes             (2,236)            (1,733)             3,381
                                           ------------       ------------       ------------
     Income (loss) before
       cumulative effect of change
       in accounting principle                   (3,741)            (3,040)             4,866

Cumulative effect of change in
     accounting policy, net of tax
     effect of $570                                (819)               --                  --
                                           ------------       ------------       ------------
Net income (loss)                                (4,560)            (3,040)             4,866

Accretion of mandatorily redeemable
     preferred stock                                 --                --                 999
                                           ------------       ------------       ------------

Income (loss) available to common
     stockholders                          $     (4,560)      $     (3,040)      $      3,867
                                           ============       ============       ============
Earnings (loss) per common share:
     Basic earnings (loss) per share
       before cumulative effect            $      (0.22)      $      (0.18)      $       0.33
     Cumulative effect of change in
       accounting principle                       (0.05)                --                 --
     Basic earnings (loss) per share              (0.27)             (0.18)              0.33

     Diluted earnings (loss) per share
       before cumulative effect                   (0.22)             (0.18)              0.23
     Cumulative effect of change in
       accounting principle                       (0.05)                --                 --
     Diluted earnings (loss) per share            (0.27)             (0.18)              0.23

Weighted average shares outstanding:
     Basic                                   17,042,052         16,697,668         11,621,117
     Diluted                                 17,042,052         16,697,668         16,469,359
---------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                           RESTORATION HARDWARE, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)



                                                                    ACCUM-
                                                                    ULATED                                                TOTAL
                                                                    OTHER                               TOTAL             COMPRE-
                                     COMMON STOCK                   COMPRE-           ACCUM-            STOCK-            HENSIVE
                                                                    HENSIVE           ULATED           HOLDERS'           INCOME
                                SHARES            AMOUNT            INCOME            DEFICIT           EQUITY            (LOSS)
                              -----------       -----------       -----------       -----------       -----------       -----------
BALANCE AT
JANUARY 31, 1998                4,171,223       $       541                         $   (12,289)      $   (11,748)
Accretion of
  mandatorily
  redeemable preferred
  stock                                                                                    (999)             (999)
Issuance of common stock        2,923,755            47,595                                                47,595
Conversion of preferred
  stock to common               9,151,282            44,033                                                44,033
Foreign currency translation
  adjustment                                                      $         8                                   8       $         8
Net income                                                                                4,866             4,866             4,866
                              -----------       -----------       -----------       -----------       -----------       -----------

                                                                                                                        $     4,874
                                                                                                                        ===========

BALANCE AT
  JANUARY 30, 1999             16,246,260            92,169                 8            (8,422)           83,755
Issuance of common stock          655,078             2,149                                                 2,149
Foreign currency translation
  adjustment                                                               18                                  18       $        18
Net loss                                                                                 (3,040)           (3,040)           (3,040)
                              -----------       -----------       -----------       -----------       -----------       -----------

                                                                                                                        $    (3,022)
                                                                                                                        ===========


BALANCE AT
  JANUARY 29, 2000             16,901,338            94,318                26           (11,462)           82,882
Issuance of common stock          198,804               583                                                   583
Foreign currency translation
  adjustment                                                              (30)                                (30)      $       (30)
Net loss (as restated,
  see Note 13)                                                                           (4,560)           (4,560)           (4,560)
                              -----------       -----------       -----------       -----------       -----------       -----------

BALANCE AT
  FEBRUARY 3, 2001 (as
  restated, see Note 13)       17,100,142       $    94,901       $        (4)      $   (16,022)      $    78,875       $    (4,590)
                              ===========       ===========       ===========       ===========       ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                           RESTORATION HARDWARE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                              FISCAL YEAR ENDED
                                                                           ---------------------------------------------------------
                                                                             FEBRUARY 3,
                                                                                2001
                                                                            (As Restated         JANUARY 29,           JANUARY 30,
                                                                             see Note 13)           2000                  1999
                                                                           --------------       --------------       --------------
Cash flows from operating activities:
   Net income (loss) before cumulative effect of change in
     accounting principle                                                  $       (3,741)      $       (3,040)      $        4,866
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                              15,915               10,788                6,477
        Deferred income taxes                                                      (3,956)              (2,976)                 214
        Changes in assets and liabilities:
            Accounts receivable                                                    (1,518)              (1,376)               1,398
            Merchandise inventories                                                 2,618              (20,504)             (22,828)
            Prepaid expenses and other assets                                        (583)              (1,720)              (4,480)
            Accounts payable and accrued expenses                                  (2,054)               5,679               14,207
            Taxes payable                                                              18               (2,307)               1,608
            Deferred revenue                                                        6,398                   --                   --
            Other current liabilities                                              (1,238)               2,164                2,217
            Deferred rent                                                           2,718                3,788                2,371
            Deferred lease incentives and other long-term liabilities               4,792               13,802               10,256
                                                                           --------------       --------------       --------------
   Net cash provided by operating activities                                       19,369                4,298               16,306
Cash flows from investing activities
   Capital expenditures                                                           (23,506)             (46,620)             (38,546)
   Purchase of The Michaels Furniture Co.                                             (80)                (592)              (6,127)
   Foreign currency translation adjustment                                            (30)                  18                    8
   Repay stockholder advance                                                           --                   --                  509
                                                                           --------------       --------------       --------------
   Net cash used in investing activities                                          (23,616)             (47,194)             (44,156)
Cash flows from financing activities:
   Borrowings (repayments) under revolving line of credit -- net                    1,429               37,447              (11,884)
   Borrowings (repayments) -- other debt                                              218                 (274)                (572)
   Issuance of common stock                                                           583                2,149               47,595
                                                                           --------------       --------------       --------------
        Net cash provided by financing activities                                   2,230               39,322               35,139
                                                                           --------------       --------------       --------------
        Net increase (decrease) in cash and cash equivalents                       (2,017)              (3,574)               7,289
Cash and cash equivalents:
   Beginning of period                                                              4,627                8,201                  912
                                                                           --------------       --------------       --------------
   End of period                                                           $        2,610       $        4,627       $        8,201
                                                                           ==============       ==============       ==============
Additional cash flow information:
   Cash paid during the year for interest (net of amount capitalized)      $        5,137       $        1,333       $          897
                                                                           ==============       ==============       ==============
   Cash paid during the year for taxes                                     $        1,317       $        4,145       $        1,529
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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results for these and other estimates could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash equivalents are highly liquid, fixed income instruments purchased with original maturities of three months of less.

MERCHANDISE INVENTORIES

Retail inventories are stated at the lower of cost or market. Cost is determined under the weighted-average method. Manufacturing inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes certain buying and distribution costs related to the procurement and processing of merchandise.

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

REVENUE RECOGNITION

ACCOUNTING CHANGE

The Company implemented U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") effective January 30, 2000, which resulted in a change in revenue recognition for furniture sales. Previously, revenue on sales of furniture delivered to the customer was recognized when the furniture was shipped to the customer. Following implementation of SAB 101, the Company's revenue now reflects the recognition of revenue on furniture sales upon delivery to the customer.

The cumulative effect of the implementation of SAB 101 resulted in a charge to income of $819,000 (net of income taxes of $570,000), or $.05 per basic and diluted share recorded on January 30, 2000. Pro forma information with respect to the impact of SAB 101 on the Company's fiscal 1999 and 1998 statements of operations have not been presented, as it is impractical to determine such amounts because, among other things, the Company no longer has access to the necessary information.

RETAIL STORE SALES: Revenue is recognized at the point of sale for all purchases which are taken from the store by the customer at the time of purchase.

NON-FURNITURE - DIRECT-TO-CUSTOMER (CATALOG AND INTERNET) SALES: Revenue is recognized at the time of shipment to the customer.

FURNITURE SALES: Furniture sales are recorded as direct-to-customer or retail sales dependent upon where the customer sales order was originated. The majority of furniture sales are delivered to the customer; revenue for these sales is recognized at the time of receipt of the furniture items by the customer. A portion of the furniture products for sale at Company stores and catalogues is produced at the Company's own furniture manufacturing facility. Intercompany sales are eliminated upon consolidation. Revenue from furniture sales manufactured by the Company and sold to third parties in fiscal 2000 and 1999 was $995,000 and $6.9 million, respectively.

SHIPPING AND HANDLING FEES: Shipping and handling fees charged to customers for deliveries are recorded as net revenue in the sales channel (retail store, catalog or internet) that originated the sales transaction. Shipping and handling fees included in revenues were $5.7 million, $4.0 million and $2.0 million in fiscal 2000, 1999 and 1998, respectively. Costs incurred for shipping and handling are included in cost of sales and occupancy.

SALES RETURNS: The Company provides an allowance for sales returns based upon historical return rates.

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the fiscal year ended February 3, 2001 presentation.

(2) PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):


                                                      ------------------      -------------------
                                                       FEBRUARY 3, 2001        JANUARY 29, 2000
                                                      ------------------      -------------------
Leasehold improvements                                      $115,527              $ 96,226
Furniture, fixtures and equipment                             38,572                34,367
Equipment under capital leases                                 1,447                 1,447
                                                            --------              --------
Total                                                        155,546               132,040
Less accumulated depreciation and amortization               (38,360)              (23,334)
                                                            --------              --------
Property and equipment, net                                 $117,186              $108,706
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



                                               FEBRUARY 3, 2001            JANUARY 29, 2000
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
                                                   =======                       =======



As of February 3, 2001 the Company had a line of credit of up to $111.0 million with amounts available for letters of credit up to $10 million. The availability under the credit facility was limited by reference to a borrowing base calculation, based upon eligible inventory and accounts receivable. Moreover, the amount available under the credit facility was typically much less than the $111.0 million stated maximum limit of the facility because the availability of eligible collateral for purposes of the borrowing base limitations in the credit facility usually reduced the overall credit amount otherwise available at any given time. The agreement contained restrictive covenants including minimum levels of quarterly earnings before interest, income taxes, depreciation and amortization ("EBITDA"), minimum levels of debt to EBITDA, and annual capital expenditure limits. As of February 3, 2001, the Company had outstanding $38.9 million in loans (net of debt issuance costs of $2.5 million) and $5.7 million in outstanding letters of credit. Interest was paid monthly at the bank's reference rate or LIBOR plus a margin. As of February 3, 2001 and January 29, 2000, the interest rate was 9.75% and 8.5%, respectively. The agreement expires on June 30, 2003.

In connection with an amendment of the line of credit in September of 2000, the Company issued warrants for the purchase of 550,000 shares of common stock at an exercise price of $3.75 per share. The warrants expire September 27, 2005. The fair value of the putable warrants was calculated at $357,000 using the Black-Scholes method and has been recorded as a long-term obligation. The deferred debt issuance cost reduces the carrying value of the related debt and is being amortized over the life of the debt.

As further discussed in footnote 12 to the financial statements, the credit facility was amended in March of 2001 and the Company repriced the warrant covering 200,000 of the 500,000 shares of Common Stock.


(5) INCOME TAXES

The provision for income taxes consists of the following (in thousands):



                                                     FISCAL YEAR ENDED
                                   --------------------------------------------------------
                                     FEBRUARY 3,          JANUARY 29,          JANUARY 30,
                                        2001                 2000                 1999
                                   --------------       --------------       --------------
Current payable:
    Federal                        $        1,394       $        1,692       $        2,573
    State                                     326                  366                  598
                                   --------------       --------------       --------------
        Total current payable               1,720                2,058                3,171
                                   --------------       --------------       --------------
Deferred:
    Federal                                (3,169)              (3,106)                 223
    State                                    (787)                (685)                 (13)
                                   --------------       --------------       --------------
        Total deferred                     (3,956)              (3,791)                 210
                                   --------------       --------------       --------------
Provision for income taxes         $       (2,236)      $       (1,733)      $        3,381
                                   ==============       ==============       ==============


The differences between the U.S. federal statutory tax rate and the Company's effective rate are as follows:


                                                           FISCAL YEAR ENDED
                                        ---------------------------------------------------------
                                          FEBRUARY 3,             JANUARY 29,         JANUARY 30,
                                             2001                    2000                1999
                                        --------------          -------------        ------------
U.S. federal statutory tax rate                  (34.0)%                (34.0)%              34.0%
State income taxes (net of U.S.                   (5.1)                  (4.4)                4.7
    income tax benefit)
Other                                              1.7                    2.1                 2.3
                                        --------------          -------------        ------------
Effective income tax rate                        (37.4)%                (36.3)%              41.0%
                                        ==============          =============        ============


Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                       FISCAL YEAR ENDED
                                        --------------------------------------------------
                                         FEBRUARY 3,        JANUARY 29,        JANUARY 30,
                                            2001                2000               1999
                                        ------------       ------------       ------------
Current deferred tax asset
  (liability)
    Accrued expense                     $        827       $        425       $        417
    State tax benefit                           (444)              (198)              (137)
    Deferred revenue                             446                 --                 --
    Inventory                                  1,059                843               (406)
    Other                                     (1,041)            (1,221)            (1,183)
                                        ------------       ------------       ------------
        Net current deferred tax
           asset                                 847               (151)            (1,309)
                                        ------------       ------------       ------------
Long-term deferred tax asset (liability):
    Deferred lease credits                       355                966                633
    Fixed assets                               6,560              3,230                929
    Other                                        239                 --                 --
                                        ------------       ------------       ------------
        Net long-term deferred tax
           asset                               7,154              4,196              1,562
                                        ------------       ------------       ------------
Net deferred tax asset                  $      8,001       $      4,045       $        253
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

A summary of the activity under the above option Plans is set forth below:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                         NUMBER OF         EXERCISE
                                                           SHARES           PRICE
                                                         ==========       ==========
Outstanding and exercisable, January 31, 1998             1,638,749       $     3.76
    Granted (weighted average fair value of $10.97)         738,290            20.01
    Exercised                                               (46,790)           17.62
    Canceled                                                (76,248)           14.87
                                                         ----------

Outstanding and exercisable, January 30, 1999             2,254,001             8.75
    Granted (weighted average fair value of $4.98)        1,000,126             9.06
    Exercised                                              (561,337)            1.27
    Canceled                                               (282,992)           14.32
                                                         ----------

Outstanding and exercisable, January 29, 2000             2,409,798            11.00
    Granted (weighted average fair value of $2.25)        1,235,316             4.17
    Exercised                                               (78,252)            1.54
    Canceled                                               (623,902)           12.18
                                                         ----------

Outstanding and exercisable, February 3, 2001             2,942,960       $     8.06
                                                         ==========       ==========
Vested at February 3, 2001                                1,387,861
                                                         ==========
Available for future grant at February 3, 2001              677,964
                                                         ==========







Additional information regarding options outstanding as of February 3, 2001 is as follows:



                                                WEIGHTED
                                                 AVERAGE             WEIGHTED                                WEIGHTED
                                                REMAINING            AVERAGE                                  AVERAGE
   RANGE OF                 NUMBER             CONTRACTUAL           EXERCISE             NUMBER             EXERCISE
EXERCISE PRICES          OUTSTANDING           LIFE (YEARS)           PRICE               VESTED              PRICE
=====================================================================================================================
$ 0.66 - 1.43               463,958                4.86             $  0.95              463,958             $  0.95
$ 2.12 - 5.56             1,132,557                9.28             $  4.05              108,797             $  4.39
$ 7.67 - 11.94              804,717                7.91             $ 10.34              467,831             $ 10.44
$12.38 - 14.15               70,618                8.27             $ 14.08               22,124             $ 14.50
$19.00 - 22.00              463,819                7.47             $ 19.79              319,319             $ 19.77
$30.38                        7,291                7.50             $ 30.38                5,832             $ 30.38
                          ---------                                                    ---------
$ 0.66 - $30.38           2,942,960                7.89             $  8.06            1,387,861             $  9.09
                          =========                ====             =======            =========             =======




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



                                                        FISCAL YEAR ENDED
                                           --------------------------------------------
                                            FEBRUARY 3,     JANUARY 29,     JANUARY 30,
                                               2001            2000            1999
                                           ------------    ------------    ------------
Net income (loss) available to
  common stockholders
  As reported                              $     (4,560)   $     (3,040)   $      3,867
  Pro-forma                                      (5,924)         (5,547)          2,818
  Net Income (loss) per share:
    Basic, as reported                            (0.27)          (0.18)           0.33
    Basic, pro forma                              (0.35)          (0.33)           0.24
    Diluted, as reported                          (0.27)          (0.18)           0.23
    Diluted, pro forma                     $      (0.35)   $      (0.33)   $       0.17
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

Financial information for the Company's business segments is as follows:



                                                        FISCAL YEAR ENDED
                                           --------------------------------------------
                                           FEBRUARY 3,     JANUARY 29,     JANUARY 30,
                                               2001            2000            1999
                                           ------------    ------------    ------------
Net sales
    Retail                                 $    342,687    $    279,225    $    192,541
    Direct-to-customer                           22,554          12,785           3,351
    Furniture                                    19,980          26,376          23,777
    Intersegment sales                          (18,985)        (19,484)         (8,322)
                                           ------------    ------------    ------------
Consolidated net sales                     $    366,236    $    298,902    $    211,347
                                           ============    ============    ============
Income from operations
    Retail                                       42,740          26,837          27,900
    Direct-to-customer                              278            (257)           (650)
    Furniture                                    (1,799)          2,494           2,930
    Unallocated                                 (40,454)        (29,505)        (19,626)
    Intersegment income from
    operations                                     (938)         (2,923)         (1,389)
                                           ------------    ------------    ------------
Consolidated income from operations        $       (173)    $    (3,354)   $      9,165
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

REDEEMABLE CONVERTIBLE PREFERRED STOCK SERIES A AND REDEEMABLE PREFERRED STOCK SERIES B

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

The Company entered into an Amended and Restated Series A and B Preferred Stock Purchase Agreement (the "Preferred Stock Purchase Agreement") dated as of March 21, 2001 with several investors, including Mr. Friedman who purchased 455 shares of the Series A and 545 shares of the Series B. Pursuant to the terms of the Preferred Stock Purchase Agreement, the Company received approximately $15 million in consideration for the sale of 6,820 shares of Series A and 8,180 shares of Series B, for $1,000 per share. The proceeds from the financing will be used to repay existing indebtedness and for general corporate purposes.

REDEEMABLE CONVERTIBLE PREFERRED STOCK SERIES A ("SERIES A")

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

DIVIDENDS

If the Board of Directors declares a dividend, each share of Series A is entitled to dividends at the rate of $100 per share per annum. Such dividends are cumulative and deemed to have accrued from the original date of issuance of the Series A for purposes of the exercise of the Company's redemption rights and the redemption rights of the holders of Series A in connection with the Company's conversion rights described above and in the Certificate of Designation and the determining of the liquidation preferences of the holders of the Series A. Such dividends shall not be deemed to be cumulative and shall not be deemed to have so accrued upon any conversion of the Series A into Common Stock. Except for dividends payable to holders of the Series B, the Company shall not pay or declare any dividend on any Common Stock or any of its other securities that are junior to the Series A during any fiscal year unless and until full dividends on the Series A are declared and paid for such fiscal year.

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

REDEEMABLE PREFERRED STOCK SERIES B ("SERIES B")

CONVERTIBILITY

The Series B is not convertible into Common Stock. The Series B shall be automatically converted on a one-for-one basis into Series A at such time as a majority of the Company's common stockholders approve the conversion. Upon stockholder approval, such conversion shall be deemed to have taken place on the original date of issuance of the Series A.

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

13) RESTATEMENT OF FINANCIAL STATEMENTS FOR CHANGE IN REVENUE RECOGNITION POLICY

Subsequent to the issuance of the Company's consolidated financial statements for the fiscal year ended February 3, 2001, the Company's management determined that a change in its revenue recognition policy for sales of furniture delivered to the customer should have been made as of January 30, 2000 in order to comply with the Securities and Exchange Commission Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements", ("SAB 101"). Previously, the Company's policy was to recognize sales of furniture as revenue when shipped. The Company should have changed this policy effective January 30, 2000, in accordance with SAB 101, to recognize such sales as revenue upon delivery to the customer. As a result, the consolidated financial statements as of and for the year ended February 3, 2001 have been restated from the amounts previously reported. A summary of significant effects of the restatement is as follows:

                                                    AS OF FEBRUARY 3, 2001

                                                 AS PREVIOUSLY
                                                    REPORTED        AS RESTATED

Merchandise inventories                           $  81,123         $  85,067
Prepaid expense and other                             7,954             8,975
Total current assets                                 99,756           104,721
Other long term assets                                7,217             7,188
Deferred revenue                                         --             6,398
Other current liabilities                             8,494             8,501
Accumulated deficit                                 (14,553)          (16,022)
Total stockholders' equity                           80,344            78,875

                                                FISCAL YEAR ENDED FEBRUARY 3, 2001
                                                 AS PREVIOUSLY
                                                    REPORTED        AS RESTATED

Net sales                                         $ 369,462         $ 366,236
Cost of sales and occupancy                         255,923           253,762
Gross profit                                        113,539           112,474
Income (loss) from operations                           892              (173)
Income (loss) before taxes                           (4,912)           (5,977)
Income tax benefit                                    1,821             2,236
Income (loss) before cumulative
  effect of change in accounting principle           (3,091)           (3,741)
Cumulative effect of change in accounting
  principle, net of tax effect of $570                   --              (819)
Income (loss) available to common
  stockholders                                       (3,091)           (4,560)
Net loss per share to common
  shareholders:
Basic and diluted loss per share
  before cumulative effect of change
  in accounting principle                             (0.18)            (0.22)
Cumulative effect of
  change in accounting principle                         --             (0.05)
Basic and diluted loss per common share               (0.18)            (0.27)

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




           NAME                  AGE                        POSITION
--------------------------------------------------------------------------------------
Stephen J. Gordon(4)(5)           50    Chairman of the Board of Directors, Former
                                        Chief Executive Officer and Director Nominee

Gary G. Friedman(9)(10)           43    Chief Executive Officer, Director and Director
                                        Nominee

Thomas Christopher(3)             53    Former President, Former Chief Operating
                                        Officer, Former Assistant Secretary and Former
                                        Director

Walter J. Parks                   42    Executive Vice President, Chief Financial
                                        Officer, Secretary and Chief Administrative
                                        Officer

Cornelia S. Hunter                53    Former Executive Vice President, Merchandise

Damon H. Ball(1)(3)(4)(6)         43    Director

Robert B. Camp(1)(3)              57    Director

Raymond C. Hemmig(1)(2)(3)(6)     51    Director

Glenn J. Krevlin(7)(9)            41    Director

Marshall B. Payne(2)(6)           44    Director

Ann Rhoades(11)                   56    Former Director

Mark J. Schwartz(8)(9)            43    Director
--------------------------------------------------------------------------------------

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

CLASSIFIED BOARD

Our board is currently composed of the following classes of directors:

CLASS        EXPIRATION    MEMBER
---------------------------------------------------------------------------------
Class III    2001          Stephen J. Gordon and Gary G. Friedman

Class I      2002          Damon H. Ball, Raymond C. Hemmig and Glenn J. Krevlin

Class II     2003          Robert B. Camp, Marshall B. Payne and Mark J. Schwartz
---------------------------------------------------------------------------------

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

                                                          NUMBER OF TRANSACTIONS
                                           NUMBER OF         NOT REPORTED ON A
                                         LATE FILINGS          TIMELY BASIS
--------------------------------------------------------------------------------
 Robert B. Camp                                2                     1
 Raymond C. Hemmig                             2                     1
--------------------------------------------------------------------------------

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

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM
                                                                                   COMPENSATION
                                                                                  AWARDS NUMBER
                                                                      OTHER       OF SECURITIES
                                                                      ANNUAL        UNDERLYING
                                               SALARY     BONUS    COMPENSATION       OPTIONS       ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR      ($)        ($)        ($)(1)           (#)(2)     COMPENSATION(3)
----------------------------------------------------------------------------------------------------------------
Stephen J. Gordon                     2000   $ 275,000        --     $ 11,400              --     $       2,010
  Chairman of the Board and           1999     272,115        --       11,400              --               808
  former Chief Executive Officer      1998     250,000   125,000       11,400          67,900               810
----------------------------------------------------------------------------------------------------------------
Thomas Christopher                    2000   $ 220,000        --     $ 11,400              --     $       2,242
  Former President, Former            1999     221,414        --       11,400              --               804
  Chief Operating Officer, Former     1998     200,000    80,000       11,400          58,100               558
  Assistant Secretary and
  Former Director
----------------------------------------------------------------------------------------------------------------
Walter J. Parks                       2000   $ 250,000        --     $ 121,176          15,000     $       1,875
  Executive Vice President,           1999      71,154    50,000         5,963         120,000                --
  Chief Financial Officer,            1998          --        --            --              --                --
  Secretary and Chief
  Administrative Officer
----------------------------------------------------------------------------------------------------------------
Cornelia S. Hunter                    2000   $ 225,000        --            --           5,000     $       1,688
  Former Executive Vice               1999      17,308   125,000        29,000          80,000                --
  President, Merchandise              1998          --        --            --              --                --
----------------------------------------------------------------------------------------------------------------

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

                                      NAME

                                                                                     POTENTIAL
                                  INDIVIDUAL GRANTS                                  REALIZABLE
                        ---------------------------------------                   VALUE AT ASSUMED
                        NUMBER OF     PERCENTAGE OF                               ANNUAL RATES OF
                        SECURITIES    TOTAL OPTIONS                                  STOCK PRICE
                        UNDERLYING       GRANTED                                  APPRECIATION FOR
                         OPTIONS     TO EMPLOYEES IN   EXERCISE    EXPIRATION       OPTION TERM(3)
                        GRANTED(1)     FISCAL YEAR     PRICE(2)       DATE          5%         10%
-----------------------------------------------------------------------------------------------------
Stephen J. Gordon             --             --%       $     --           --     $    --    $    --
Thomas Christopher            --             --%       $     --           --     $    --    $    --
Walter J. Parks           15,000            1.2%       $ 2.9375     10/30/10     $   981    $ 27,661
Cornelia S. Hunter         5,000            0.4%       $ 2.9375     10/30/10     $   327    $  9,220
-----------------------------------------------------------------------------------------------------

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

                                                      NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                           UNDERLYING                IN-THE-MONEY OPTIONS AT
                                                     UNEXERCISED OPTIONS AT           FISCAL YEAR-END($)(3)
                          SHARES        VALUE           FISCAL YEAR-END(#)                OPTION TERM(3)
                        ACQUIRED ON    REALIZED   ------------------------------   ---------------------------
                        EXERCISE(#)      (1)      EXERCISABLE(2)   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
--------------------------------------------------------------------------------------------------------------
Stephen J. Gordon            --           --          283,262         22,638        $ 194,698             --
Thomas Christopher                                    119,233         19,367           21,725             --
Walter J. Parks              --           --           39,995         95,005               --             --
Cornelia S. Hunter           --           --           26,663         58,337               --             --
--------------------------------------------------------------------------------------------------------------

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

                                                               PERCENTAGE OF
                                                               SHARES OF EACH
                                                                  CLASS OF
                                               SHARES         VOTING SECURITIES
                                             BENEFICIALLY       BENEFICIALLY
             BENEFICIAL OWNER                   OWNED             OWNED(1)
             ----------------                ------------     -----------------

SERIES A PREFERRED STOCK

  Palladin Capital IX, LLC                        2,796             41.0%
  Glenhill Capital LP                             1,364             20.0%
  Reservoir Capital Partners, L.P.(2)             1,364             20.0%
  Mark J. Schwartz(3)                             2,796             41.0%
  Glenn J. Krevlin(4)                             1,364             20.0%
  Gary G. Friedman(5)                               569              8.3%
  All directors and executive officers
    as a group (3 persons)                        4,729             69.3%

COMMON STOCK
  Stephen J. Gordon(6)                        3,473,208             18.0%
  Brown Capital Management, Inc.              2,542,700             13.4%
     1201 N. Calvert Street
     Baltimore, MD 21201
  Gary G. Friedman(7)                         2,055,929             10.6%
  Weston Presidio Capital II LP               1,577,681              8.3%
     One Federal Street, 21st Floor
     Boston, MA 02181-2204
  J.P. Morgan Partners SAIC LLC               1,430,030              7.5%
  Palladin Capital IX, LLC(8)                 1,398,000              6.8%
  Mark J. Schwartz(9)                         1,398,000              6.8%
  E.W. Rose                                   1,263,858              6.6%
  Desai Funds(10)                               911,452              4.8%
  Thomas Christopher(11)                        735,784              3.9%
  Glenhill Capital LP(12)                       682,000              3.5%
  Reservoir Capital Partners, L.P.(13)          682,000              3.5%
  Glenn J. Krevlin(14)                          682,000              3.5%
  Marshall B. Payne(15)                         572,036              3.0%
  Raymond C. Hemmig(16)                         233,897              1.2%
  Robert B. Camp(17)                             84,046               *
  Walter J. Parks(18)                            40,495               *
  Cornelia S. Hunter(19)                         33,163               *
  Damon H. Ball(20)                              31,361               *
  Ann Rhoades(21)                                 8,439               *
  All directors and executive officers
    as a group (12 persons)                   9,348,358             42.4%

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

DIRECTORS, EXECUTIVE OFFICERS AND
         5% STOCKHOLDERS              SERIES A PREFERRED STOCK    SERIES B PREFERRED STOCK
------------------------------------------------------------------------------------------
Palladin Capital IX, LLC                      2,796                         3,354
Glenhill Capital LP                           1,364                         1,636
Reservoir Capital Partners, L.P.              1,364                         1,636
Gary G. Friedman                                455                           545
Kendal A. Friedman                              114                           136
------------------------------------------------------------------------------------------

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

In January 2001, we provided additional compensation to Mr. Ball for his additional duties associated with his position as Chairman of our board's finance committee and such committee's active involvement in our company's Series A and B preferred stock financing. The additional compensation were in the forms of an option grant to purchase 30,000 additional shares of our common stock at $1.72 per share on February 5, 2001 and an option grant to purchase 20,000 additional shares of our common stock at $2.19 per share on March 21, 2001, both under the director fee option grant program of our 1998 stock incentive plan, as well as a cash award of $20,000 per month from January 29,

2001 until the end of March, 2001.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) The following are filed as a part of this annual report on Form 10-K.

Consolidated financial statements as of February 3, 2001 and January 29, 2000 and for each of the three years in the period ended February 3, 2001.

(b) Exhibits.

The following exhibits to this annual report on Form 10-K are filed pursuant to the requirements of Item 601 of Regulation S-K:


EXHIBIT NUMBER   DOCUMENT DESCRIPTION
---------------------------------------------------------------------------------------------
       3.1       Amended and Restated Certificate of Incorporation(1)
       3.2       Bylaws, as amended to date(2)
       4.1       Reference is made to Exhibit 3.1
       4.2       Reference is made to Exhibit 3.2
       4.3       Specimen Common Stock Certificate(1)
       4.4       Specimen Series A Preferred Stock Certificate(3)
       4.5       Specimen Series B Preferred Stock Certificate(3)
       4.6       Certificate of Designation of Series A and Series B Preferred Stock(3)
     +10.1       Form of 1995 Stock Option Plan(1)
     +10.2       Form of 1998 Stock Incentive Plan(1)
     +10.3       Form of 1998 Employee Stock Purchase Plan(1)
      10.4       Form of Indemnity Agreement for Officers and Directors(1)
      10.5       Restated Investors Rights Agreement, dated May 16, 1997, among the Company, the founders and Common Stock Warrantholders, Series D Warrantholders and
                 Common Stock holders and Investors(1)
      10.6       Stock Purchase Agreement, dated March 20, 1998, between the Company and
                 Michael Vermillion(1)
      10.7       Supply Agreement, dated March 20, 1998, between the Company, Michaels
                 Concepts in Wood, Inc. and Michael Vermillion(1)
      10.8       Lease Agreement, dated may 4, 1994, between the Company and Stephen and
                 Christine Gordon(1)
      10.9       Commercial lease and Deposit Receipt, dated October 18, 1994, and Addenda, dated October 20, 1994 and November 21, 1994, between the Company and
                 H. Koch and Sons(1)
     10.10       Office Lease, dated February 21, 1997, between the Company and Paradise
                 Point Partners(1)

EXHIBIT NUMBER   DOCUMENT DESCRIPTION
---------------------------------------------------------------------------------------------
     10.11       Standard Industrial/Commercial Multi-Tenant Lease, dated May 12, 1997, between the Company and Mortimer B. Zuckerman(1)
     10.12       Fourth Amended and Restated Loan and Security Agreement, dated April,
                 1998(1)
     10.13       Second Amendment to the Fourth Amended and Restated Loan and Security
                 Agreement, dated October, 1998(2)
     10.14       Fifth Amended and Restated Loan and Security Agreement, dated February 2,
                 2000
     10.15       First Amendment to the Fifth Amended and Restated Loan and Security
                 Agreement, dated March 31, 2000.
     10.18       Amended and Restated Investors Rights Agreement, dated as of March 21, 2001, between the Company and the Series A and B Preferred Stock investors
     10.19       Amended and Restated Series A and B Preferred Stock Purchase Agreement
                 dated as of March 21, 2001(3), between the Company and the Series A and B
                 Preferred Stock investors
     10.20       Third Amendment to the Sixth Amended and Restated Loan and Security
                 Agreement date as of March 21, 2001(3)
     10.30       Offer of Employment Letter for Mr. Friedman dated as of March 15, 2001(3)
     10.31       Compensation and Severance Agreement between the Company and Gary G.
                 Friedman, effective as of March 21, 2001(3)
     10.32       Stock Pledge Agreement between the Company and Mr. Friedman, dated as of
                 March 22, 2001(3)
     10.33       Stock Purchase Agreement between the Company and Gary G. Friedman, dated as of March 18, 2001(3)
     10.34       Early Exercise Stock Purchase Agreement between the Company and Gary G.
                 Friedman, dated as of March 18, 2001(3)
     10.35       Note Secured by Stock between the Company and Gary G. Friedman, dated as of
                 March 22, 2001(3)
     10.36       Notice of Grant of Stock Option for Gary. G. Friedman(3)
     10.37       Stock Option Agreement between the Company and Gary G. Friedman, dated as of March 18, 2001(3)
    *10.38       Separation Agreement and Release between the Company and Thomas Christopher, dated as of March 20, 2001
    *10.39       Amended and Restated Promissory Note between the Company and Thomas
                 Christopher, dated as of May 1, 2001
    *10.40       Severance Agreement between the Company and Stephen J. Gordon, effective as of March 21, 2001*
       *21       List of Subsidiaries
     *23.1       Consent of Independent Auditors


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

* Filed herewith.

(c) Reports on Form 8-K.

The Company filed a Form 8-K on April 2, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 2 to the annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Corte Madera, State of California on this 3rd day of May, 2001.

                           RESTORATION HARDWARE, INC.


                           By: /s/ GARY G. FRIEDMAN
                              ------------------------------
                               Gary G. Friedman
                               Chief Executive Officer
                               (Principal Executive Officer)


Date: May 3, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          SIGNATURE                            TITLE                   DATE
-------------------------------    -----------------------------    -----------

                                   Chairman                         May _, 2002
-------------------------------
Stephen J. Gordon


/s/ GARY G. FRIEDMAN               President, Chief Executive       May 3, 2002
-------------------------------    Officer and Director
Gary G. Friedman


                                   Executive Vice President,        May _, 2002
-------------------------------    Chief Operating Officer,
Thomas M. Bazzone                  Assistant Secretary and Director



/s/ KEVIN W. SHAHAN                Vice President, Chief            May 3, 2002
-------------------------------    Financial Officer and
Kevin W. Shahan                    Secretary (Principal
                                   Financial and Accounting
                                   Officer)


                                   Director                         May _, 2002
-------------------------------
Robert B. Camp


                                   Director                         May _, 2002
-------------------------------
Raymond C. Hemmig


                                   Director                         May _, 2002
-------------------------------
Glenn J. Krevlin


                                   Director                         May _, 2002
-------------------------------
Mark J. Schwartz

                                  EXHIBIT INDEX


EXHIBIT NUMBER   DOCUMENT DESCRIPTION
---------------------------------------------------------------------------------------
       3.1       Amended and Restated Certificate of Incorporation(1)
       3.2       Bylaws, as amended to date(2)
       4.1       Reference is made to Exhibit 3.1
       4.2       Reference is made to Exhibit 3.2
       4.3       Specimen Common Stock Certificate(1)
       4.4       Specimen Series A Preferred Stock Certificate(3)
       4.5       Specimen Series B Preferred Stock Certificate(3)
       4.6       Certificate of Designation of Series A and Series B Preferred Stock(3)
     +10.1       Form of 1995 Stock Option Plan(1)
     +10.2       Form of 1998 Stock Incentive Plan(1)
     +10.3       Form of 1998 Employee Stock Purchase Plan(1)
      10.4       Form of Indemnity Agreement for Officers and Directors(1)
      10.5       Restated Investors Rights Agreement, dated May 16, 1997, among the Company, the founders and Common Stock Warrantholders, Series D Warrantholders and
                 Common Stock holders and Investors(1)
      10.6       Stock Purchase Agreement, dated March 20, 1998, between the Company and
                 Michael Vermillion(1)
      10.7       Supply Agreement, dated March 20, 1998, between the Company, Michaels
                 Concepts in Wood, Inc. and Michael Vermillion(1)
      10.8       Lease Agreement, dated may 4, 1994, between the Company and Stephen and
                 Christine Gordon(1)
      10.9       Commercial lease and Deposit Receipt, dated October 18, 1994, and Addenda, dated October 20, 1994 and November 21, 1994, between the Company and H.
                 Koch and Sons(1)
     10.10       Office Lease, dated February 21, 1997, between the Company and Paradise Point

                 Partners(1)
     10.11       Standard Industrial/Commercial Multi-Tenant Lease, dated May 12, 1997, between the Company and Mortimer B. Zuckerman(1)
     10.12       Fourth Amended and Restated Loan and Security Agreement, dated April,
                 1998(1)
     10.13       Second Amendment to the Fourth Amended and Restated Loan and Security
                 Agreement, dated October, 1998(2)
     10.14       Fifth Amended and Restated Loan and Security Agreement, dated February
                 2, 2000
     10.15       First Amendment to the Fifth Amended and Restated Loan and Security
                 Agreement, dated March 31, 2000
     10.18       Amended and Restated Investors Rights Agreement, dated as of March 21,
                 2001, between the Company and the Series A and B Preferred Stock investors
     10.19       Amended and Restated Series A and B Preferred Stock Purchase Agreement
                 dated as of March 21, 2001(3), between the Company and the Series A and B
                 Preferred Stock investors
     10.20       Third Amendment to the Sixth Amended and Restated Loan and Security Agreement
                 date as of March 21, 2001(3)
     10.30       Offer of Employment Letter for Mr. Friedman dated as of March 15, 2001(3)
     10.31       Compensation and Severance Agreement between the Company and Gary G.
                 Friedman, effective as of March 21, 2001(3)
     10.32       Stock Pledge Agreement between the Company and Mr. Friedman, dated as of
                 March 22, 2001(3)
     10.33       Stock Purchase Agreement between the Company and Gary G. Friedman, dated as of March 18, 2001(3)
     10.34       Early Exercise Stock Purchase Agreement between the Company and Gary G.
                 Friedman, dated as of March 18, 2001(3)
     10.35       Note Secured by Stock between the Company and Gary G. Friedman, dated as of
                 March 22, 2001(3)
     10.36       Notice of Grant of Stock Option for Gary. G. Friedman(3)
     10.37       Stock Option Agreement between the Company and Gary G. Friedman, dated as of
                 March 18, 2001(3)
    *10.38       Separation Agreement and Release between the Company and Thomas Christopher, dated as of March 20, 2001
    *10.39       Amended and Restated Promissory Note between the Company and Thomas
                 Christopher, dated as of May 1, 2001
    *10.40       Severance Agreement between the Company and Stephen J. Gordon, effective as of March 21, 2001
       *21       List of Subsidiaries
    **23.1       Consent of Independent Auditors


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