Form 10-Q/A
period 2001-05-05
RESTORATION HARDWARE INC
filed 2002-05-03
CIK 863821

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                   FORM 10-Q/A

                                AMENDMENT NO. 1

                                   (MARK ONE)


           [X] TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                   FORM 10-Q/A

                        FOR THE QUARTER ENDED MAY 5, 2001

                                      INDEX


                                                                         PAGE
                                                                         ----
PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements
                (As Restated, Unaudited)

           Balance Sheets as of May 5, 2001,
                February 3, 2001 and April 29, 2000                        4

           Statements of Operations for the three
                months ended May 5, 2001 and April 29, 2000                5

           Statements of Cash Flows for the three
                months ended May 5, 2001 and April 29, 2000                6

           Notes to Condensed Consolidated Financial
                Statements                                                 7

ITEM 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       13

ITEM 3.    Quantitative and Qualitative Disclosures About
                Market Risk                                               21

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings                                              21

ITEM 2.    Changes in Securities and Use of Proceeds                      21

ITEM 6.    Exhibits and Reports on Form 8-K                               22

SIGNATURE PAGE                                                            24

EXHIBIT INDEX                                                             25

                               INTRODUCTORY NOTE

We issued a press release on March 21, 2002, included as an exhibit to a Form 8-K filed with the Securities and Exchange Commission on the same date, and a press release on March 29, 2002, included as an exhibit to a Form 8-K filed with the Securities and Exchange Commission on April 1, 2002, relating to our intention to restate our annual financial statements for fiscal year 2000, the four quarters of fiscal year 2000, and the first three quarters of fiscal year 2001. The effects of this restatement on the condensed consolidated financial statements as of and for the three months ended May 5, 2001 and April 29, 2000 are presented in Item 1 (Condensed Consolidated Financial Statements) and Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) in Part I of this Form 10-Q/A (Amendment No. 1) for the quarterly period ended May 5, 2001.

This restatement incorporates certain revisions to historical financial data and related descriptions as well as certain minor typographical or factual corrections but is not intended to update other information presented in this quarterly report as originally filed, except where specifically noted. See
Note 9 to the Condensed Consolidated Financial Statements for discussion of the details surrounding the restatement and reconciliations of previously reported amounts.

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           RESTORATION HARDWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                   (Unaudited)

                                                                               May 5,          February 3,        April 29,
                                                                                2001              2001              2000
                                                                              ---------        -----------        ---------
                                                                             As Restated       As Restated       As Restated
                                                                             (See Note 9)      (See Note 9)      (See Note 9)
ASSETS
Current assets
      Cash and cash equivalents ......................................        $   2,783         $   2,610         $   2,282
      Accounts receivable ............................................            5,240             8,069             4,823
      Merchandise inventories ........................................           91,129            85,067            93,200
      Prepaid expense ................................................            8,876             8,975             8,894
                                                                              ---------         ---------         ---------
           Total current assets ......................................          108,028           104,721           109,199

      Property and equipment, net ....................................          110,563           117,186           110,407
      Goodwill .......................................................            4,722             4,776             4,930
      Other long term assets .........................................           13,029             7,188             8,124
                                                                              ---------         ---------         ---------
           Total assets ..............................................        $ 236,342         $ 233,871         $ 232,660
                                                                              =========         =========         =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS'
EQUITY

Current liabilities:
      Accounts payable and accrued expenses ..........................        $  44,590         $  43,321         $  45,131
      Current portion of deferred lease incentives ...................            4,622             4,575             3,932
      Revolving line of credit and short term debt ...................            3,805             5,730                 1
      Deferred revenue ...............................................            3,640             6,398             3,924
      Other current liabilities ......................................            8,555             8,501             5,192
                                                                              ---------         ---------         ---------
           Total current liabilities .................................           65,212            68,525            58,180

      Long-term obligations...........................................            2,060               612               316
      Long-term line of credit, net of debt issuance costs ...........           29,695            33,128            49,225
      Long-term portion of deferred lease incentives .................           41,286            41,944            38,447
      Deferred rent ..................................................           11,347            10,787             8,772
                                                                              ---------         ---------         ---------
           Total liabilities .........................................          149,600           154,996           154,940

Redeemable Convertible Preferred Stock, $.0001 par value 5,000,000 shares authorized

      Series A convertible preferred stock, $.0001 par value, ........            6,390                --                --
           28,037, shares designated on March 21, 2001
           6,820 shares issued and outstanding at May 5, 2001,
           aggregate liquidation preference and redemption
           value of $6,904 at May 5, 2001

      Series B redeemable preferred stock, $.0001 par value, .........            6,979                --                --
           21,217 shares designated on March 21, 2001 8,180 shares
           issued and outstanding at May 5, 2001 aggregate
           liquidation preference and redemption value of $8,382
           at May 5, 2001

Stockholders' Equity:
      Common stock, $.0001 par value; 40,000,000, shares authorized,
           19,243,710 17,100,142 and 17,005,019 issued and
            outstanding, respectively ................................           99,796            94,901            94,638
      Shareholder loan ...............................................           (2,050)               --                --
      Accumulated other comprehensive income .........................               19                (4)               (6)
      Accumulated deficit ............................................          (24,392)          (16,022)          (16,912)
                                                                              ---------         ---------         ---------
           Total stockholders' equity ................................           73,373            78,875            77,720

           Total liabilities, convertible preferred stock and
               Stockholders' equity ..................................        $ 236,342         $ 233,871         $ 232,660
                                                                              =========         =========         =========

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           RESTORATION HARDWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                   Three Months Ended
                                                             ---------------------------------
                                                             May 5, 2001        April 29, 2000
                                                             As Restated         As Restated
                                                             (See Note 9)        (See Note 9)
                                                             -----------        --------------
Net sales ........................................            $ 70,659             $ 68,900
Cost of sales and occupancy ......................              55,115               51,950
                                                              --------             --------
       Gross profit ..............................              15,544               16,950

Selling, general and administrative expenses .....              24,175               23,855
                                                              --------             --------

Loss from operations .............................              (8,631)              (6,905)
Interest and other expense, net ..................              (2,959)                (895)
                                                              --------             --------

       Loss before income taxes ..................             (11,590)              (7,800)
Income tax benefit ...............................               4,165                3,166
                                                              --------             --------

Loss before cumulative effect of change in
       accounting principle.......................              (7,425)              (4,634)

Cumulative effect of change in accounting
       principle, net of income taxes of $570....                   --                 (819)
                                                              --------             --------
Net loss.........................................               (7,425)              (5,453)

Charges attributed to redeemable convertible
 preferred stock:
       Dividends .................................                (286)                  --
       Beneficial conversion charges .............                (659)                  --
                                                              --------             --------
Net loss to common shareholders ..................            $ (8,370)            $ (5,453)
                                                              ========             ========

Net loss per common share - basic and diluted:
       Before cumulative effect of change in
            accounting principle.................             ($  0.46)            ($  0.27)
       Cumulative effect of change in
            accounting principle.................             (     --)            ($  0.05)
       Net loss per share........................             ($  0.46)            ($  0.32)

Weighted average shares outstanding:
       Basic and diluted .........................              18,109               16,954


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           RESTORATION HARDWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                               ---------------------------------
                                                                               May 5, 2001        April 29, 2000
                                                                               As Restated          As Restated
                                                                               (See Note 9)         (See Note 9)
                                                                               -----------        --------------
Cash flows from operating activities:
      Net loss before cumulative effect of change in accounting
          principle ................................................            $ (7,425)            $ (4,634)
      Adjustments to reconcile net loss to net cash
          used in operating activities:
          Depreciation and amortization ............................               3,060                3,377
          Deferred income taxes ....................................              (4,165)              (3,166)
          Change in fair value of warrant derivative ...............               1,477                   --
          Other ....................................................                (479)                  --
          Changes in assets and liabilities:
             Accounts receivable ...................................               4,329                1,729
             Merchandise inventories ...............................              (6,027)              (5,515)
             Prepaid expenses and other assets .....................              (1,775)              (2,394)
             Accounts payable and accrued expenses .................               1,269                 (245)
             Deferred revenue ......................................              (2,758)               3,924
             Other current liabilities .............................              (1,223)              (3,720)
             Deferred rent .........................................                 710                  703
             Deferred lease incentives and other
                  long-term liabilities ............................                 565                  652
                                                                                --------             --------
             Net cash from operating activities ....................             (12,442)              (9,289)

Cash flows from investing activities:
      Proceeds from buy-out of store leases ........................               4,000                   --
      Capital expenditures .........................................                (647)              (5,026)
      Foreign currency translation adjustment ......................                  23                  (28)
      Other ........................................................                  --                  (74)
                                                                                --------             --------
             Net cash from investing activities ....................               3,376               (5,128)

Cash flows from financing activities:
      Net proceeds from private placement of preferred stock .......              13,870                   --
      (Paydowns) borrowings under revolving line of
          credit - net .............................................              (2,000)              11,778
      Debt issuance costs ..........................................              (1,065)                  --
      Principal payments - capital lease obligations ...............                 (29)                 (25)
      Borrowings (repayments) on long term line of credit net ......              (2,673)                  (1)
      Issuance of common stock .....................................               1,136                  320
                                                                                --------             --------
             Net cash from financing activities ....................               9,239               12,072


Net increase (decrease) in cash and cash equivalents ...............                 173               (2,345)

Cash and cash equivalents:
      Beginning of period ..........................................               2,610                4,627
                                                                                --------             --------
      End of period ................................................            $  2,783             $  2,282
                                                                                ========             ========
Non-Cash Transactions:
      Shareholder loan .............................................            $  2,050             $     --
      Beneficial conversion feature - preferred stock...............            $  1,406             $     --
      Beneficial conversion charge - preferred stock................            $   (659)            $     --
      Dividends attributable to preferred stock.....................            $   (286)            $     --

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

Our accounting policies are described in Note 1 to the audited consolidated financial statements for the year ended February 3, 2001. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto, in the Form 10-K/A (Amendment No. 2) for the year ended February 3, 2001.

The results of operations for the three months presented herein are not necessarily indicative of the results to be expected for the full year.

ACCOUNTING CHANGE

The Company implemented U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") effective January 30, 2000, which resulted in a change in revenue recognition for furniture sales. Previously, revenue for sales of furniture delivered to the customer was recognized when the furniture was shipped to the customer. Upon implementation of SAB 101, the Company's revenue now reflects the recognition of revenue on furniture sales at the time of customer receipt.

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

In September 2000, as part of an amendment to the then-existing credit facility, warrants to purchase 550,000 shares of Common Stock were issued to the lenders. The warrants contain a put feature which makes them subject to the rules of derivative accounting. At the time of the grant, the fair market value of the Common Stock exceeded the exercise price of the warrants. In connection with the amendment to the credit facility in March 2001, we repriced the warrants covering 200,000 of the 550,000 shares of Common Stock from $3.75 to $2.00 per share. For the three months ended May 5, 2001, we recorded a $1.477 million non-cash charge to interest expense to reflect the change in the warrants' total fair value, which is approximately $1.8 million at May 5, 2001.

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

Financial information for our business segments is as follows (dollars in thousands):

                                                               Three Months Ended
                                                        ---------------------------------
Net Sales                                               May 5, 2001        April 29, 2000
                                                        -----------        --------------
    Retail ..................................            $ 64,392             $ 64,147
    Direct-to-customer ......................               6,236                4,042
    Furniture ...............................               5,709                6,524
    Intersegment sales ......................              (5,678)              (5,813)
                                                         --------             --------
Consolidated net sales ......................            $ 70,659             $ 68,900
                                                         ========             ========
Income/(Loss) from operations
    Retail ..................................            $  1,369             $  3,310
    Direct-to-customer ......................                (158)                (107)
    Furniture ...............................                 404                  207
    Unallocated .............................              (9,394)              (9,443)
    Intersegment loss from operations .......                (852)                (872)
                                                         --------             --------
Consolidated loss from operations ...........            $ (8,631)            $ (6,905)
                                                         ========             ========

6. PRIVATE PLACEMENT AND APPOINTMENT OF NEW CEO

On March 21, 2001, we completed a sale of our preferred stock with net proceeds to us of approximately $13.9 million and appointed Mr. Gary Friedman as our new Chief Executive Officer. In addition, we sold Mr. Friedman 571,429 shares of our Common Stock at a price per share of $1.75 and Mr. Friedman exercised his option to purchase 1,200,000 shares of our common stock at a price of $1.75 per share for an aggregate sales price of approximately $3.1 million. Approximately $1.05 million was paid in cash by Mr. Friedman and $2.05 million was paid by Mr. Friedman in the form of a note.

REDEEMABLE CONVERTIBLE PREFERRED STOCK SERIES A AND REDEEMABLE PREFERRED STOCK SERIES B

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

We entered into an Amended and Restated Series A and B Preferred Stock Purchase Agreement (the "Preferred Stock Purchase Agreement") dated as of March 21, 2001 with several investors, including Mr. Friedman who purchased 455 shares of the Series A and 545 shares of the Series B. Pursuant to the terms of the Preferred Stock Purchase Agreement, we received approximately $15.0 million in consideration for the sale of 6,820 shares of Series A and 8,180 shares of Series B, for $1,000 per share. Expenses relating to the transaction were approximately $1.1 million, resulting in net proceeds of $13.9 million. These proceeds from the equity financing are being used to repay existing indebtedness and for general corporate purposes.

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

DIVIDENDS

If the Board of Directors declares a dividend, each share of Series A is entitled to dividends at the rate of $100 per share per annum. Such dividends are cumulative and deemed to have accrued from the original date of issuance of the Series A for purposes of the exercise of our redemption rights and the redemption rights of the holders of Series A in connection with our conversion rights described above and in the Certificate of Designation and the determining of the liquidation preferences of the holders of the Series A. Such dividends shall not be deemed to be cumulative and shall not be deemed to have so accrued upon any conversion of the Series A into Common Stock. Except for dividends payable to holders of the Series B, we shall not pay or declare any dividend on any Common Stock or any of our other securities that are junior to the Series A during any fiscal year unless and until full dividends on the Series A are declared and paid for such fiscal year. Net loss to common shareholders for the first quarter of 2001 includes a charge of approximately $84,000 for Series A dividends.

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

REDEEMABLE PREFERRED STOCK SERIES B ("SERIES B")

CONVERTIBILITY

The Series B is not convertible into Common Stock. The Series B shall be automatically converted on a one-for-one basis into Series A at such time as a majority of our common stockholders approve the conversion. Upon stockholder approval, such conversion shall be deemed to have taken place on the original date of issuance of the Series A.

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

REDEMPTION

The Company is required to redeem all outstanding Series B on June 30, 2006. At any time and from time to time after March 22, 2004, the holders of the Series B may require us to redeem, at such holder's option, some or all of their shares of Series B. At any time and from time to time after March 22, 2004, we may redeem, at our option, some or all of the outstanding shares of Series B. The redemption price shall be $1,000 per share plus all accrued and unpaid dividends.

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

NET PROCEEDS

The net proceeds received from the sale of Series A and Series B in the private placement transactions in March 2001 and the sale of Common Stock to Mr. Friedman were approximately $14.9 million (not including the value of the note given by Mr. Friedman and after approximately $1.1 million in expenses).

7. STORE CLOSURES

During the first quarter of 2001, we signed agreements with a third party to cancel leases and close three of our under-performing locations. In April 2001, we received cash proceeds of $4.0 million for the closing of our Soho, NY store. In May 2001 the two additional stores were closed and we received an additional $1.3 million. The cash proceeds received approximated the net book value of the assets that were written off as part of the store closures.

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

9. RESTATEMENT

Subsequent to the issuance of the Company's condensed consolidated financial statements for the period ended May 5, 2001, the Company's management determined that a change in its revenue recognition policy for furniture sales should have been made as of January 30, 2000 in order to comply with Securities and Exchange Commission Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"). Previously, the Company's policy was to recognize sales of furniture delivered to the customer as revenue when shipped. The Company should have changed this policy effective January 30, 2000, in accordance with SAB 101, to recognize such sales as revenue at the time of delivery to the customer. The Company's management has also determined that there was a miscalculation of weighted average shares outstanding for the three months ended May 5, 2001. In addition, the Company determined that certain deferred tax assets included in prepaid expense should have been presented as long term and classified as other long term assets. As a result, the condensed consolidated financial statements as of and for the three months ended May 5, 2001 and April 29, 2000 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

                                                                      As of                                As of
                                                                   May 5, 2001                        April 29, 2000
                                                           ----------------------------         -----------------------------
                                                           As Previously                        As Previously
                                                             Reported       As Restated            Reported      As Restated
                                                             --------       -----------            --------      -----------
                                                                       (in thousands, except per share amounts)

Merchandise inventories                                     $   89,144       $  91,129           $   91,187       $  93,200
Prepaid expense                                                 14,013           8,876               12,199           8,894
Total current assets                                           111,180         108,028              110,491         109,199
Other long term assets                                             817          13,029                4,065           8,124
Deferred revenue                                                    --           3,640                   --           3,924
Other current liabilities                                        8,547           8,555                5,192           5,192
Accumulated deficit                                           (23,426)        (24,392)             (15,755)        (16,912)
Total stockholders' equity                                      74,339          73,373               78,877          77,720

                                                                  3 Months Ended                      3 Months Ended
                                                                    May 5, 2001                        April 29, 2000
                                                           ----------------------------         -----------------------------
                                                           As Previously                        As Previously
                                                              Reported       As Restated           Reported       As Restated
                                                              --------       -----------           --------       -----------
                                                                       (in thousands, except per share amounts)

Net sales                                                     $ 67,902        $ 70,659             $ 69,652         $68,900
Cost of sales and occupancy                                     53,156          55,115               52,180          51,950
Gross profit                                                    14,746          15,544               17,472          16,950
(Loss) from operations                                          (9,429)         (8,631)              (6,383)         (6,905)
(Loss) before income taxes                                     (12,388)        (11,590)              (7,278)         (7,800)
Income tax benefit                                               4,460           4,165                2,982           3,166
(Loss) before cumulative effect
of change in accounting principle                               (7,928)         (7,425)              (4,296)         (4,634)
Cumulative effect of change
in accounting principle                                             --              --                   --            (819)
Net (loss)                                                      (7,928)         (7,425)              (4,296)         (5,453)
Net (loss) available to common
stockholders                                                    (8,873)         (8,370)              (4,296)         (5,453)
Net loss per common share - basic and diluted:
     - Before cumulative effect of change
       in accounting principle                                   (0.50)          (0.46)               (0.25)          (0.27)
         - Cumulative effect of change in
           accounting principle                                     --              --                   --           (0.05)
     - Net loss per share                                        (0.50)          (0.46)               (0.25)          (0.32)
Weighted Average shares basic and diluted                       17,862          18,109               16,954          16,954

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the effects of the restatement of our condensed consolidated financial statements for the three month periods ended May 5, 2001 and April 29, 2000. See Note 9 to the condensed consolidated financial statements for further discussion of this matter.

RESULTS OF OPERATIONS

THE THREE MONTHS (FIRST QUARTER) ENDED MAY 5, 2001 AS COMPARED TO THE THREE MONTHS (FIRST QUARTER) ENDED APRIL 29, 2000

NET SALES

Net sales consist of the following components:

                            FIRST                                FIRST
                           QUARTER            % OF              QUARTER            % OF
                            2001              TOTAL              2000              TOTAL
                           -------            -----             -------            -----
                                         (IN THOUSANDS EXCEPT PERCENTAGES)
Retail sales               $64,392             91.1%            $64,147             93.1%
Direct-to-customer           6,236              8.9%              4,042              5.9%
The Michaels Company            31              0.0%                711              1.0%
                           -------            -----             -------            -----
Total net sales            $70,659              100%            $68,900            100.0%
                           =======            =====             =======            =====

Net sales for the first quarter of 2001, increased $1.8 million, or 2.6%, over net sales for the first quarter of 2000. Net sales amounts include shipping fees. As of May 5, 2001, we operated 106 stores in 31 states, the District of Columbia and in Canada as compared to 96 stores as of April 29, 2000. The increase in net sales is principally due to growth in the direct-to-customer division.

RETAIL SALES

                                                    2001                   2000
                                                  ---------              ---------
                                                 (IN THOUSANDS EXCEPT PERCENTAGES,
                                              SQ. FT. AMOUNTS AND RETAIL STORES DATA)
Retail sales                                      $  64,392              $  64,147
Retail growth percentage                                0.4%                  14.4%
Comparable store sales growth                         (11.4%)                (14.4%)
Number of stores at beginning of period                 106                     93
Store openings                                            1                      3
Store closings                                           (1)                     -
Number of stores at end of period                       106                     96
Average selling sq. ft. per store                     6,566                  6,651
Store selling sq. ft. at end of period              695,972                638,522
Average net sales per sq. ft.                     $   92.52              $  100.46

Retail sales in the first quarter of 2001 increased 0.4% as compared to the same period of the prior year primarily due to sales from new store openings offset by a decrease in comparable store sales. Comparable store sales are defined as sales from stores whose gross square footage did not change by more than 20% in the previous 12 months and which have been open at least 12 full months. Stores generally become comparable in their 14th full month of operation. In any given period, the set of stores comprising comparable stores may be different from the set of the comparable stores in the previous period, depending on when stores were opened. As of May 5, 2001 93 stores were included in the comparable sales calculation.

Average retail selling square footage decreased slightly in the first quarter of 2001 as compared to the first quarter of 2000, and average net sales per square foot decreased to $92.52 from $100.46 in the prior year. Average selling square footage per store is calculated by dividing total selling square footage by the number of stores open at the end of the reporting period. Average net sales per square foot is calculated by dividing total net sales by the weighted average selling square footage of stores opened during the reporting period.

DIRECT-TO-CUSTOMER

Direct-to-customer sales consist of catalog and e-commerce sales. Net direct-to-customer sales in the first quarter of 2001 increased $2.2 million or 54.3% as compared to the first quarter of 2000. Sales from our website in the first quarter of 2001 were more than double the sales from our website for the same period of the prior year.

FURNITURE SALES

Furniture sales consist of Michaels' sales to external customers. Over the past 3 years, we have reduced Michaels' external sales to third-party customers so as to be able to increase production capacity for our stores and direct-to-customer businesses.

COST OF SALES AND OCCUPANCY

Cost of sales and occupancy expenses expressed as a percentage of net sales increased 2.6% to 78.0% in the first quarter of 2001 from 75.4% in the first quarter of 2000, primarily as a result of negative occupancy expense leverage associated with our decline in comparable store sales performance.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses expressed as a percentage of net sales decreased 0.4% to 34.2% in the first quarter of 2001 from 34.6% in the first quarter of 2000, primarily as a result of lower pre-opening expense. During the first quarter of 2001, we signed agreements with a third-party to cancel leases and close three of our under-performing stores. In April 2001, we received cash proceeds of $4 million for the closing of our Soho, NY store. In May 2001 the two additional stores were closed and we received an additional $1.3 million. The cash proceeds received approximated the net book value of the assets that were written off as part of the store closures.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities in the first quarter of 2001 increased $3.1 million to $12.4 million from $9.3 million in the first quarter of 2000. The increase resulted primarily from an increased net loss, increased payments for merchandise inventories, and an increase in the deferred tax asset account as compared to the prior year, partially offset by increased cash from accounts receivable, an increase in accounts payable and accrued expenses, and a $1.5 million dollar non-cash charge related to a mark to market of the 550,000 warrants outstanding which were issued in conjunction with the September 2000 amendment of our credit facility.

Net cash from investing activities in the first quarter of 2001 increased $8.5 million, to a $3.4 million source of cash from a $5.1 million use of cash in the first quarter of 2000. As previously discussed, in the first quarter of 2001 we signed agreements with a third party to cancel leases and close three of our under-performing locations. In April 2001, we received cash compensation of $4.0 million for the closing of our Soho, NY store. In May 2001 the two additional stores were closed and we received an additional $1.3 million.

Capital expenditures in the first quarter of 2001 decreased $4.4 million as compared to the same period of the prior year. During the current period, the Company opened one new store location in Santa Clara, CA. In the first quarter of the prior year, expenditures included three new stores and the Baltimore, MD facility.

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

As of March 21, 2001 we completed a preferred stock financing with a number of investors, pursuant to which the investors paid us an aggregate of $15 million in consideration for (1) 6,820 shares of our Series A Preferred Stock at a price of $1,000 per share, convertible into shares of our common stock, at an initial conversion price of $2.00 per common share, and (2) 8,180 shares of our Series B Preferred Stock, at a price of $1,000 per share. Expenses relating to the transaction were approximately $1.1 million, resulting in net proceeds of $13.9 million. The conversion price of the Series A Preferred Stock may be subject to certain adjustments. The investors may not convert their shares of Series A Preferred Stock to the extent the number of shares of our common stock issued upon such conversion or exercise would exceed 3,410,000 shares, a number calculated to be less than 20% of the total number of shares of our common stock outstanding on March 21, 2001, unless and until we receive approval of our stockholders at an annual stockholder meeting to be held on July 11, 2001 with respect to the issuance as required by NASD Rule 4350. The Series B Preferred Stock is not convertible into common stock and is not initially convertible into our Series A Preferred Stock. However, the Series B Preferred Stock will be automatically converted into Series A Preferred Stock at such time as our shareholders approve such conversion.

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

A variety of factors affect our comparable store sales including, among other things, the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise mix, promotional events, the impact of competition and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past and we believe that such fluctuations may continue. Our comparable store net sales decreased 1% in fiscal 2000, and increased 0.8% in fiscal 1999 and increased 12.3% in fiscal 1998. Comparable store sales decreased 11.4% for the first quarter of the fiscal year ending February 2, 2002. Past comparable store sales results may not be indicative of future results. As a result, the unpredictability of our comparable store sales may cause our revenues and operating results to vary quarter to quarter, and an unanticipated decline in revenues may cause our stock price to fluctuate.

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

We believe that there currently is a general trend in the economy of weakening retail sales, and we further believe that we may continue to be hurt by this trend. In particular, a weakening environment for retail sales could adversely affect consumer interest in our major product lines. Our comparable store net sales decreased 1% for the fiscal year ended February 3, 2001. Our first quarter sales for the fiscal year ending February 2, 2002 increased 2.6% from the same period of the prior year. The success of our business depends to a significant extent upon the level of consumer spending, and a number of economic conditions affect the level of consumer spending on merchandise that we offer, including, among other things, the general state of the economy, general business conditions, the level of consumer debt, interest rates, taxation and consumer confidence in future economic conditions. More generally, reduced consumer confidence and spending may result in reduced demand for our products and limitations on our ability to increase prices. They also may require increased levels of selling and promotional expenses. Adverse economic conditions and any related decrease in consumer demand for discretionary items such as those offered by us could have a material adverse effect on our business, results of operations and financial condition.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q/A (Amendment No. 1) contains "forward looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include statements as to our plans to open additional stores, the results of strategic initiatives, the anticipated performance of new stores, the impact of competition and other statements containing words such as "believes," "anticipates," "estimates," "expects," "may," "intends," and words of similar import or statements of management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause the actual results, market performance or our achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, changes in economic or business conditions in general, changes in product supply, fluctuations in comparable store sales, limitations resulting from restrictive covenants in our credit facility, failure to anticipate changes in consumer trends, loss of key vendors, changes in the competitive environment in which we operate, competition for and the availability of sites for new stores, changes in our management information needs, changes in management, failure to raise additional funds when required, changes in customer needs and expectations and governmental actions. We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to our market risk as disclosed in our report on Form 10-K/A (Amendment No. 2) filed for the fiscal year ended February 3, 2001.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

CHANGES IN SECURITIES

As of March 21, 2001, we completed a preferred stock financing with a number of investors, pursuant to which we sold 6,820 shares of Series A Preferred Stock and 8,180 shares of Series B Preferred Stock. The rights, preferences and restrictions relating to the Series A and B Preferred Stock set forth in Note 6 of the condensed consolidated financial statements in Part I of this quarterly report on Form 10-Q/A (Amendment No. 1) is incorporated by reference in this
Part II, Item 2 of the same report.

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

   10.37         Stock Option Agreement between the Company and Gary G.
                 Friedman, dated as of March 18, 2001(4)

   10.38         Separation Agreement and Release between the Company and Thomas
                 Christopher, dated as of March 20, 2001(5)

   10.39         Amended and Restated Promissory Note between the Company and
                 Thomas Christopher, dated as of May 1, 2001(5)

   10.40 Severance Agreement between the Company and Stephen J. Gordon, effective as of March 21, 2001(5)

   21            List of Subsidiaries(5)

----------
(1) Incorporated by reference to the exhibit with the same number filed with the Company's Registration Statement on Form S-1 (File No. 333-51027) filed on June 17, 1998.

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


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           RESTORATION HARDWARE, INC.





Date:  May 3, 2002              By: /s/ GARY G. FRIEDMAN
                                    -------------------------------------
                                    Gary Friedman
                                    President and Chief Executive Officer


Date:  May 3, 2002              By: /s/ KEVIN W. SHAHAN
                                    -------------------------------------
                                    Kevin W. Shahan
                                    Vice President and Chief Financial
                                    Officer
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

    10.37         Stock Option Agreement between the Company and Gary G.
                  Friedman, dated as of March 18, 2001(4)

    10.38         Separation Agreement and Release between the Company and
                  Thomas Christopher, dated as of March 20, 2001(5)

    10.39         Amended and Restated Promissory Note between the Company and
                  Thomas Christopher, dated as of May 1, 2001(5)

    10.40         Severance Agreement between the Company and Stephen J.
                  Gordon, effective as of March 21, 2001(5)

    21            List of Subsidiaries(5)

----------
(1) Incorporated by reference to the exhibit with the same number filed with the Company's Registration Statement on Form S-1 (File No. 333-51027) filed on June 17, 1998.

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