Form 10-Q/A
period 2001-08-04
RESTORATION HARDWARE INC
filed 2002-05-03
CIK 863821

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                   FORM 10-Q/A
                               (Amendment No. 2)

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

      Indicate by check [x] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days [X] Yes [ ] No

      As of September 7, 2001, 23,808,700 shares of the registrant's common stock were outstanding.

                                   FORM 10-Q/A
                               (Amendment No. 2)



                      FOR THE QUARTER ENDED AUGUST 4, 2001

                                      INDEX

                                                                                                                        PAGE
PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (As Restated, Unaudited)
        Balance Sheets as of August 4, 2001, February 3, 2001 and July 29, 2000                                            4
        Statements of Operations for the three and six months Ended August 4, 2001
        and July 29, 2000                                                                                                  5
        Statements of Cash Flows for the six months ended August 4, 2001
        and July 29, 2000                                                                                                  6
        Notes to Condensed Consolidated Financial Statements                                                               7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                             13
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk                                                        21
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings                                                                                                 21
ITEM 2. Changes in Securities and Use of Proceeds
ITEM 4. Submission of Matters to a Vote of Security Holders                                                               21
ITEM 6. Exhibits and Reports on Form 8-K                                                                                  22
SIGNATURE PAGE                                                                                                            23
EXHIBIT INDEX                                                                                                             24

                               INTRODUCTORY NOTE


We issued a press release on March 21, 2002, included as an exhibit to a Form 8-K filed with the Securities and Exchange Commission on the same date, and a press release on March 29, 2002, included as an exhibit to a Form 8-K filed with the Securities and Exchange Commission on April 1, 2002, relating to our intention to restate our annual financial statements for fiscal year 2000, the four quarters of fiscal year 2000 and the first three quarters of fiscal year 2001. The effects of this restatement on the condensed consolidated financial statements as of and for the three and six month periods ended August 4, 2001 and July 29, 2000 are presented in Item 1 (Condensed Consolidated Financial Statements) and Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) in Part I of this Form 10-Q/A (Amendment No. 2) for the quarterly period ended August 4, 2001.

This restatement incorporates certain revisions to historical financial data and related descriptions as well as make certain minor typographical corrections but is not intended to update other information presented in this quarterly report as originally filed, except where specifically noted. See Note 9 to the Condensed Consolidated Financial Statements for discussion of the details surrounding the restatement and reconciliations of previously reported amounts.

                         PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements



                           RESTORATION HARDWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                   (Unaudited)


                                                                    August 4,         February 3,         July 29,
                                                                       2001               2001              2000
                                                                   As Restated        As Restated        As Restated
                                                                   (See Note 9)       (See Note 9)      (See Note 9)
ASSETS
Current assets
     Cash and cash equivalents                                    $       2,603      $       2,610      $      2,408
     Accounts receivable                                                  4,187              8,069             5,300
     Merchandise inventories                                             82,026             85,067            90,100
     Prepaid expense                                                      9,900              8,975             8,532
                                                                        -------            -------           -------
         Total current assets                                            98,716            104,721           106,340

     Property and equipment, net                                        105,388            117,186           114,216
     Goodwill                                                             4,668              4,776             4,894
     Other long term assets                                              15,536              7,188            10,486
                                                                        -------            -------           -------
         Total assets                                             $     224,308      $     233,871      $    235,936
                                                                      =========          =========         =========
LIABILITIES REDEEMABLE CONVERTIBLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                        $      37,113      $      43,321      $     51,063
     Current portion of deferred lease incentives                         4,530              4,575             4,030
     Revolving line of credit and short term debt                             3              5,730                 3
     Deferred revenue                                                     2,509              6,398             3,744
     Other current liabilities                                            7,580              8,501             5,371
                                                                        -------            -------           -------
         Total current liabilities                                       51,735             68,525            64,211

     Long-term obligations                                                1,356                612               300
     Long-term line of credit                                            14,842             33,128            49,062
     Long-term portion of deferred lease incentives                      39,371             41,944            38,418
     Deferred rent                                                       11,784             10,787             9,485
                                                                        -------            -------           -------
         Total liabilities                                              119,088            154,996           161,476

Series A redeemable convertible preferred stock, $.0001 par
     value, 28,037 shares designated on March 21, 2001,
     15,000 shares issued and outstanding at August 4, 2001
     liquidation preference and redemption value of $15,661
     at August 4, 2001                                                   14,170                 --                --

Stockholders' equity:
     Common stock, $.0001 par value; 40,000,000 shares
     authorized; 23,807,242, 17,100,142 and 17,027,332
     issued and outstanding, respectively                               124,366             94,901            94,697
     Shareholder loan                                                    (2,050)                --                --
     Accumulated other comprehensive income                                   9                 (4)               (3)
     Accumulated deficit                                                (31,275)           (16,022)          (20,234)
                                                                        -------            -------           -------
         Total stockholders' equity                                      91,050             78,875            74,460
         Total liabilities, convertible preferred stock and
         stockholders' equity                                     $     224,308      $     233,871      $    235,936
                                                                      =========          =========         =========


See Notes to Condensed Consolidated Financial Statements.

                           RESTORATION HARDWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                             Three Months Ended                    Six Months Ended
                                                        August 4,           July 29,        August 4,            July 29,
                                                           2001               2000             2001                2000
                                                       As Restated        As Restated      As Restated         As Restated
                                                       (See Note 9)       (See Note 9)     (See Note 9)        (See Note 9)
Net sales                                              $    75,912        $    72,427     $    146,571        $    141,327
Cost of sales and occupancy                                 60,026             53,257          115,141             105,207
                                                           -------            -------          -------             -------
        Gross profit                                        15,886             19,170           31,430              36,120
Selling, general and administrative expenses                24,492             23,663           48,667              47,518
                                                           -------            -------          -------             -------
Loss from operations                                        (8,606)            (4,493)         (17,237)            (11,398)
Interest and other expense                                    (427)            (1,135)          (3,386)             (2,030)
                                                           -------            -------          -------             -------
        Loss before income taxes                            (9,033)            (5,628)         (20,623)            (13,428)
Income tax benefit                                           3,254              2,308            7,419               5,474
                                                           -------            -------          -------             -------

Loss before cumulative effect of change in
    accounting principle                                    (5,779)            (3,320)         (13,204)             (7,954)
Cumulative effect of change in accounting principle,
     net of income taxes of $570                                 -                  -                -                (819)
                                                           -------            -------          -------             -------
        Net loss                                            (5,779)            (3,320)         (13,204)             (8,773)

Charges attributed to redeemable convertible
     preferred stock:
     Dividends                                                (375)                --             (661)                 --
     Beneficial conversion charge                             (747)                --           (1,406)                 --
                                                           -------            -------          -------             -------
Net loss available to common stockholders              $    (6,901)       $    (3,320)    $    (15,271)       $     (8,773)
                                                         =========          =========        =========           =========
Net loss per common share - basic and diluted:

     Before cumulative effect
          of change in accounting principle                 ($0.30)            ($0.19)          ($0.74)             ($0.47)
        Cumulative effect of change in accounting                -                  -                -              ($0.05)
         principle
     Net loss per share                                     ($0.30)            ($0.19)          ($0.74)             ($0.52)

Weighted average shares basic and diluted                   23,254             17,027           20,681              16,991


See Notes to Condensed Consolidated Financial Statements.

                           RESTORATION HARDWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                      August 4,            July 29,
                                                                                         2001                2000
                                                                                     As Restated          As Restated
                                                                                     (See Note 9)        (See Note 9)
Cash flows from operating activities:
        Net loss before cumulative effect of change in accounting principle        $     (13,204)       $     (7,954)
        Adjustments to reconcile net loss to net cash
        used in operating activities:
                  Depreciation and amortization                                            8,831               7,179
                  Deferred income taxes                                                   (7,419)             (5,474)
                  Change in fair value of warrant derivative                                 773                  --
                  Other                                                                       43                  --
                  Changes in assets and liabilities:
                        Accounts receivable                                                3,881               1,252
                        Merchandise inventories                                            1,949              (2,416)
                        Prepaid expenses and other assets                                 (1,854)             (2,087)
                        Accounts payable and accrued expenses                             (6,230)              5,678
                        Deferred revenue                                                  (3,889)              3,744
                        Other current liabilities                                         (1,109)             (3,546)
                        Deferred rent                                                      1,268               1,416
                        Deferred lease incentives and other
                        long-term liabilities                                             (1,728)                721
                                                                                         -------             -------
                        Net cash used in operating activities                            (18,688)             (1,487)
Cash flows from investing activities:
        Proceeds from store closing agreements                                             5,325                  --
        Capital expenditures                                                                (991)            (12,576)
        Purchase of subsidiary                                                                --                 (91)
        Foreign currency translation adjustment                                               32                 (24)
                                                                                         -------             -------
                        Net cash provided by (used in) investing activities                4,366             (12,691)
Cash flows from financing activities:
        Net proceeds from private placement of preferred stock                            13,511                  --
        Net proceeds from private placement of common stock                               24,357                  --
        Borrowings/repayments under revolving line of credit -- net                      (17,719)             11,615
        Debt issuance costs                                                               (1,150)                 --
        Principal payments -- capital lease obligations                                      (29)                (50)
        Borrowings (repayments) on long term debt, net                                    (6,000)                 15
        Issuance of common stock                                                           1,345                 379
                                                                                         -------             -------
                        Net cash provided by financing activities                         14,315              11,959
Net decrease in cash and cash equivalents                                                     (7)             (2,219)
Cash and cash equivalents:
        Beginning of period                                                                2,610               4,627
                                                                                         -------             -------
        End of period                                                              $       2,603        $      2,408
                                                                                       =========           =========
        Non-cash transactions:
                  Shareholder loan                                                 $       2,050        $         --
                  Beneficial conversion feature -- preferred stock                 $       1,406        $         --
                  Beneficial conversion charge -- preferred stock                  $      (1,406)       $         --
                  Dividends attributable to preferred stock                        $        (661)       $         --


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

In June 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. We will adopt SFAS No. 142 for its fiscal year beginning February 3, 2002. Upon adoption of SFAS 142, we will stop our amortization of goodwill that is expected to have a net carrying value of $4.7 million at February 2, 2002 and annual amortization of $215,000 that resulted from business combinations initiated prior to the adoption of SFAS 141, Business Combinations. We will evaluate goodwill under the SFAS 142 transitional impairment test and have not yet determined whether or not there is an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

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

In September 2000, as part of an amendment to the then-existing credit facility, warrants to purchase 550,000 shares of Common Stock were issued to the lenders. The warrants contain a put feature which makes them subject to the rules of derivative accounting. For the six months ended August 4, 2001, we recorded a $773,000 non-cash charge to interest expense to reflect the change in the warrants' total fair value, which is approximately $1.1 million at August 4, 2001.

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

Financial information for our business segments is as follows (dollars in thousands) (as restated, see Note 9):

                                             Second Quarter                   Year-to-Date
                                          2001            2000           2001             2000
Net Sales
     Sales:
       Retail                        $    69,028      $   68,276    $    133,420     $    132,423
       Direct-to-Customer                  6,877           3,957          13,114            7,999
       Furniture                           3,935           4,384           9,644           10,908
       Intersegment                       (3,928)         (4,190)         (9,607)         (10,003)
Total sales                          $    75,912      $   72,427    $    146,571     $    141,327


                                                        Second Quarter                    Year-to-Date
                                                    2001              2000           2001             2000
Income/(Loss) from operations
              Retail                            $      1,955      $      6,742   $      3,324     $     10,052
              Direct-to-customer                         335                65            177              (42)
              Furniture                                 (362)             (121)            42               86
              Unallocated                            (10,417)          (11,176)       (19,811)         (20,619)
              Intersegment loss from
              Operations                                (117)               (3)          (969)            (875)
Consolidated loss from operations               $     (8,606)     $     (4,493)  $    (17,237)    $    (11,398)

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

7. STORE CLOSURES

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

We entered into an Amended and Restated Series A and B Preferred Stock Purchase Agreement (the "Preferred Stock Purchase Agreement") dated as of March 21, 2001 with several investors, including Mr. Friedman. Pursuant to the terms of the Preferred Stock Purchase Agreement, we issued 6,820 shares of Series A and 8,180 shares of Series B, each for $1,000 per share, for net proceeds to us of approximately $13.5 million after accounting for expenses relating to the transaction. Under the terms of the Certificate of Designation of the Series A and Series B (the "Certificate of Designation"), the Series B automatically converted on a one for one basis into Series A at such time as a majority of our stockholders approved the conversion. At the annual meeting of stockholders held on July 11, 2001, the conversion feature of the Series B was approved, and accordingly all 8,180 outstanding shares of Series B were converted into Series
A. The unamortized difference between the fair market value of $2.1875 per share on the closing date of the transaction and the conversion price of $2.00 per share resulted in an allocation of the beneficial conversion feature of approximately $747,000 in the second quarter of fiscal 2001.

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

Dividends

If the Board of Directors declares a dividend, each share of Series A is entitled to dividends at the rate of $100 per share per annum. Such dividends are cumulative and deemed to have accrued from the original date of issuance of the Series A for purposes of the exercise of our redemption rights and the redemption rights of the holders of Series A in connection with our conversion rights described above and in the Certificate of Designation and the determining of the liquidation preferences of the holders of the Series A. Such dividends shall not be deemed to be cumulative and shall not be deemed to have so accrued upon any conversion of the Series A into Common Stock. We shall not pay or declare any dividend on any Common Stock or any of our other securities that are junior to the Series A during any fiscal year unless and until full dividends on the Series A are declared and paid for such fiscal year. Net loss to common shareholders for the first six months of 2001 includes accretion of approximately $660,000 for preferred stock dividends.

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

9. RESTATEMENT

Subsequent to the issuance of the Company's condensed consolidated financial statements for the period ended August 4, 2001, the Company's management determined that a change in its revenue recognition policy for furniture sales should have been made as of January 30, 2000 in order to comply with Securities and Exchange Commission Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB101"). Previously, the Company's policy was to recognize sales of furniture delivered to the customer as revenue when shipped. The Company should have changed this policy effective January 30, 2000, in accordance with SAB 101, to recognize such sales as revenue at the time of customer receipt. The Company's management has also determined that there was a miscalculation of weighted average shares outstanding for the three months and six months ended August 4, 2001. In addition, the Company determined that the tax benefit receivable included in current assets should have been presented as deferred tax assets and classified as other long term assets. As a result, the condensed consolidated financial statements as of and for the three months and six months ended August 4, 2001 and July 29, 2000 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

                                                                AS OF                                AS OF
                                                            AUGUST 4, 2001                        JULY 29, 2000
                                                     AS PREVIOUSLY                    AS PREVIOUSLY
(In thousands, except per share amounts)                REPORTED      AS RESTATED        REPORTED          AS RESTATED
Merchandise inventories                              $    80,526      $  82,026       $    88,102          $  90,100

Prepaid expense                                            8,879          9,900             8,532              8,532

Tax benefit receivable                                     8,899            --              5,778                 --

Total current assets                                     105,094         98,716           110,120            106,340

Other long term assets                                     7,194         15,536             4,022             10,486

Deferred revenue                                              --          2,509                --              3,744

Other current liabilities                                  7,573          7,580             5,371              5,371
Accumulated deficit                                     (30,714)       (31,275)          (19,177)           (20,234)

Total stockholders' equity                                91,602         91,050            75,520             74,460

                                                             3 MONTHS ENDED                   3 MONTHS ENDED
                                                             AUGUST 4, 2001                    JULY 29, 2000
                                                     AS PREVIOUSLY                     AS PREVIOUSLY
                                                        REPORTED      AS RESTATED         REPORTED         AS RESTATED
Net sales                                            $    74,780      $  75,912        $   72,247          $  72,427

Cost of sales and occupancy                               59,541         60,026            53,242             53,257

Gross profit                                              15,239         15,886            19,005             19,170

(Loss) from operations                                   (9,253)        (8,606)           (4,658)            (4,493)

(Loss) before taxes                                      (9,680)        (9,033)           (5,793)            (5,628)

Income tax benefit                                         3,487          3,254             2,376              2,308

Net (loss)                                               (6,193)        (5,779)           (3,417)            (3,320)

(Loss) available to common stockholders                  (7,315)        (6,901)           (3,417)            (3,320)

Weighted Average Shares
      Basic and diluted                                  23,557         23,254            17,027             17,027
Basic and diluted loss per share                          (0.31)         (0.30)            (0.20)             (0.19)

                                                           6 MONTHS ENDED                     6 MONTHS ENDED
                                                            AUGUST 4, 2001                    JULY 29, 2000
                                                    AS PREVIOUSLY                     AS PREVIOUSLY
                                                       REPORTED       AS RESTATED        REPORTED         AS RESTATED
Net sales                                           $    142,682      $ 146,571       $   141,899         $  141,327

Cost of sales and occupancy                              112,697        115,141           105,422            105,207

Gross profit                                              29,985         31,430            36,477             36,120

(Loss) from operations                                  (18,682)       (17,237)          (11,041)           (11,398)

(Loss) before income taxes                              (22,068)       (20,623)          (13,071)           (13,428)

Income tax benefit                                         7,947          7,419             5,358              5,474

Loss before cumulative effect of
change in accounting principle                          (14,121)       (13,204)           (7,713)            (7,954)
Cumulative effect of change in
accounting principle                                           -              -                 -              (819)
Net loss                                                (14,121)       (13,204)           (7,713)            (8,773)
Net (loss) available to common stockholders             (16,188)       (15,271)           (7,713)            (8,773)
Net loss per common share - basic and diluted:
    Before cumulative effect of change in
    accounting principle                                  (0.80)         (0.74)            (0.45)             (0.47)
       Cumulative effect of change in
       accounting principle                                    -              -                 -             (0.05)
    Net loss per share                                    (0.80)         (0.74)            (0.45)             (0.52)
Weighted Average Shares basic and diluted                20,327         20,681            16,991             16,991

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the effects of the restatement of our condensed consolidated financial statements for the three and six month periods ended August 4, 2001 and July 29, 2000. See Note 9 to the condensed consolidated financial statements for further discussion of this matter.

RESULTS OF OPERATIONS

THE THREE MONTHS (SECOND QUARTER) ENDED AUGUST 4, 2001 AS COMPARED TO THE THREE MONTHS (SECOND QUARTER) ENDED JULY 29, 2000 AND THE SIX MONTHS (YEAR-TO-DATE) ENDED AUGUST 4, 2001 AS COMPARED TO THE SIX MONTHS (YEAR-TO-DATE) ENDED JULY 29, 2000

Net Sales

Net sales consist of the following components (in thousands except percentages):

                             2nd Quarter 2001         2nd Quarter 2000          Year-to-Date 2001           Year-to-Date 2000
                           Amount        % Total    Amount        % Total     Amount         % Total     Amount         % Total
Retail                    $69,028         90.9%    $68,276          94.3%    $133,420          91.0%     $132,423          93.7%
Direct-to-Customer          6,877          9.1%      3,957           5.5%      13,114           9.0%        7,999           5.7%
Michaels                        7          0.0%        194           0.2%          37           0.0%          905           0.6%
           TOTAL SALES     75,912        100.0%     72,427         100.0%     146,571         100.0%      141,327         100.0%

Net sales for the second quarter of fiscal 2001 increased $3.5 million, or 4.8%, over net sales for the second quarter of fiscal 2000. The increase in net sales is principally due to improved performance in our direct-to-customer division offset by weak comparable store sales. Net sales amounts include shipping fees. As of August 4, 2001, we operated 104 stores in 31 states, the District of Columbia and in Canada as compared to 98 stores as of July 29, 2000.

Year-to-date, sales for the first six months of fiscal 2001 increased $5.2 million or 3.7% as compared to the same period of the prior year. As with the second quarter of fiscal 2001, improved performance in the direct-to-customer division was mostly offset by decreased comparable store sales.

Retail Sales

In thousands except percentages,
sq. ft. amounts and retail stores data:        Second Quarter        Second Quarter        Year-to-Date        Year-to-Date
                                                    2001                  2000                 2001                2000
Retail sales                                     $  69,028              $ 68,276             $133,420            $132,423
Retail growth percentage                               1.1%                 36.2%                 0.8%               24.7%
Comparable store sales growth                         (5.4%)                 0.8%                (8.5%)              (0.7%)
Number of stores at beginning of period                106                    96                  106                  93
Store openings                                           -                     2                    1                   5
Store closings                                         (2)                     -                  (3)                   -
Number of stores at end of period                      104                    98                  104                  98
Average selling sq. ft. per store                    6,567                 6,638                6,567               6,638
Store selling sq. ft. at period end                682,936               650,476              682,936             650,476


Retail sales in the second quarter of fiscal 2001 increased 1.1% as compared to the same period of the prior year primarily due to sales from new store openings offset by a 5.4% decrease in comparable store sales. Comparable store sales are defined as sales from stores whose gross square footage did not change by more than 20% in the previous 12 months and which have been open at least 12 full months. Stores generally become comparable in their 13th full month of operation. In any given period, the set of stores comprising comparable stores may be different from the set of the comparable stores in the previous period, depending on when stores were opened. As of August 4, 2001 94 stores were included in the comparable sales calculation.

Retail sales for the first six months of fiscal 2001 increased 0.8% as compared to the same period of the prior year primarily as a result of weak comparable store sales. We opened one new store in the first six months of fiscal 2001 and closed 3 stores, as compared to 5 new store openings and no store closings in the first six months of fiscal 2000. We will not open any additional locations in fiscal 2001.

Direct-to-Customer

Direct-to-customer sales consist of catalog and e-commerce sales. Net direct-to-customer sales in the second quarter of fiscal 2001 increased $2.9 million or 73.8% as compared to the second quarter of fiscal 2000. Sales from our website in the second quarter of fiscal 2001 were more than double the sales from our website for the same period of the prior year.

Circulation of our summer catalogs in the second quarter of fiscal 2001 increased 12.0% as compared to the same quarter of the prior year. In addition, we mailed 2.4 million Father's Day gift guides, of which 2.1 million were mailed into retail trade areas. We believe this significantly limited decreases in our comparable stores sales in June, and suggests that our stated strategy of using catalogs to enhance our retail business may be successful in the future.

Direct-to-customer sales for the first six months of fiscal 2001 increased 63.9% as compared to the same period of fiscal 2000. Circulation of spring and summer catalogs, excluding catalogs mailed into retail trade areas, increased 44.9% as compared to the same period of the prior year.

Furniture Sales

Furniture sales consist of Michaels' sales to external customers. Over the past 3 years, we have reduced Michaels' external sales to third-party customers so as to be able to increase production capacity our stores and direct-to-customer businesses.

COST OF SALES AND OCCUPANCY

Cost of sales and occupancy expenses expressed as a percentage of net sales increased 5.6% to 79.1% in the second quarter of fiscal 2001 from 73.5% in the second quarter of fiscal 2000. The increase is principally attributable to the markdown activity associated with clearing unproductive inventories. As a result, year-over-year average store inventory decreased 16.7%. We believe this is a positive development for us and puts us in a better position to place new products in our stores throughout the balance of the year.

Year-to-date, cost of sales and occupancy expenses expressed as a percentage of net sales, increased 4.2% to 78.6% from 74.4% in the same period of the previous year, primarily as a result of clearance activity associated with the repositioning of our business.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses expressed as a percentage of net sales decreased 0.4% to 32.3% in the second quarter of fiscal 2001 from 32.7% in the second quarter of fiscal 2000. For the first six months of fiscal 2001, selling, general and administrative expenses decreased 0.4%, to 33.2% of sales from 33.6% of sales for the same period of the previous year, primarily as a result of the decrease in comparable store sales during this period.

INTEREST AND OTHER EXPENSE, NET

Interest and other expense decreased $673,000, to $427,000 in the second quarter of fiscal 2001 from $1.1 million in the second quarter of fiscal 2000. Interest and other expense includes a non-cash credit of $704,000 related to a mark to market of the 550,000 warrants outstanding, as well as a non-cash charge of $400,000 for amortization of deferred financing costs.

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

In connection with an amendment to our credit facility in September 2000, we issued putable warrants for the purchase of 550,000 shares of our common stock at $3.75 per share. The warrants expire on September 27, 2005. The fair value of the warrants is calculated each quarter using the Black-Scholes model. For the second quarter of fiscal 2001, the revaluation of the warrants resulted in a non-cash credit to interest expense of $704,000.

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

A variety of factors affect our comparable store sales including, among other things, the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise mix, promotional events, the impact of competition and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past and we believe that such fluctuations may continue. Our comparable store net sales decreased 1% in fiscal 2000, and increased 0.8% in fiscal 1999 and increased 12.3% in fiscal 1998. Comparable store sales decreased 5.4% for the second quarter of the fiscal year ending February 2, 2002. Past comparable store sales results may not be indicative of future results. As a result, the unpredictability of our comparable store sales may cause our revenues and operating results to vary quarter to quarter, and an unanticipated decline in revenues may cause our stock price to fluctuate.

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

We believe that there currently is a general trend in the economy of weakening retail sales, and we further believe that we may continue to be hurt by this trend. In particular, a weakening environment for retail sales could adversely affect consumer interest in our major product lines. Our comparable store net sales decreased 1% for the fiscal year ended February 3, 2001. Our second quarter sales for the fiscal year ending February 2, 2002 increased 1.1% from the same period of the prior year. The success of our business depends to a significant extent upon the level of consumer spending, and a number of economic conditions affect the level of consumer spending on merchandise that we offer, including, among other things, the general state of the economy, general business conditions, the level of consumer debt, interest rates, taxation and consumer confidence in future economic conditions. More generally, reduced consumer confidence and spending may result in reduced demand for our products and limitations on our ability to increase prices. They also may require increased levels of selling and promotional expenses. Adverse economic conditions and any related decrease in consumer demand for discretionary items such as those offered by us could have a material adverse effect on our business, results of operations and financial condition.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q/A (Amendment No. 2) contains "forward looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include statements as to our plans to open additional stores, the results of strategic initiatives, the anticipated performance of new stores, the impact of competition and other statements containing words such as "believes," "anticipates," "estimates," "expects," "may," "intends," and words of similar import or statements of management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause the actual results, market performance or our achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, changes in economic or business conditions in general, changes in product supply, fluctuations in comparable store sales, limitations resulting from restrictive covenants in our credit facility, failure to anticipate changes in consumer trends, loss of key vendors, changes in the competitive environment in which we operate, competition for and the availability of sites for new stores, changes in our management information needs, changes in management, failure to raise additional funds when required, changes in customer needs and expectations, governmental actions and consequences stemming from terrorist activities in the United States. We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

CHANGES IN SECURITIES

At the annual meeting of stockholders held on July 11, 2001, our stockholders approved the conversion feature of our Series B preferred stock into Series A preferred stock and accordingly all outstanding shares of Series B preferred stock were converted automatically into Series A preferred stock. At the same meeting, our stockholders also approved the elimination of the limitation set forth in our Certificate of Designation of the Series A and Series B pursuant to which Series A preferred stock was convertible into no more than 3,410,000 shares of our common stock. Consequently, if all 15,000 shares of Series A preferred stock presently outstanding are converted into common stock at the present conversion rate of one share of Series A preferred stock to 500 shares of common stock, 7,500,000 shares of our common stock will be issuable as a result. In connection with our May 2001 common stock financing, we separately entered into a Consent and Waiver Regarding Additional Financing pursuant to which we agreed with holders of our outstanding preferred stock to accelerate the date by which we will effect a registration on Form S-3 (or its equivalent) for their benefit to the later of (i) such time as Form S-3 (or its equivalent) becomes available for use in a registered offering by us and (ii) October 1, 2001. See Note 8 to the condensed consolidated financial statements for further discussion relating to the preferred stock.

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



ii. Approval of an amendment and restatement of our 1998 stock incentive plan to increase the number of shares of our common stock authorized for issuance thereunder by one million shares, and, in accordance with
       Section 162(m) of the Internal Revenue Code, to limit the number of shares issuable under the plan to any individual participant to one million shares or, with respect to any new hire, one and a half million shares during such participant's first year of employment.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     See attached exhibit index.

(b) Reports on Form 8-K (Revised for Form 10-Q/A (Amendment No. 2))


               (i) On May 23, 2001, we filed a current report on Form 8-K dated May 17, 2001, reporting that we had completed a private placement of our common stock.

              (ii) On July 10, 2001 we filed a current report on Form 8-K, dated July 5, 2001, reporting that our Secretary, Chief Financial Officer, Executive Vice President and Chief Administrative Officer had resigned.


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


                                    Restoration Hardware, Inc.
Date: May 3, 2002                   By: /s/ GARY G. FRIEDMAN
                                    Gary G. Friedman
                                    President and Chief Executive Officer


Date: May 3, 2002                   By: /s/ KEVIN W. SHAHAN
                                    Kevin W. Shahan
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                       DOCUMENT DESCRIPTIONS
3.1             Amended and Restated Certificate of Incorporation(1)
3.2             Bylaws, as amended to date(2)
4.1             Reference is made to Exhibit 3.1
4.2             Reference is made to Exhibit 3.2
4.3             Specimen Common Stock Certificate(1)
4.4             Specimen Series A Preferred Stock Certificate(3)
4.5             Specimen Series B Preferred Stock Certificate(3)
4.6             Certificate of Designation of Series A and Series B Preferred Stock(3)
4.7             Amended and Restated Series A and B Preferred Stock Purchase Agreement dated as of March 21, 2001, by and among Restoration Hardware, Inc. and the investors named therein.(4)
4.8             Amended and Restated Investor Rights Agreement, dated as of March 21, 2001, by and among Restoration
                Hardware, Inc. and the investors named therein.(5)
4.9             Consent and Waiver Regarding Additional Financing.(6)
10.1            Stock Purchase Agreement, dated as of May 17, 2001, by and among Restoration Hardware, Inc. and certain investors named therein.(6)
10.2            Offer Letter, dated June 26, 2001, from Restoration Hardware, Inc. to Tom Bazzone.(7)


(1) Incorporated by reference to the exhibit with the same number filed with the registrant's Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-51027), filed with the Securities and Exchange Commission on June 2, 1998.

(2) Incorporated by reference to the exhibit with the same number filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998, filed with the Securities and Exchange Commission on December 15, 1998.

(3) Incorporated by reference to the exhibit with the same number filed with the Company's Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2001.

(4) Incorporated by reference to Exhibit 10.19 to the registrant's Form 8-K filed with the Securities and Exchange Commission on April 2, 2001.

(5) Incorporated by reference to Exhibit 10.18 to the registrant's Form 8-K filed with the Securities and Exchange Commission on April 2, 2001.

(6) Incorporated by reference to the exhibit with the same number filed with the registrant's Form 8-K filed with the Securities and Exchange Commission on May 23, 2001.

(7)   Previously filed.