Form 10-Q/A
period 2001-11-03
RESTORATION HARDWARE INC
filed 2002-05-03
CIK 863821

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

    Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days [X] Yes [ ] No

    As of December 7, 2001, 28,356,349 shares of the registrant's common stock were outstanding.

                                   FORM 10-Q/A
                     FOR THE QUARTER ENDED November 3, 2001

                                      INDEX

                                                                                                                          PAGE
PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements (As Restated, Unaudited)
          Balance Sheets as of November 3, 2001, February 3, 2001 and October 28, 2000                                     4
          Statements of Operations for the Three and Nine Months Ended November 3, 2001 and October 28, 2000               5
          Statements of Cash Flows for the Nine Months Ended November 3, 2001 and October 28, 2000                         6
          Notes to Condensed Consolidated Financial Statements                                                             7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                             11
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk                                                        20
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings                                                                                                 20
ITEM 4. Submission of Matters to a Vote of Security Holders                                                               20
ITEM 6. Exhibits and Reports on Form 8-K                                                                                  21
SIGNATURE PAGE                                                                                                            21
EXHIBIT INDEX                                                                                                             22

                               INTRODUCTORY NOTE

We issued a press release on March 21, 2002, included as an exhibit to a Form 8-K filed with the Securities and Exchange Commission on the same date, and a press release on March 29, 2002, included as an exhibit to a Form 8-K filed with the Securities and Exchange Commission on April 1, 2002, relating to our intention to restate our annual financial statements for fiscal year 2000, the four quarters of fiscal year 2000 and the first three quarters of fiscal year 2001. The effects of this restatement on the condensed consolidated financial statements as of and for the three and nine month periods ended November 3, 2001 and October 28, 2000 are presented in Item 1 (Condensed Consolidated Financial Statements) and Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) in Part I of this Form 10-Q/A (Amendment No. 1) for the quarterly period ended November 3, 2001.

This amendment incorporates certain revisions to historical financial data and related descriptions as well as make certain minor typographical or factual changes but is not intended to update other information presented in this quarterly report as originally filed, except where specifically noted. See Note 10 to the Condensed Consolidated Financial Statements for discussion of the details surrounding the restatement and reconciliation of previously reported amounts.

                         PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

                           RESTORATION HARDWARE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                   (Unaudited)

                                                           November 3,        February 3,        October 28,
                                                              2001                2001               2000
                                                           As Restated        As Restated        As Restated
                                                          (See Note 10)      (See Note 10)      (See Note 10)
ASSETS
Current assets
    Cash and cash equivalents                             $      2,293       $      2,610       $       1,710
    Accounts receivable                                          4,740              8,069               7,502
    Merchandise inventories                                    105,917             85,067             102,090
    Prepaid expense                                             12,150              8,975               9,267
                                                               -------            -------             -------
         Total current assets                                  125,100            104,721             120,569
    Property and equipment, net                                101,849            117,186             117,600
    Goodwill                                                     4,614              4,776               4,660
    Other long term assets                                      20,378              7,188              13,838
                                                               -------            -------             -------
         Total assets                                     $    251,941       $    233,871       $     256,667
                                                             =========          =========           =========
LIABILITIES REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                 $     54,720       $     43,321       $      57,955
    Current portion of deferred lease incentives                 4,518              4,575               4,534
    Revolving line of credit and short term debt                     -              5,730                   -
    Deferred revenue                                             3,619              6,398               3,449
    Other current liabilities                                    7,324              8,501               5,175
                                                               -------            -------             -------
         Total current liabilities                              70,181             68,525              71,113
    Long-term obligations                                          811                612                 266
    Long-term line of credit                                    33,489             33,128              63,048
    Long-term portion of deferred lease incentives              38,231             41,944              42,524
    Deferred rent                                               12,273             10,787              10,200
                                                               -------            -------             -------
         Total liabilities                                     154,985            154,996             187,151
                                                               -------            -------             -------

Series A redeemable convertible preferred stock,
   $.0001 par value, 28,037 shares designated on
   March 21, 2001, 15,000 shares issued and
   outstanding at November 3, 2001, aggregate
   liquidation preference and redemption value
   of $16,035 at November 3, 2001                               14,545                  -                   -

Stockholders equity:
    Common stock, $.0001 par value; 60,000,000 shares
    authorized; 23,867,804, 17,100,142 and 17,088,944
    issued and outstanding, respectively                       124,564             94,901              94,884
    Shareholder loan                                            (2,050)                 -                   -
    Accumulated other comprehensive income                        (149)                (4)                (16)
    Accumulated deficit                                        (39,954)           (16,022)            (25,352)
                                                               -------            -------             -------
         Total stockholders' equity                             82,411             78,875              69,516
                                                               -------            -------             -------
         Total liabilities, convertible preferred
         stock and stockholders' equity                   $    251,941       $    233,871       $     256,667
                                                             =========          =========           =========

See Notes to Condensed Consolidated Financial Statements.

                           RESTORATION HARDWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                                          Three Months Ended                      Nine Months Ended
                                                    November 3,          October 28,       November 3,          October 28,
                                                       2001                 2000              2001                  2000
                                                    As Restated          As Restated       As Restated          As Restated
                                                   (See Note 10)        (See Note 10)     (See Note 10)        (See Note 10)
Net sales                                        $     75,504          $   81,247       $    222,075          $    222,574
Cost of sales and occupancy                            60,129              60,832            175,270               166,039
                                                      -------             -------            -------               -------
       Gross profit                                    15,375              20,415             46,805                56,535

Selling, general and administrative expenses           27,878              27,205             76,545                74,723
                                                      -------             -------            -------               -------
Loss from operations                                  (12,503)             (6,790)           (29,740)              (18,188)
Interest and other expense, net                          (491)             (1,894)            (3,878)               (3,924)
                                                      -------             -------            -------               -------
       Loss before income taxes                       (12,994)             (8,684)           (33,618)              (22,112)

Income tax benefit                                      4,676               3,565             12,095                 9,039
                                                      -------             -------            -------               -------
Loss before cumulative effect of change
        in accounting principle                        (8,318)             (5,119)           (21,523)              (13,073)

Cumulative effect of change in accounting                  --                  --                 --                  (819)
        principle, net of income taxes of $570
Net loss                                               (8,318)             (5,119)           (21,523)              (13,892)
Charges attributed to redeemable convertible
  preferred stock:
     Dividends                                           (375)                 --             (1,035)                   --
     Beneficial conversion charge                          --                  --             (1,406)                   --

                                                      -------             -------            -------               -------
Loss available to common stockholders            $     (8,693)         $   (5,119)      $    (23,964)         $    (13,892)
                                                    =========           =========          =========             =========
Net loss per common share - basic and diluted
    Before cumulative effect of change in
            accounting principle                       ($0.36)             ($0.30)            ($1.10)               ($0.77)
    Cumulative effect of change in                         --                  --                 --                ($0.05)
            accounting principle
    Net loss per share                                 ($0.36)             ($0.30)            ($1.10)               ($0.82)

Weighted average shares basic and diluted              23,844              17,074             21,735                17,018


See Notes to Condensed Consolidated Financial Statements.

                           RESTORATION HARDWARE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                               November 3,         October 28,
                                                                                  2001                 2000
                                                                               As Restated         As Restated
                                                                              (See Note 10)       (See Note 10)
Cash flows from operating activities:
            Net loss before cumulative effect of change in accounting
                      principle                                             $    (21,523)       $     (13,073)
            Adjustments to reconcile net loss to net cash
            used in operating activities:
                       Depreciation and amortization                              13,391               11,010
                       Deferred income taxes                                     (12,095)              (9,039)
                       Change in fair value of warrant derivative                    257                   --
                       Other                                                          88                   --
                       Changes in assets and liabilities:
                           Accounts receivable                                     3,329                 (949)
                           Merchandise inventories                               (21,986)             (14,405)
                           Prepaid expenses and other assets                      (4,270)              (2,609)
                           Accounts payable and accrued expenses                  11,403               12,549
                           Deferred revenue                                       (2,779)               3,449
                           Other current liabilities                              (1,356)              (3,745)
                           Deferred rent                                           1,757                2,131
                           Deferred lease incentives and other long-term          (2,861)               5,331
                           liabilities
                                                                                 -------              -------
                           Net cash used in operating activities                 (36,645)              (9,350)
Cash flows from investing activities:
            Proceeds from store closing agreements                                 5,325                   --
            Capital expenditures                                                  (1,457)             (19,716)
            Purchase of subsidiary                                                    --                   89
                                                                                 -------              -------
                           Net cash provided by (used in) investing                3,868              (19,627)
                           activities
Cash flows from financing activities:
            Net proceeds from private placement of preferred stock                13,511                   --
            Net proceeds from private placement of common stock                   24,357                   --
            Borrowings/repayments under revolving line of credit -- net              683               27,833
            Debt issuance costs                                                   (1,406)              (2,235)
            Principal payments -- capital lease obligations                          (58)                 (78)
            Borrowings (repayments) on long term debt, net                        (6,000)                  12
            Issuance of common stock                                               1,499                  566
                                                                                 -------              -------
                           Net cash provided by financing activities              32,586               26,098
Effects of foreign currency exchange rate on cash:
      Foreign currency translation adjustment                                       (126)                 (38)
                                                                                 -------              -------
Net decrease in cash and cash equivalents                                           (317)              (2,917)
Cash and cash equivalents:
            Beginning of period                                                    2,610                4,627
                                                                                 -------              -------
            End of period                                                   $      2,293        $       1,710
                                                                               =========            =========
            Non-cash transactions:
                       Stockholder loan                                     $      2,050                   --
                       Beneficial conversion feature-preferred stock        $      1,406        $          --
                       Beneficial conversion charge-preferred stock         $     (1,406)       $          --
                       Dividends attributable to preferred stock            $     (1,035)       $          --


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

In June 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. We will adopt SFAS No. 142 for its fiscal year beginning February 3, 2002. Upon adoption of SFAS 142, we will stop our amortization of goodwill that is expected to have a net carrying value of approximately $4,560,000 at February 2, 2002 and annual amortization of $215,000 that resulted from business combinations initiated prior to the adoption of SFAS 141, Business Combinations. We will evaluate goodwill under the SFAS 142 transitional impairment test and have not yet determined whether or not there is an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

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

As of November 3, 2001, we believe we were in compliance with the covenants under the credit facility, and we had outstanding $33.5 million in loans (net of debt issuance costs of $2.7 million) and $5.7 million in outstanding letters of credit. The credit facility expires on June 30, 2003. The fair value of the warrants was calculated using the Black-Scholes method and was estimated at $0.3 million. The following assumptions were used in our calculation as of November 3, 2001: expected life of 30 months, stock volatility considered to be 20%, risk free interest rate of 3.8%, and no dividends during the expected term. The warrants expire on September 27, 2005.

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

                                    Three Months Ended                                  Nine Months Ended
Net Sales                 Nov. 3, 2001              Oct. 28, 2000            Nov. 3, 2001              Oct. 28, 2000
Shares of common            2,852,640                  1,882,739               2,061,170                  1,799,030
stock subject to
outstanding
options

Shares of common              550,000                    550,000                 550,000                    550,000
stock subject to
outstanding
warrants

Shares of common            7,500,000                          0               5,825,323                          0
stock reserved
for conversion of
the Series A
preferred stock

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

Financial information for our business segments is as follows (dollars in thousands):

                                                  Third Quarter                   Year-to-Date
                                              2001            2000          2001             2000
Sales:
     Retail                               $   68,951      $   76,189    $    202,371     $    208,612
     Direct-to-customer                        6,551           4,984          19,664           12,983
     Furniture                                 3,176           4,094          12,820           15,002
     Intersegment                             (3,174)         (4,020)        (12,780)         (14,023)
     Total sales                          $   75,504      $   81,247    $    222,075     $    222,574

                                                         Third Quarter                    Year-to-Date
                                                     2001             2000           2001             2000
Income/(loss) from operations
            Retail                              $     (1,388)     $      3,872   $      1,936     $     13,925
            Direct-to-customer                          (637)              268           (460)             225
            Furniture                                   (647)             (350)          (605)            (264)
            Unallocated                               (9,973)          (10,450)       (29,784)         (31,069)
            Intersegment income (loss) from              142              (130)          (827)          (1,005)
            operations
Consolidated loss from operations               $    (12,503)     $     (6,790)  $    (29,740)    $    (18,188)





6. MARCH PREFERRED STOCK PRIVATE PLACEMENT

In late March 2001, we entered into an Amended and Restated Series A and B Preferred Stock Purchase Agreement (the Preferred Stock Purchase Agreement) dated as of March 21, 2001, pursuant to which we issued 6,820 shares of Series A preferred stock and 8,180 shares of Series B preferred stock, each for $1,000 per share, for net proceeds to us of approximately $13.5 million after accounting for expenses relating to the transaction. Under the terms of the Certificate of Designation of the Series A and Series B (the Certificate of Designation), the Series B automatically converted on a one for one basis into Series A at such time as a majority of our stockholders approved the conversion. At the annual meeting of stockholders held on July 11, 2001, the conversion feature of the Series B preferred stock was approved, and accordingly all 8,180 outstanding shares of Series B preferred stock were converted into Series A preferred stock. Further, under the terms of the Certificate of Designation, if our board of directors declares a dividend, each share of Series A preferred stock is entitled to dividends at the rate of $100 per share per annum. Such dividends are cumulative and deemed to have accrued from the original date of issuance of the Series A preferred stock for purposes of: a) the exercise of our redemption rights, b) the exercise of the redemption rights of the holders of Series A preferred stock in connection with our conversion rights and c) for the determination of the liquidation preferences of the holders of the Series A preferred stock. Such dividends shall not be deemed to be cumulative and shall not be deemed to have so accrued upon any conversion of the Series A preferred stock into common stock. We shall not pay or declare any dividend on any common stock or any of our other securities that are junior to the Series A preferred stock during any fiscal year unless and until full dividends on the Series A preferred stock are declared and paid for such fiscal year. Net loss to common stockholders for the first nine months of 2001 includes accretion of approximately $1,035,000 for cumulative dividends to the holders of Series A preferred stock.

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

9. SUBSEQUENT EVENT -- $17.5 MILLION COMMON STOCK FINANCING

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

10. RESTATEMENT

Subsequent to the issuance of the Company's condensed consolidated financial statements for the period ended November 3, 2001, the Company's management determined that a change in its revenue recognition policy for furniture sales should have been made as of January 30, 2000 in order to comply with Securities and Exchange Commission Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, ("SAB101"). Previously, the Company's policy was to recognize sales of furniture delivered to the customer as revenue when shipped. The Company should have changed this policy effective January 30, 2000, in accordance with SAB 101, to recognize such sales as revenue at the time of customer receipt. The Company's management has also determined that there was a miscalculation of weighted average shares outstanding for the three months and nine months ended November 3, 2001. In addition, the Company determined that the tax benefit receivable included in current assets should have been presented as deferred tax assets and classified as other long term assets. As a result, the condensed consolidated financial statements as of and for the three months and nine months ended November 3, 2001 and October 28, 2000 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is a follows:

(In Thousands, except per share amounts)
                                                                     As of                                  As of
                                                                November 3, 2001                      October 28, 2000
                                                        As Previously                          As Previously
                                                           Reported        As Restated           Reported         As Restated
Merchandise inventories                                    $ 103,918         $ 105,917          $ 100,380         $ 102,090
Prepaid expenses                                              11,129            12,150              9,267             9,267
Tax benefit receivable                                        13,541                --              9,165                --
Total current assets                                         135,621           125,100            128,024           120,569
Other long term assets                                         7,174            20,378              3,990            13,838
Deferred revenue                                                  --             3,619                 --             3,449
Other current liabilities                                      7,317             7,324              5,175             5,175
Accumulated deficit                                         (39,160)          (39,954)           (24,312)          (25,352)
Total stockholders' equity                                    83,354            82,411             70,572            69,516

                                                                 3 Months Ended                      3 Months Ended
                                                                 November 3, 2001                    October 28, 2000
                                                         As Previously                         As Previously
                                                            Reported        As Restated          Reported         As Restated
Net sales                                                   $ 76,614          $ 75,504           $ 80,952          $ 81,247
Cost of sales and occupancy                                   60,628            60,129             60,544            60,832
Gross profit                                                  15,986            15,375             20,408            20,415

Loss from operations                                         (11,892)          (12,503)            (6,797)           (6,790)
Loss before income taxes                                     (12,383)          (12,994)            (8,691)           (8,684)
Income tax benefit                                             4,456             4,676              3,568             3,565
Net income (loss)                                             (7,927)           (8,318)            (5,123)           (5,119)
Loss available to common
stockholders                                                  (8,302)           (8,693)            (5,123)           (5,119)
Net loss per share to common shareholders:
     Basic and diluted before cumulative
      effect of change in accounting
      principle                                                (0.35)            (0.36)             (0.30)            (0.30)
          Cumulative effect of change
           in accounting principle                                --                --                 --                --
     Basic and diluted loss per share                          (0.35)            (0.36)             (0.30)            (0.30)
Weighted average shares basic and diluted                     23,852            23,844             17,074            17,074

(in thousands, except per share amounts)
                                                                 9 Months Ended                      9 Months Ended
                                                                November 3, 2001                    October 28, 2000
                                                         As Previously                        As Previously
                                                            Reported        As Restated          Reported        As Restated
Net sales                                                   $ 219,296        $ 222,075          $ 222,851         $ 222,574

Cost of sales and occupancy                                   173,325          175,270            165,966           166,039

Gross profit                                                   45,970           46,805             56,885            56,535

(Loss) from operations                                        (30,575)         (29,740)           (17,838)          (18,188)
(Loss) before income taxes                                    (34,453)         (33,618)           (21,762)          (22,112)

Income tax benefit                                             12,403           12,095              8,926             9,039
Loss before cumulative effect
of change in accounting principle                             (22,050)         (21,523)           (12,836)          (13,073)
Cumulative effect of change in
accounting principle                                               --               --                 --              (819)
Net (loss)                                                    (22,050)         (21,523)           (12,836)          (13,892)
Net (loss) available to common
stockholders                                                  (24,491)         (23,964)           (12,836)          (13,892)
Net loss per common share - basic and diluted
      Before cumulative effect of change in
      accounting principle                                      (1.22)           (1.10)             (0.75)            (0.77)
      Cumulative effect of change in
      accounting principle                                          -                -                  -             (0.05)
      Net loss per share                                        (1.22)           (1.10)             (0.75)            (0.82)
Weighted average shares basic and diluted                      20,017           21,735             17,018            17,018




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the effects of the restatement of our condensed consolidated financial statements for the three and nine month periods ended November 3, 2001 and October 28, 2000. See Note 10 to the condensed consolidated financial statements for further discussion of this matter.

RESULTS OF OPERATIONS

THE THREE MONTHS (THIRD QUARTER) ENDED NOVEMBER 3, 2001 AS COMPARED TO THE THREE MONTHS (THIRD QUARTER) ENDED OCTOBER 28, 2000 AND THE NINE MONTHS (YEAR-TO-DATE) ENDED NOVEMBER 3, 2001 AS COMPARED TO THE NINE MONTHS (YEAR-TO-DATE) ENDED OCTOBER 28, 2000

Net Sales

    Net sales consist of the following components (dollars in thousands):

                          3rd Quarter 2001         3rd Quarter 2000          Year-to-date 2001           Year-to-date 2000
                        Amount        % Total     Amount       % Total      Amount        % Total       Amount        % Total
Retail                $ 68,951          91.3%   $ 76,189          93.8%   $ 202,371          91.1%   $ 208,612          93.7%
Direct-to-customer       6,551           8.7%      4,984           6.1%      19,664           8.9%      12,983           5.9%
Michaels                     2           0.0%         74           0.1%          40           0.0%         979           0.4%
      TOTAL SALES       75,504         100.0%     81,247         100.0%     222,075         100.0%     222,574         100.0%



Net sales for the third quarter of fiscal 2001 decreased $5.7 million, or 7.1%, over net sales for the third quarter of fiscal 2000. The decrease in net sales is principally due to weak comparable store sales and markdown activity in our retail division to clear unproductive and discontinued merchandise, partially off-set by increased sales in our direct-to-customer division. We have succeeded in completing a key part of our repositioning strategy by marking down and selling through a significant portion of our underperforming and discontinued products and have been pleased with recent sales trends, as discussed below.

Year-to-date sales decreased $0.5 million, or 0.2%, as compared to the same period of the prior year. The decrease in net sales is principally due to weak comparable store sales in our retail division, partially off-set by increased sales in our direct-to-customer division.

As of November 3, 2001, we operated 104 stores in 31 states, the District of Columbia and in Canada as compared to 105 stores as of October 28, 2000.

Retail Sales (dollars in thousands)

                                                Third Quarter   Third Quarter    Year-to-date    Year-to-date
                                                    2001             2000            2001            2000
Retail sales                                       $ 68,951        $ 76,189        $ 202,371      $ 208,612
Retail growth percentage                               (9.5)%          24.0%            (3.0)%         24.4%
Comparable store sales growth                         (10.8)%          (1.7)%           (9.3)%         (5.3)%
Number of stores at period beginning                    104              98              106             93
Store openings                                            -               7                1             12
Store closings                                            -               -              (3)              -
Number of stores at period end                          104             105              104            105
Average selling sq. ft. per store                     6,567           6,614            6,567          6,614
Store selling sq. ft. at period end                 682,936         694,512          682,936        694,512





Retail sales in the third quarter of fiscal 2001 decreased 9.5% as compared to the same period of the prior year, primarily due to weak comparable store sales and markdown activity to clear unproductive and discontinued merchandise. Comparable store sales decreased 10.8% for the third quarter of fiscal 2001. However, it is important to note the trends during the quarter: Comparable store sales decreased 4.6% in fiscal August and 18.4% in fiscal September, as compared to the respective periods in the prior fiscal year. In October, comparable store sales decreased only 0.8% as compared to the same fiscal period of the prior year. We believe that this trend reflects the negative impact of the events of September 11, and increasing consumer acceptance of our product offering as the quarter progressed. Comparable store sales are defined as sales from stores whose gross square footage did not change by more than 20% in the previous 12 months and which have been open at least 12 full months. Stores generally become comparable in their 14th full month of operation. In any given period, the set of stores comprising comparable stores may be different from the set of the comparable stores in the previous period, depending on when stores were opened.

Retail sales for the first nine months of fiscal 2001 decreased 3.0% as compared to the same period of the prior year primarily as a result of weak comparable store sales. We opened one new store in the first nine months of fiscal 2001 and closed 3 stores, as compared to 12 new store openings and no store closings in the first nine months of fiscal 2000. We will not open any additional stores in fiscal 2001.

Direct-to-Customer

Direct-to-customer sales consist of catalog and e-commerce sales. Net direct-to-customer sales in the third quarter of fiscal 2001 increased $1.6 million, or 31.4%, as compared to the third quarter of fiscal 2000. Total catalogs mailed in the third fiscal quarter of 2001 increased to 4.1 million, as compared to 3.1 million for the same period of the prior year. Circulation of our catalogs to non-trade areas decreased 23.9% in the third quarter of 2001. In addition, we mailed 2.2 million catalogs into our retail trade areas in the third quarter of 2001, an increase of 1.6 million from the prior year. This included 1.4 million 80 page catalogs, featuring our fall lighting sale. Management believes that the strategy of mailing catalogs into retail trade areas increases customer traffic in our stores and enhances the overall brand image.

Direct-to-customer sales for the first nine months of fiscal 2001 increased 51.5% as compared to the same period of fiscal 2000. Total catalogs mailed in the first nine months of fiscal 2001 increased to 11.6 million, as compared to
5.8 million for the same period of the prior year. However, circulation of our catalogs to non-trade areas increased 16.4% in the first nine months of fiscal 2001. In addition, we mailed 3.9 million catalogs into our retail trade areas in the first nine months of fiscal 2001, an increase of 2.8 million from the same period of the prior year.

Furniture Sales

Furniture sales consist of Michaels' sales to external customers. Over the past 3 years, we have virtually eliminated Michaels' external sales to third-party customers so as to be able to increase production capacity for our stores and direct-to-customer businesses.

COST OF SALES AND OCCUPANCY

Cost of sales and occupancy expenses expressed as a percentage of net sales increased to 79.6% in the third quarter of fiscal 2001 from 74.9% in the third quarter of fiscal 2000. The deterioration is principally attributable to the markdown activity associated with clearing unproductive and discontinued inventories. As of the end of the third quarter of fiscal 2001, the majority of unproductive and discontinued inventories had been eliminated, and gross margins were beginning to return to historical levels.

Year-to-date, cost of goods sold and occupancy expenses increased to 78.9% from 74.6% in the same period of the previous year, primarily as a result of clearance activity associated with the repositioning of our business.

SELLING, GENERAL AND ADMINISTRATIVE

Expressed in dollars, selling, general and administrative expenses increased approximately $673,000 in the third quarter of 2001, to $27.9 million from $27.2 million in the third quarter of fiscal 2000. The increase is principally attributable to increases in home office expense and advertising expense in the direct-to-customer division, partially offset by decreases in expenses in the retail division. For the first nine months of fiscal 2001, selling, general and administrative expenses increased approximately $1.8 million, to $76.5 million from $74.7 million in the first nine months of fiscal 2000. The increase is principally attributable to increases in advertising expense in the direct-to-customer division, partially offset by expense reductions in the retail division.

Selling, general and administrative expenses expressed as a percentage of net sales increased to 36.9% in the third quarter of fiscal 2001 from 33.5% in the third quarter of fiscal 2000, principally as a result of the expense increases discussed above and weak comparable store sales. For the first nine months of fiscal 2001, selling, general and administrative expenses increased to 34.5% of sales from 33.6% of sales for the same period of the previous year, also as a result of the expense increases discussed above and weak comparable store sales.

INTEREST AND OTHER EXPENSE, NET

Interest and other expense, which includes amortization of debt issuance costs, decreased $1.4 million, to $491,000 in the third quarter of fiscal 2001 from $1.9 million in the third quarter of fiscal 2000. Interest and other expense in the third quarter of 2001 includes a non-cash credit of $516,000 related to a mark to market of the 550,000 warrants for common stock outstanding. Average debt outstanding decreased to $26.5 million for the third quarter of fiscal 2001, as compared to $54.7 million in the third quarter of fiscal 2000.

Year-to-date, interest and other expense for the first nine months of fiscal 2001 remained essentially flat, as compared to the prior year, at $3.9 million. Average debt outstanding decreased to $25.6 for the first nine months of fiscal 2001 from $48.8 million for the first nine months of fiscal 2000, primarily as a result of the March preferred stock and May common stock financings. For the first nine months of fiscal 2001, the interest savings from this reduction in average debt was principally offset by increased amortization of debt issuance costs as compared to the same period of the prior year, and a non-cash charge of $257,000 related to the mark to market of the outstanding 550,000 warrants for common stock.

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

As discussed in footnote 9, on November 6, 2001 we completed a private placement sale of 4,487,178 shares of our common stock at $3.90 per share, resulting in aggregate proceeds of approximately $17.5 million. The proceeds were used to pay down our revolving line of credit.

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

FLUCTUATIONS IN COMPARABLE STORE SALES MAY CAUSE OUR REVENUES AND OPERATING RESULTS FROM PERIOD TO PERIOD TO VARY.

A variety of factors affect our comparable store sales including, among other things, the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise mix, promotional events, the impact of competition and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past, and we believe that such fluctuations may continue. Our comparable store net sales decreased 1% in fiscal 2000, and increased 0.8% in fiscal 1999 and increased 12.3% in fiscal 1998. Comparable store sales decreased 10.8% for the third quarter of the fiscal year ending February 2, 2002. Past comparable store sales results may not be indicative of future results. As a result, the unpredictability of our comparable store sales may cause our revenues and operating results to vary quarter to quarter, and an unanticipated decline in revenues may cause our stock price to fluctuate.

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

WE ARE DEPENDENT ON EXTERNAL FUNDING SOURCES WHICH MAY NOT MAKE AVAILABLE TO US SUFFICIENT FUNDS WHEN WE NEED THEM.

We, like other emerging-growth retailers, rely significantly on external funding sources to finance our operations and growth. Any reduction in cash flow from operations could increase our external funding requirements to levels above those currently available to us. While we currently have in place an $85.0 million credit facility, the amount available under this facility is typically much less than the $85.0 million stated maximum limit of the facility because the availability of eligible collateral for purposes of the borrowing base limitations in the credit facility usually reduces the overall credit amount otherwise available at any given time. We currently believe that the combination of the March 2001 preferred stock financing, the May and November 2001 common stock financings, our cash flow from operations and funds available under our credit facility will satisfy our capital requirements for at least the next 12 months. However, continued weakening of, or other adverse developments concerning, our sales performance or adverse developments concerning the availability of credit under our credit facility due to covenant limitations or other factors, could limit the overall availability of funds to us. In particular, we may experience cash flow shortfalls in the future and any increase in external funding required by these shortfalls may not be available to us.

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

CHANGES IN GENERAL ECONOMIC CONDITIONS AFFECT CONSUMER SPENDING AND MAY SIGNIFICANTLY HARM OUR REVENUES AND RESULTS OF OPERATIONS.

We believe that there currently is a general trend in the economy of weakening retail sales, and we further believe that we may continue to be hurt by this trend. In particular, a weakening environment for retail sales could adversely affect consumer interest in our major product lines. Our comparable store net sales decreased 1% for the fiscal year ended February 3, 2001. Our third quarter sales for the fiscal year ending February 2, 2002 decreased 7.1% from the same period of the prior year. Additionally, in fiscal years 2000 and 1999 we were not profitable. The success of our business depends to a significant extent upon the level of consumer spending, and a number of economic conditions affect the level of consumer spending on merchandise that we offer, including, among other things, the general state of the economy, general business conditions, the level of consumer debt, interest rates, taxation and consumer confidence in future economic conditions. More generally, reduced consumer confidence and spending may result in reduced demand for our products and limitations on our ability to increase prices. They also may require increased levels of selling and promotional expenses. Adverse economic conditions and any related decrease in consumer demand for discretionary items such as those offered by us, could have a material adverse effect on our business, results of operations and financial condition.

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

OUR COMMON STOCK PRICE MAY BE VOLATILE.

The market price of our common stock has fluctuated significantly in the past, and is likely to continue to be highly volatile. In addition, the trading volume in our common stock has fluctuated, and significant price variations can occur as a result. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. In addition, the U.S. equity markets have, from time to time, experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of emerging-growth companies. These broad market fluctuations may materially adversely affect the market price of our common stock in the future. Such variations may be the result of changes in the trading characteristics that prevail in the market for our common stock, including low trading volumes, trading volume fluctuations and other similar factors that are particularly common among highly volatile securities of emerging-growth companies. Variations also may be the result of changes in our business, operations or prospects, announcements or activities by our competitors, new contractual relationships with key suppliers or manufacturers by us or our competitors, proposed acquisitions by us or our competitors, financial results that fail to meet public market analysts' expectations, changes in stock market analysts' recommendations regarding us, other retail companies or the retail industry in general, and domestic and international market and economic conditions.

FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW EQUITY OFFERINGS.

We cannot predict the effect, if any, that future sales of shares of our common stock or the availability for future sale of shares of our common stock or securities convertible into or exercisable for our common stock will have on the market price of our common stock prevailing from time to time. For example, in connection with our May 2001 common stock financing, we filed a registration statement on Form S-3 with the Securities and Exchange Commission on June 1, 2001 to register approximately 4.5 million shares of our common stock acquired by the investors in the financing. The registration statement became effective on July 6, 2001. Additionally, in connection with our March 2001 preferred stock financing, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register up to 6,875,000 shares of our common stock issued, or to be issued upon the conversion of our Series A preferred stock, to the investors in the financing. And, in connection with our November 2001 common stock financing, we filed a registration statement on Form S-3, with the Securities and Exchange Commission to register 4,487,178 shares of our common stock issued to the investors in the financing. Sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement or under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options or warrants, or the conversion of our preferred stock, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our common stock and could materially impair our future ability to raise capital through an offering of equity securities.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q/A (Amendment No. 1) contains forward looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include statements as to our plans to open additional stores, the results of strategic initiatives, our working capital and capital expenditure needs, the impact of competition and other statements containing words such as believes, anticipates, estimates, expects, may, intends, and words of similar import or statements of management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause the actual results, market performance or our achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, changes in economic or business conditions in general, changes in product supply, fluctuations in comparable store sales, limitations resulting from restrictive covenants in our credit facility, failure to anticipate changes in consumer trends, loss of key vendors, changes in the competitive environment in which we operate, competition for and the availability of sites for new stores, changes in our management information needs, changes in management, failure to raise additional funds when required, changes in customer needs and expectations, governmental actions and consequences stemming from terrorist activities in the United States. We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.


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

                                      Restoration Hardware, Inc.
Date:   May 3, 2002                   By: /s/ GARY G. FRIEDMAN
                                      Gary G. Friedman
                                      President and Chief Executive Officer

Date:   May 3, 2002                   By: /s/ KEVIN W. SHAHAN
                                      Kevin W. Shahan
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                       DOCUMENT DESCRIPTIONS
3.1      Amended and Restated Certificate of Incorporation(1)
3.2      Bylaws, as amended to date(2)
4.1      Reference is made to Exhibit 3.1
4.2      Reference is made to Exhibit 3.2
4.3      Specimen Common Stock Certificate(1)
4.4      Specimen Series A Preferred Stock Certificate(3)
4.5      Specimen Series B Preferred Stock Certificate(3)
4.6      Certificate of Designation of Series A and Series B Preferred Stock(3)
4.7      Amended and Restated Series A and B Preferred Stock Purchase Agreement dated as of March 21, 2001, by and among
         Restoration Hardware, Inc. and the investors named therein.(4)
4.8      Amended and Restated Investor Rights Agreement, dated as of March 21, 2001, by and among Restoration Hardware, Inc.
         and the investors named therein(5)
4.9      Consent and Waiver Regarding Additional Financing(6)
10.41    Amended and Restated 1998 Stock Incentive Plan(7)
10.42    Form of Non-Plan Notice of Grant of Stock Option and Stock Option Agreement(8)


(1) Incorporated by reference to the exhibit with the same number filed with the registrant's Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-51027), filed with the Securities and Exchange Commission on June 2, 1998.

(2) Incorporated by reference to the exhibit with the same number filed with the registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998, filed with the Securities and Exchange Commission on December 15, 1998.

(3) Incorporated by reference to the exhibit with the same number filed with the registrant's Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2001.

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

(7) Incorporated by reference to the exhibit with the exhibit number 99.1 filed with the registrant's registration statement on S-8 filed with the Securities and Exchange Commission on October 26, 2001.

(8)      Previously filed.