Form 10-K
period 2002-02-02
RESTORATION HARDWARE INC
filed 2002-05-03
CIK 863821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended FEBRUARY 2, 2002

Commission file number 000-24261

RESTORATION HARDWARE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	68-0140361
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

15 KOCH ROAD, SUITE J CORTE MADERA, CALIFORNIA	94925
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (415) 924-1005

Securities registered pursuant to section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to section 12(g) of the Act:

COMMON STOCK, $.0001 PAR VALUE

(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     The aggregate market value of common stock held by non-affiliates of the registrant was approximately $171,499,690 as of April 23, 2002 based upon the closing price of the registrant’s common stock on The Nasdaq National Market reported for April 23, 2002. Shares of common stock held by each executive officer and director and by each person who on that date beneficially owned more than 5% of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

     29,709,356 shares of the registrant’s $.0001 par value common stock were outstanding on April 23, 2002.

This annual report on Form 10-K contains forward-looking statements that are based on the beliefs of, and estimates made by and information currently available to, our management. The words “expect,” “anticipate,” “intend,” “plan” and similar expressions identify forward-looking statements. These statements are subject to risks and uncertainties. Actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in “Factors That May Affect Our Future Operating Results” and elsewhere in this annual report on Form 10-K. We assume no obligation to update this information.

Documents incorporated by reference: portions of the registrant’s proxy statement for its 2002 annual meeting of stockholders are incorporated by reference.

PART I

ITEM 1. BUSINESS

GENERAL

     Our company, Restoration Hardware, Inc., together with our subsidiaries, is a specialty retailer of home furnishings, functional and decorative hardware and related merchandise that reflects our classic and authentic American point of view. We market our merchandise through retail locations, mail order catalogs and on the worldwide web at www.restorationhardware.com. Our merchandise strategy and our stores’ architectural style create a unique and attractive selling environment designed to appeal to an affluent, well educated 35 to 60 year old customer. We operated 104 stores in 31 states, the District of Columbia and in Canada at February 2, 2002. We operate on a 52 — 53 week fiscal year ending on the Saturday closest to January 31. The 2001 fiscal year was a 52-week year and ended on February 2, 2002.

     In addition to our retail stores, we operate a direct-to-customer sales channel which includes both catalog and Internet, and a wholly-owned furniture manufacturer.

     We commenced business more than 20 years ago as a purveyor of fittings and fixtures for older homes. Since then, we have evolved into a unique home furnishings retailer offering consumers an array of distinctive, high quality and often hard-to-find merchandise. We display our broad assortment of merchandise in an architecturally inviting setting. We believe that we create an attractive and entertaining environment in our stores by virtue of our eclectic product mix, which includes classic, high-quality furniture, lighting, home furnishings, premium-positioned home textiles and functional and decorative hardware. Integral to the shopping experience, most product displays are complemented by our unique in-store signage program, which provides historical, anecdotal and sometimes nostalgic descriptions of products.

     In 2001 we developed and initiated a repositioning plan for the company. The central component of this plan was the launch of a new merchandising strategy targeted for April 2002, which included the introduction of a number of new merchandise offerings, adjustment of overall product mix, and remodeling of our stores in order to best present the new merchandise. Other key elements of the plan included strengthening our balance sheet, upgrading the management team, eliminating under-performing products and reducing the overall number of items in the merchandise assortment, closing under-performing stores, and growing our direct-to-customer business. Over the course of 2001 substantial progress was made in each of these areas.

     In the first quarter of 2002 we have introduced premium-positioned home textiles and new bath hardware collections, as well as completed the remodeling of our stores. Also in connection with our repositioning plan, in April 2002 we redesigned our catalog and website to enhance the overall customer experience.

RETAIL STORES

Merchandising Mix

     We offer a broad but carefully edited selection of merchandise that provides a consistent point of view throughout our stores. Our collection of merchandise, not traditionally found in a single store environment, includes classic American-styled furniture, home furnishings, lighting, functional and decorative hardware, premium-positioned home textiles and discovery items. Our merchandise mix also includes proprietary products and hard-to-find products selected from non-traditional distribution channels that appear unique to our customers.

     The percentage of total revenue contributed by major merchandising categories is as follows:

	2001	2000	1999

Home furnishings	45%	45%	59%
Hardware and accessories	55%	55%	41%

Product Selection, Purchasing and Sourcing

     We make merchandise purchases from over 460 vendors. These vendors include major domestic manufacturers, specialty niche manufacturers and importers. We maintain agents in China, England, France, Japan, India, Portugal and Eastern Europe, and our merchandising team travels to Asia and Europe in search of new products. By sourcing products offshore, we seek to achieve increased buying effectiveness and ensure exclusivity for a portion of our product line. In many instances, we also work closely with our vendors to develop products which are unique to us.

DIRECT-TO-CUSTOMER — CATALOG AND INTERNET

     Our catalog business complements our retail business by building customer awareness of a concept, increasing customer traffic in our stores, enhancing brand image and acting as an effective advertising vehicle. In addition, we maintain a website, www.restorationhardware.com, designed to sell our products, promote consumer awareness of Restoration Hardware and generate store traffic.

     In fiscal 2001, we distributed approximately 20.5 million catalogs as compared to approximately 12 million catalogs in fiscal 2000. We mail catalogs to persons with demographic profiles similar to those of our retail customers and who also possess previous mail order purchase histories. In fiscal 2001, approximately 65% of catalogs were circulated to past customers, and the remaining catalogs were mailed to prospects. These prospects were obtained primarily from customer lists of other high-end mail order companies sharing similar customer demographics. We out-source the fulfillment aspects of the business, including telemarketing, customer service and distribution, to a third party located in Portland, Tennessee.

     We believe our catalog is a key resource to further market our brand to both retail customers and customers outside of the retail trade areas.

THE MICHAELS FURNITURE COMPANY, INC.

     Purchased by Restoration Hardware in 1998, Michaels offers a line of furniture for the home and office. Specific product lines include living room, bedroom, dining room, home office and accessory items. Inter-company sales to Restoration Hardware represented virtually all of Michaels’ total sales during the fiscal year ended February 2, 2002 and this trend is expected to continue. Michaels is located in Sacramento, California.

MANAGEMENT INFORMATION SYSTEMS

     Our retail management information systems include fully integrated store, merchandising, distribution and financial systems. We utilize STS Systems for our point-of-sale, merchandise management and warehouse management systems, and rely on STS for software support. Recently we implemented a new e-commerce application and upgraded our merchandise analysis tool.

COMPETITION

     The retail market is highly competitive. We compete against a diverse group of retailers ranging from specialty stores to traditional furniture stores and department stores. Our product offerings also compete with a variety of national, regional and local retailers. We also compete with these and other retailers for customers, suitable retail locations, suppliers and qualified employees and management personnel. Many of our competitors have significantly greater financial, marketing and other resources. Moreover, increased competition may result, and has resulted, in potential or actual litigation between us and our competitors relating to such activities as competitive sales and hiring practices, exclusive relationships with key suppliers and manufacturers and other matters. As a result, increased competition may adversely affect our financial performance, and we cannot assure you that we will be able to compete successfully in the future.

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

TRADEMARKS

     We have registered our trademark “Restoration Hardware” in the United States, Mexico and Canada.

EMPLOYEES

     At February 2, 2002, we had approximately 1,500 full-time employees and 1,700 part-time employees. We consider our employee relations to be good. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced any work stoppage.

Factors that may affect our future operating results

We may not be able to successfully anticipate changes in consumer trends and our failure to do so may lead to loss of sales revenues and the closing of under-performing stores.

Our success depends on our ability to anticipate and respond to changing merchandise trends and consumer demands in a timely manner. Moreover, our new management team has adopted a repositioning strategy for the company which includes redefining and redirecting the focus of our stores, remodeling our stores, increasing our direct-to-customer business, and implementing a new merchandising strategy which involves introducing a variety of new merchandise offerings, as well as adjusting the overall mix of our product offerings. We have incurred and continue to incur, substantial costs in implementing this repositioning strategy. This repositioning strategy may create a number of significant challenges for us. If, for example, we misjudge market trends, we may significantly overstock unpopular products and be forced to take significant inventory markdowns, which would have a negative impact on our operating results. Conversely, shortages of popular items could result in loss of sales revenues and have a material adverse effect on our operating results. Moreover, the substantial costs we have incurred in implementing our repositioning strategy may not generate a corresponding increase in profits to our business.

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

In fiscal year 2001, we closed three underperforming stores. We anticipate closing an additional six to eight underperforming stores through 2004. A material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise trends and consumer demands may require us to close additional under-performing stores. The closure of such stores would subject us to additional costs including, but not limited to, employee severance costs, charges in connection with the impairment of assets and costs associated with the disposition of outstanding lease obligations.

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

In addition, we have recently incurred significant costs to implement a new e-commerce application and upgrade our merchandise analysis tools. However, we cannot assure you that these changes and the substantial costs we incurred to effect these changes will generate a corresponding financial return for our business.

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

We expend a large amount of our available funds on advertising in advance of a particular season. Moreover, our advertising costs for the past three fiscal years have increased from approximately $11.2 million per year to approximately $16.1 million per year, and we expect to continue to increase our advertising expenditures in fiscal 2002. As a result, if we misjudge the directions or trends in our market, we may expend large amounts of our cash on advertising that generates little return on investment, which would have a negative effect on our operating results. During the last three fiscal years, our advertising costs have increased while our overall revenues have declined. Accordingly, we have spent increasing cash on advertising without achieving overall revenue increases and, if this trend were to continue, it would have a negative impact on our operating results.

Our quarterly results fluctuate due to a variety of factors and are not a meaningful indicator of future performance.

Our quarterly results have fluctuated in the past and may fluctuate significantly in the future, depending upon a variety of factors, including, among other things, the mix of products sold, the timing and level of markdowns, promotional events, store openings, closings, remodels or relocations, shifts in the timing of holidays, timing of catalog releases or sales, competitive factors and general economic conditions. Accordingly, our profits or losses may fluctuate. Moreover, in response to competitive pressures, we may take certain pricing or marketing actions that could have a material adverse effect on our business, financial condition and results of operations. Therefore, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and cannot be relied upon as indicators of future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, the market price of our securities would likely decline.

Fluctuations in comparable store sales may cause our revenues and operating results from period to period to vary.

A variety of factors affect our comparable store sales including, among other things, the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise mix, promotional events, the impact of competition and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past, and we believe that such fluctuations may continue. Our comparable store sales decreased 4.6% in fiscal 2001, decreased 1% in fiscal 2000, and increased 0.8% in fiscal 1999. Past comparable store sales results may not be indicative of future results. As a result, the unpredictability of our comparable store sales may cause our revenues and operating results to vary quarter to quarter, and an unanticipated decline in revenues may cause our stock price to fluctuate.

We depend on a number of key vendors to supply our merchandise and provide critical services, and the loss of any one of our key vendors may result in a loss of sales revenues and significantly harm our operating results.

We make merchandise purchases from over 460 vendors. Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. Although we have many sources of merchandise, two of our vendors, Mitchell Gold, a manufacturer of upholstered furniture, and Robert Abbey Inc., a manufacturer of table and floor lamps, together accounted for approximately 19% of our aggregate merchandise purchases in the fiscal year ended February 2, 2002. In addition, our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have limited the distribution of their merchandise in the past. We have no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products, and any vendor or distributor could discontinue selling to us at any time. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future, or be able to develop relationships with new vendors to expand our options or replace discontinued vendors. Our inability to acquire suitable merchandise in the future or the loss of one or more key vendors and our failure to replace any one or more of them may have a material adverse effect on our business, results of operations and financial condition.

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

The distribution functions for our stores are currently handled from our facilities in Hayward and Tracy, California and Baltimore, Maryland. Any significant interruption in the operation of any of these facilities may delay shipment of merchandise to our stores and customers, damage our reputation or otherwise have a material adverse effect on our financial condition and results of operations. Moreover, a failure to successfully coordinate the operations of these facilities also could have a material adverse effect on our financial condition and results of operations.

We are dependent on external funding sources which may not make available to us sufficient funds when we need them.

We, like other emerging-growth retailers, rely significantly on external funding sources to finance our operations and growth. Any reduction in cash flow from operations could increase our external funding requirements to levels above those currently available to us. While we currently have in place an $80.0 million credit facility, the amount available under this facility is typically much less than the

$80.0 million stated maximum limit of the facility because the availability of eligible collateral for purposes of the borrowing base limitations in the credit facility usually reduces the overall credit amount otherwise available at any given time. We currently believe that the combination of the March 2001 preferred stock financing, the May and November 2001 common stock financings, our cash flow from operations and funds available under our credit facility will satisfy our capital requirements for at least the next 12 months. However, continued weakening of, or other adverse developments concerning, our sales performance or adverse developments concerning the availability of credit under our credit facility due to covenant limitations or other factors could limit the overall availability of funds to us.

In particular, we may experience cash flow shortfalls in the future and we may require additional external funding. However, we cannot assure you that we will be able to raise funds on favorable terms, if at all, or that future financing requirements would not be dilutive to holders of our capital stock. In the event that we are unable to obtain additional funds on acceptable terms or otherwise, we may be unable or determine not to take advantage of new opportunities or take other actions that otherwise may be important to our operations. Additionally, we may need to raise additional funds in order to take advantage of unanticipated opportunities. We also may need to raise additional funds to respond to changing business conditions or unanticipated competitive pressures. If we fail to raise sufficient funds, we may be required to delay or abandon some of our planned future expenditures or aspects of our current operations.

Because our business requires a substantial level of liquidity, we are dependent upon a credit facility with numerous restrictive covenants that limit our flexibility.

Our business requires substantial liquidity in order to finance inventory purchases, the employment of sales personnel for the peak holiday period, publicity for the holiday buying season and other similar advance expenses. In addition, other activities such as expenses of our direct-to-customer business may require additional capital expenditures. We currently have in place a credit facility with a syndicate of lenders, which includes, among others, Fleet Capital Corporation. The facility provides for an overall commitment of $80.0 million, of which $20.0 million is available for letters of credit. Over the past several years, we have entered into numerous modifications of this credit facility, primarily to address changes in the covenant requirements to which we are subject.

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

As of February 2, 2002, we had no debt outstanding under our credit facility. However, we expect to draw upon the credit facility in the future. If we do, failure to comply with the terms of the credit facility would entitle the secured lenders to foreclose on our assets, including our accounts receivable, inventory, general intangibles, equipment, goods, fixtures and chattel paper. The secured lenders would be repaid from the proceeds of the liquidation of those assets before the assets would be available for distribution to other creditors and, lastly, to the holders of our capital stock. Our ability to satisfy the financial and other restrictive covenants may be affected by events beyond our control.

Future increases in interest and other expense may impact our future operations.

High levels of interest and other expense have had and could have negative effects on our future operations. Interest expense decreased $1.1 million to $4.8 million in the fiscal year ended February 2, 2002, from $5.9 million the fiscal year ended February 3, 2001. This decrease resulted from reduced debt levels, partially offset by an increase in the average interest rate. In the fiscal year ended February 3, 2001, interest expense increased $4.5 million to $5.9 million from the prior year. In the fiscal year ended January 29, 2000, interest expense increased $0.5 million to $1.4 million. The increased interest expense in these fiscal years resulted primarily from an increase in the average borrowings outstanding. In the fiscal year ended February 2, 2002, cash raised in various equity financings together with cash generated from operations allowed the Company to reduce during the course of the year the outstanding balances under its credit facility and to end the year with no outstanding balance under the facility. In addition, while our credit facility was amended in March 2001 and September 2001 to provide us with more favorable interest rates and changes to some financial covenants, a substantial portion of our cash flow from operations was used to pay our interest expense and will not be available for other business purposes.

Our ability to continue to meet our future debt and other obligations and to minimize our average debt level depends on our future operating performance and on economic, financial, competitive and other factors. In addition, we may need to incur additional indebtedness in the future. Many of these factors are beyond our control. We cannot assure you that our business will generate sufficient cash flow or that future financings will be available to provide sufficient proceeds to meet our obligations or to service our total debt.

we are subject to trade restrictions and other risks associated with our dependence on foreign imports for our merchandise.

For the fiscal year ended February 2, 2002, we purchased approximately 32% of our merchandise directly from vendors located abroad and expect that such purchases will increase as a percentage of total merchandise purchases for the fiscal year ending on February 1, 2003. As an importer, our future success will depend in large measure upon our ability to maintain our existing foreign supplier relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them. Additionally, many of our imported products are subject to existing duties, tariffs and quotas that may limit the quantity of some types of goods which we may import into the United States. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, changes in import duties, tariffs and quotas, loss of “most favored nation” trading status by the United States in relation to a particular foreign country, work stoppages, delays in shipments, freight cost increases, economic uncertainties, including inflation, foreign government regulations, and political unrest and trade restrictions, including the United States retaliating against protectionist foreign trade practices. If any of these or other factors were to render the conduct of business in particular countries undesirable or impractical, our financial condition and results of operations could be materially adversely affected.

While we believe that we could find alternative sources of supply, an interruption or delay in supply from our foreign sources, or the imposition of additional duties, taxes or other charges on these imports, could have a material adverse effect on our business, financial condition and results of operations unless and until alternative supply arrangements are secured. Moreover, products from alternative sources may be of lesser quality and/or more expensive than those we currently purchase, resulting in a loss of sales revenues to us.

As an importer we are subject to the effects of currency fluctuations related to our purchases of foreign merchandise.

While most of our purchases outside of the United States currently are settled in U.S. dollars, it is possible that a growing number of them in the future may be made in currencies other than the U.S. dollar. Historically, we have not hedged our currency risk and do not currently anticipate doing so in the future. However, because our financial results are reported in U.S. dollars, fluctuations in the rates of exchange between the U.S. dollar and other currencies may decrease our sales margins or otherwise have a material adverse effect on our financial condition and results of operations in the future.

Increased investments related to our direct-to-customer business may not generate a corresponding increase in profits to our business.

We have invested additional resources in the expansion of our direct-to-customer business which could increase the risks associated with aspects of this business. In fiscal year 2001, sales through our direct-to-customer channel grew by 49 percent. Increased activity in our direct-to-customer business could result in material changes in our operating costs, including increased merchandise inventory costs and costs for paper and postage associated with the distribution and shipping of catalogs and product. Although we intend to attempt to mitigate the impact of these increases by improving efficiencies, we cannot assure you that we will succeed in mitigating expenses with increased efficiency or that cost increases associated with our direct-to-customer business will not have an adverse effect on the profitability of our business. Additionally, while we out-source the fulfillment of our direct-to-customer division, including telemarketing, customer service and distribution, to a third party, the third party may not have the capacity to accommodate our growth. This lack of capacity may result in delayed customer orders and deficiencies in customer service, both of which may adversely affect our reputation and cause us to lose sales revenue.

Our success is highly dependent on new manufacturers and suppliers with whom we do not have a long history working together.

In connection with our repositioning strategy, we are implementing a new merchandising strategy which will entail changing the nature and types of the many products that we sell. We anticipate changes in some of the manufacturers and suppliers of our products. Many of these manufacturers and suppliers will be new to us, and many of them will be located abroad. We cannot assure you that they will be reliable sources of our products. Moreover, these manufacturers and suppliers may be small and undercapitalized firms which produce limited numbers of items. Given their limited resources, these firms might be susceptible to production difficulties, quality control issues and problems in delivering agreed-upon quantities on schedule. We cannot assure you that we would be able, if necessary, to return products to these suppliers and obtain refunds of our purchase price or obtain reimbursement or indemnification from them if their products prove defective. These suppliers and manufacturers also may be unable to withstand the current downturn in the U.S. or worldwide economy. Significant failures on the part of these new suppliers or manufacturers could have a material adverse effect on our operating results.

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

The success of our business will continue to depend upon our key personnel, including our President and Chief Executive Officer, Mr. Gary G. Friedman. During the last year, we have experienced significant turnover in our executive staff, including the departure of our Chief Operating Officer and Chief Financial Officer. We have hired a new Chief Financial Officer, a new Chief Operating Officer and a number of other new executive personnel. Eight out of our twelve vice presidents are new. Although we believe that the hiring of such personnel will offer an opportunity to expand our management team with persons that can assist in implementing our new direction, turnover in personnel and the recruitment and retention of a new executive staff created a number of significant challenges for us. For instance, the responsibilities of the Chief Financial Officer include budgeting, financial forecasting and related areas of financial management. We have experienced transitional difficulties in administration in these areas in connection with the departure of our former Chief Financial Officer. However, the retention of our new Chief Financial Officer has allowed us to move rapidly to address these transitional issues. In so doing, we have discovered related and unrelated problems which we have been obligated to address and resolve and in certain cases, which we continue to work through. In particular, we are continuing to evaluate the various procedures used in our accounting systems and as a part of this evaluation we will implement such changes as necessary.

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

Rapid growth of our company coupled with change in general economic conditions has impacted our profitability.

In fiscal years 1999 and 2000, we experienced rapid growth and, as a result, our costs and expenditures outpaced our revenues. Following this growth, the economy in the United States of America began to weaken. The combination of these two factors affected our profitability. As a result of these factors in fiscal years 1999, 2000 and 2001, we were not profitable. If similar factors continue to operate unmitigated, there will be a material adverse effect on our business, operating results and financial condition.

Changes in general economic conditions affect consumer spending and may significantly harm our revenues and results of operations.

We believe that general trends in the economy have adversely affected retail sales, and that we may continue to be hurt by such trends. In particular, a weakening environment for retail sales could adversely affect consumer interest in our major product lines. Our comparable store sales decreased 4.6% for the fiscal year ended February 2, 2002. Additionally, in fiscal years 2001, 2000 and 1999, we were not profitable. The success of our business depends to a significant extent upon the level of consumer spending. A number of economic conditions affect the level of consumer spending on merchandise that we offer, including, among other things, the general state of the economy, general business conditions, the level of consumer debt, interest rates, taxation and consumer confidence in future economic conditions. More generally, reduced consumer confidence and spending may result in reduced demand for our products and limitations on our ability to increase prices, and may also require increased levels of selling and promotional expenses. Adverse economic conditions and any related decrease in consumer demand for discretionary items such as those offered by us could have a material adverse effect on our business, results of operations and financial condition.

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

Recent terrorist attacks in the United States, as well as future events occurring in response or connection to them, including, without limitation, future terrorist attacks or threats against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies or military or trade disruptions affecting our domestic or foreign suppliers of merchandise, may impact our operations. The potential impact to our operations includes, among other things, delays or losses in the delivery of merchandise to us and decreased sales of the products we carry. Additionally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. They also could result in economic recession in the U.S. or abroad. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in the volatility of the market price for our common stock and on the future price of our common stock.

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

We cannot predict the effect, if any, that future sales of shares of our common stock or the availability for future sale of shares of our common stock or securities convertible into or exercisable for our common stock will have on the market price of our common stock prevailing from time to time. For example, in connection with our May 2001 common stock financing, we filed a registration statement on Form S-3 with the Securities and Exchange Commission on June 1, 2001 to register approximately 4.5 million shares of our common stock acquired by the investors in the financing. The registration statement became effective on July 6, 2001. Additionally, in connection with our March 2001 preferred stock financing, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register up to 6.8 million shares of our common stock issued, or to be issued upon the conversion of our Series A preferred stock, to the investors in the financing. And, in connection with our November 2001 common stock financing, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register approximately 4.5 million shares of our common stock issued to the investors in the financing. Sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement or under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options, or the conversion of our preferred stock, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our common stock and could materially impair our future ability to raise capital through an offering of equity securities.

We are subject to anti-takeover provisions and the terms and conditions of our preferred stock financing that could delay or prevent an acquisition and could adversely affect the price of our common stock.

Our Second Amended and Restated Certificate of Incorporation, as amended and Amended and Restated Bylaws, certain provisions of Delaware law and the certificate of designation governing the rights, preferences and privileges of our preferred stock may make it difficult in some respects to cause a change in control of our company and replace incumbent management. For example, our Second Amended and Restated Certificate of Incorporation, as amended and Amended and Restated Bylaws provide for a classified board of directors. With a classified board of directors, at least two annual meetings of stockholders, instead of one, will generally be required to effect a change in the majority of the board. As a result, a provision relating to a classified board may discourage proxy contests for the election of directors or purchases of a substantial block of our common stock because its provisions could operate to prevent obtaining control of the board in a relatively short period of time.

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

In addition, our board of directors has the authority to fix the rights and preferences of, and to issue shares of, our preferred stock, which may have the effect of delaying or preventing a change in control of our company without action by holders of our common stock.

ITEM 2. PROPERTIES

     We currently lease three properties located in Corte Madera, California, which are used as our headquarters. The first property in Corte Madera consists of approximately 3,600 square feet of office space and approximately 11,000 square feet of warehouse space. The lease expires on December 31, 2003. The second and third properties in Corte Madera consist of approximately 30,000 square feet of office space in total and the leases expire on May 15, 2003.

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

     As of February 2, 2002, we leased approximately 1,187,000 gross square feet for our 104 retail stores. Our retail stores’ lease terms range from 10 to 15 years. Most leases for our retail stores provide for a minimum rent, typically including escalating rent increases, plus a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require us to pay insurance, utilities, real estate taxes, and repair and maintenance expenses.

     Michaels leases two properties used for the manufacturing and storage of furniture, in Sacramento, California. The main property consists of approximately 100,000 square feet of manufacturing space and 7,000 square feet of office space. The lease expires on February 28, 2008, with options to extend the lease for two additional 5-year terms. The second property consists of approximately 46,000 square feet of warehouse space which is used to house finished upholstered goods. This lease expires on July 31, 2006.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock is listed on The Nasdaq National Market under the symbol “RSTO.” The closing price of our common stock on Nasdaq was $11.76 on April 23, 2002.

STOCKHOLDERS

     The number of our common stockholders of record as of April 23, 2002 was 206. This number excludes stockholders whose stock is held in nominee or street name by brokers.

DIVIDEND POLICY

     No dividends have been declared on our common stock since our 1998 initial public offering and it is not anticipated that we will pay any dividends in the foreseeable future on our common stock.

STOCK PRICE INFORMATION

     Set forth below are the high and low closing sale prices for shares of our common stock for each quarter during the fiscal years ended February 2, 2002 and February 3, 2001 as reported by The Nasdaq National Market.

QUARTER ENDING	HIGH	LOW

January 29, 2000	$10.38	$5.13
April 29, 2000	7.00	3.72
July 29, 2000	6.44	4.06
October 28, 2000	6.00	2.50
February 3, 2001	2.94	0.53
May 5, 2001	6.12	1.38
August 4, 2001	7.25	4.77
November 3, 2001	4.83	2.30
February 2, 2002	10.50	3.96

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected, consolidated financial information for operations for the years indicated. This information is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements, related notes thereto and other financial data included elsewhere in this annual report. The following results may not be indicative of our future operating results.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2001	2000 (2)	1999	1998 (1)	1997

Results of Operations (Dollars in thousands except per share amounts):
Net sales	$366,473	$366,236	$298,902	$211,347	$98,655
Earnings (loss) before income taxes	(43,615)	(5,977)	(4,773)	8,247	3,056
Net earnings (loss)	(33,867)	(4,560)	(3,040)	4,866	1,748
Net earnings (loss) available to common shareholders	(36,684)	(4,560)	(3,040)	3,867	(5,285)
Basic EPS	(1.57)	(0.27)	(0.18)	0.33	(1.20)
Diluted EPS	(1.57)	(0.27)	(0.18)	0.23	(1.20)
Financial Position:
Working capital	49,979	36,196	48,373	34,417	8,188
Total assets	206,744	233,871	221,715	164,245	87,233
Long-term debt and other liabilities	3,236 (4)	39,470	37,145	470	10,678
Redeemable convertible preferred stock	14,106	—	—	—	43,033
Stockholders’ equity	88,144	78,875	82,882	83,755	(11,748)
Retail Stores:
Store count	104	106	93	65	41
Comparable store sales growth (3)	(4.6%)	(1.0%)	0.8%	12.3%	11.1%
Store selling sq. ft. at year-end	682,936	701,628	614,343	418,025	250,622

(1)	The results of operations for 1998 include the results of Michaels from the date of acquisition on March 20, 1998.

(2)	Fiscal 2000 was a 53-week year. For purposes of the calculation of comparable store growth, results were calculated to correspond with 52-week fiscal year.

(3)	Comparable store sales are defined as sales from stores whose gross square feet did not change by more than 20% in the previous 12 months and which have been open at least 12 full months. Stores generally become comparable in their 14th full month of operation.

(4)	As of February 2, 2002, we had no outstanding bank debt.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Sales

     Net sales consist of the following components:

		% OF		% OF		% OF
	2001	TOTAL	2000	TOTAL	1999	TOTAL

	(Dollars in thousands)
Retail sales	$332,783	90.8%	$342,687	93.5%	$279,225	93.4%
Direct-to-customer	33,647	9.2%	22,554	6.2%	12,785	4.3%
Furniture manufacturing	43	—	995	0.3%	6,892	2.3%

Total net sales	$366,473	100.0%	$366,236	100.0%	$298,902	100.0%

     Net sales for the 52 weeks ended February 2, 2002 (“fiscal 2001”), increased $0.2 million or 0.1% over net sales for the 53 weeks ended February 3, 2001 (“fiscal 2000”). Net sales for fiscal 2000 increased $67.3 million, or 22.5%, over net sales for the 52 weeks ended January 29, 2000 (“fiscal 1999”). The furniture manufacturing sales include only those sales to third parties. Total net sales include shipping fees of $7.1 million, $5.7 million and $4.0 million for fiscal 2001, fiscal 2000, and fiscal 1999, respectively. As of February 2, 2002, we operated 104 stores in 31 states, the District of Columbia and Canada.

Retail Sales

	2001	2000	1999

	(in thousands except percentages, sq. ft. amounts
	and retail stores data)
Retail sales	$332,783	$342,687	$279,225
Retail growth percentage	(2.9%)	22.7%	45.0%
Comparable store sales growth	(4.6%)	(1.0%)	0.8%
Number of stores at beginning of year	106	93	65
Number of stores opened	1	13	28
Number of stores closed	3	0	0
Number of stores at year-end	104	106	93
Store selling sq. ft. at year-end	682,936	701,628	614,343

     Retail sales decreased 2.9% in fiscal 2001 as compared to the prior year, primarily due to a 4.6% decrease in comparable store sales and the closure of three underperforming stores. As further discussed in “Liquidity and Capital Resources,” below, in the first and second quarters of fiscal 2001, we received cash proceeds from a third party to cancel leases and close three of our underperforming stores. The cash proceeds received of $5.3 million approximated the net book value of the assets that were written off as a part of the store closures.

     Over the second half of fiscal 2001, as part of our repositioning strategy, we reduced the number of items in our merchandise assortment by 30%, from approximately 7,000 to approximately 5,000 items. In connection with this process, under-performing products were eliminated and new products were introduced, resulting in the introduction of approximately 60% new product in the first quarter of fiscal 2002.

     Retail sales in fiscal 2000 increased 22.7% as compared to the prior year, primarily due to new store openings.

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

Direct-to-customer

     Direct-to-customer sales consist of catalog and Internet sales. Net direct-to-customer sales in fiscal 2001 increased $11.1 million or 49.2% as compared to fiscal 2000. Total catalogs mailed in fiscal 2001 increased to 20.5 million, as compared to approximately 12 million catalogs in fiscal 2000.

     Of the total catalogs mailed in fiscal 2001, 12.2 million were mailed into our retail trade areas, versus 4.9 million in the prior year. We believe that the strategy of mailing catalogs into retail trade areas increases customer traffic in our stores and enhances the overall brand image. In April 2002, in connection with our repositioning strategy, we redesigned our catalog and launched a new website to enhance the overall customer experience.

     Net direct-to-customer sales in fiscal 2000 increased $9.8 million as compared to fiscal 1999. Approximately half of the increase was from sales from our website, which was launched in August 1999. Total catalogs mailed in fiscal 2000 increased to 12.2 million, from 7.2 million in fiscal 1999.

Furniture Manufacturing

     We own a wholly-owned furniture manufacturing company located in Sacramento, California, The Michaels Furniture Company (Michaels). The large majority of furniture produced at Michaels is sold through the Company’s sales channels. Additionally, since we acquired Michaels, there have been sales of Michaels furniture to third party customers. Over the past 3 years, we have significantly reduced these sales to third parties in order to increase production capacity for inter-segment sales. Inter-segment sales to Restoration Hardware represented virtually all of Michaels’ total sales during fiscal 2001, and this trend is expected to continue.

COST OF SALES AND OCCUPANCY

     In fiscal 2001, cost of sales and occupancy expenses expressed as a percentage of net sales increased 9.4% to 78.7% from 69.3% in fiscal 2000.

     In the fourth quarter of fiscal 2001 we had charges due to special items totaling $17.5 million which accounted for 4.8% of the 9.4% increase in the cost of sales expressed as a percentage of net sales. These charges included: a $5.3 million charge to reduce certain inventory being eliminated in our repositioning strategy to its net realizable value, a $2.0 million accelerated depreciation charge related to reduced lives of certain long-lived assets being replaced in our Spring 2002 store remodel program, and a $10.2 million charge related to the write-down of long-lived assets in eight under-performing stores. These charges are further discussed below in the section “Special Items.”

     Merchandise markdown and clearance activity associated with our repositioning strategy resulted in a 5.2% deterioration in merchandise margins. Partially offsetting these negative factors, the cost of sales component which pertains to buying and distribution costs expressed as a percent of sales improved 0.6% in fiscal 2001 as compared to fiscal 2000, primarily as a result of lower freight expense to our stores, and lower payroll in our distribution centers.

     In fiscal 2000, cost of sales and occupancy expressed as a percentage of sales remained unchanged at 69.3% compared to the fiscal 1999. Merchandise margin improvements in fiscal 2000 as a result of better sourcing and product flow were offset by higher occupancy costs.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses expressed as a percentage of net sales increased 0.5% to 31.3% in fiscal 2001 from 30.8% in fiscal 2000. The increase is largely due to increased marketing and fulfillment charges in the direct-to-customer division, increased professional fees associated with our repositioning strategy and increased health and benefit costs for our employees. Selling, general and administrative expenses expressed as a percentage of net sales decreased 1.0% to 30.8% in fiscal 2000 from 31.8% in fiscal 1999. The decrease was primarily attributable to improvements store payroll and other store controllable expenses.

INTEREST EXPENSE AND INTEREST INCOME

     Interest expense includes interest related to the amortization of debt issuance costs and interest on borrowings under our line of credit facility. In fiscal 2001, such interest expense was $4.8 million as compared to $5.9 million in fiscal 2000. After eliminating non-cash interest charges related to amortization of debt issuance costs for both fiscal years, interest expense was $3.1 million for fiscal 2001 as compared to $5.1 million for fiscal 2000, a decrease of $2.0 million.

     The decrease resulted from the amendments of our credit facility to provide for more favorable interest rates and a reduction in debt made possible by the $56.0 million (net of fees) raised in our preferred and common stock financings in fiscal 2001, as discussed below.

     We completed three financing transactions in fiscal 2001. In March 2001, we completed a preferred stock financing, appointed a new Chief Executive Officer, and amended our credit facility. In May and November, we completed two common stock financings. Combined net proceeds from our preferred stock and common stock transactions of $56.0 million (net of fees) were used to pay down our revolving line of credit and for other general corporate purposes. As a result, average borrowings in fiscal 2001 decreased to $23.6 million from $48.4 million in fiscal 2000. The average interest rate during the same period increased from 11.2% to 12.6%, primarily as a result of two high-interest term loans that were part of the amendment of the credit facility in September 2000. Until the anniversary of the amendment in September of fiscal 2001, the existence of these term loans negatively impacted our average interest rate in fiscal 2001 as compared to the prior year. The two term loans were paid off in the second and fourth quarters of fiscal 2001.

     In fiscal 2000, interest expense was $5.9 million as compared to $1.4 million in fiscal 1999, an increase of $4.5 million. During fiscal 2000 our average borrowings outstanding increased to $48.4 million from $20.8 million in fiscal 1999. Interest expense in fiscal 2000 included $0.7 million of amortization of debt issuance costs.

     Interest income, which consists of income from our short-term investments and notes receivable, increased $0.2 million in fiscal 2001 as compared to fiscal 2000. The majority of the increase was due to interest on a $2.05 million loan we provided to Mr. Friedman in connection with his purchase of common stock and preferred stock in March 2001. Interest income in fiscal 2000 increased $0.1 million as compared to fiscal 1999.

INCOME TAXES

     The fiscal 2001 income tax benefit included a valuation allowance charge of $7 million, as more further discussed in “Critical Accounting Policies” below. After adjusting for this charge, our effective tax benefit rate was 22.4% in fiscal 2001, as compared to a tax benefit rate of 37.4% in fiscal 2000 and a tax provision rate of 36.3% in fiscal 1999. These rates reflect the effect of aggregate state tax rates based on a mix of retail sales and direct-to-customer sales in the various states in which we have sales revenue or conduct business.

SPECIAL ITEMS

     Fiscal 2001 included special item charges of approximately $24.5 million. A discussion of these charges follows.

     Inventory lower of cost or market reserve — In connection with the elimination of approximately 30% of the items from our merchandise assortment, we recorded a charge of $5.3 million to write down discontinued merchandise at year-end to its estimated net realizable value.

     Accelerated depreciation — At the beginning of the fourth quarter 2001, concurrent with our November, 2001 private placement of common stock, we finalized our decision to remodel our stores in the first quarter of fiscal 2002. As a result, we recorded an accelerated depreciation charge of $2.0 million in order to reflect the shortened useful life of store fixtures and leasehold assets which were scheduled to be replaced.

     Asset impairment charge — In the course of performing our periodic cash flow analysis of our mature stores, we determined that an asset impairment charge of $10.2 million was required for eight underperforming locations. The impairment charge was calculated as the difference between the net book value of the store’s long-lived assets and the present value of the store’s estimated future cash flows over the remaining life of the lease.

     Tax Valuation Allowance — In the course of analyzing our projected taxable income, we determined that a valuation allowance of $7.0 million against our deferred tax assets was appropriate. The valuation allowance reduced our deferred tax assets to an amount that is more likely than not to be realized.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows:

     In fiscal 2001, net cash provided by operating activities decreased $15.1 million to $4.3 million, from $19.4 million in fiscal 2000. Cash decreased largely because of the following factors: the increased net losses resulting from a deterioration in merchandise margins due to increased cost of sales associated with our repositioning strategy; increased cash use in reducing accounts payable and other accrued expenses; and a reduction in cash provided from deferred lease incentives. These factors were partially offset by a reduction in the investment in inventory as a result of lower inventory balances, and a reduction in accounts receivable.

     In fiscal 2000, net cash provided by operating activities increased $15.1 million, to $19.4 million from $4.3 million in fiscal 1999. Cash increased largely because of a reduction during fiscal 2000 in the use of cash for building merchandise inventories, and improved operating margins before depreciation expense resulting from expense reductions. These factors were partially offset by reductions in cash provided from deferred lease incentives, and an increased use of cash in reducing accounts payable and other accrued expenses.

Investing Cash Flows:

     Net cash from investing activities increased $25.1 million, to a source of cash of $1.5 million in fiscal 2001, from a use of cash of $23.6 million in fiscal 2000. The majority of the change is due to a reduction in capital expenditures as a result of opening only one store in fiscal 2001 as compared to 13 in fiscal 2000. Additionally, in fiscal 2001, we entered into agreements with a third party to cancel leases and close three of our under-performing locations, for which we received $5.3 million.

     Net cash used in investing activities decreased $23.6 million, to $23.6 million in fiscal 2000 from $47.2 million in fiscal 1999, primarily due to a decrease in the number of new stores. In fiscal 2000, 13 new stores were added as compared to 28 stores in fiscal 1999.

     In connection with our repositioning strategy, in the first quarter of 2002 we remodeled our stores and launched a new website. Capital expenditures for these projects are expected to total approximately $15 million.

Financing Cash Flows:

     Net cash provided by financing activities increased $11.6 million, to $13.8 million in fiscal 2001 from $2.2 million in fiscal 2000. In March of 2001, we completed a preferred stock financing, appointed a new Chief Executive Officer and amended our credit facility. In May and November of 2001, we completed two common stock financings with various institutional investors. Combined net proceeds from our preferred stock financing and common stock transactions were $56.0 million and were used primarily to pay down our line of credit and for other general corporate purposes.

     In fiscal 2000, net cash provided by financing activities decreased $37.1 million to $2.2 million from $39.3 million in fiscal 1999, principally due to reduced borrowings under our line of credit.

     On March 21, 2001, we amended our existing credit facility. The amendment reduced the overall commitment under the line of credit from $111 million to $89 million, increased the amounts available for letters of credit from $10 million to $20 million and eliminated the minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement. Additionally, the borrowing base calculation was modified to provide us with more available borrowings due to the pledge of additional collateral, and the interest rate was reduced by 0.25%, with possible additional reductions based on achievement of future EBITDA. The amended credit facility contains minimum availability requirements based on seasonality.

     The amended credit facility included two high-interest term loans. The first of these term loans was paid off in the second quarter of fiscal 2001. In September

2001, the credit facility was further amended to provide for more favorable interest rates on the remaining term loan. This loan was paid off in January 2002.

     As a result of the paydowns of the term loans, as of February 2, 2002 the maximum availability under the facility was $80.0 million, with amounts available for letters of credit up to $20 million. Availability under the credit facility is limited by reference to a borrowing base calculation, based upon eligible inventory and accounts receivable. The amount available under the credit facility is typically much less than the $80.0 million stated maximum limit of the facility (as of February 2, 2002 the total borrowing base available was approximately $30 million). The agreement contains restrictive covenants including annual capital expenditure limits, minimum inventory levels, limitations on store openings and closings, and prohibitions on dividends. As of February 2, 2002, we had no loans outstanding, and $13.3 million in outstanding letters of credit. Interest is paid monthly at the bank’s reference rate or LIBOR plus a margin. The agreement expires on June 30, 2003.

     In connection with an amendment to our line of credit in September 2000, we issued putable warrants for the purchase of 550,000 shares of our common stock, subject to anti-dilution protections at $3.75 per share. In connection with the amendment of the credit facility in March 2001, 200,000 of the 550,000 warrants were repriced to $2.00 per share. The fair value of the warrants is calculated each quarter using the Black-Scholes model. The following assumptions were used in our calculation as of February 2, 2002: expected life of 20 months, stock volatility considered to be 50%, risk free interest rate of 2.28%, and no dividends during the expected term. For fiscal 2001, the mark-to-market revaluation of the warrants resulted in a charge of approximately $2.7 million against earnings. The warrants expire on September 27, 2005. As of February 2, 2002 warrants for the purchase of approximately 405,000 shares of common stock remained outstanding. During the first quarter of fiscal 2002, all of the remaining warrants were exercised.

While we currently believe that our cash flow from operations, proceeds received from our various equity financings in fiscal 2001 and funds available under our credit facility will satisfy our capital requirements for at least the next 12 months, adverse developments concerning our sales performance or the availability of credit under our credit facility due to covenant limitations or other factors could limit the overall availability of funds to us. Moreover, we may not have successfully anticipated our future capital needs and, should the need arise, additional sources of financing may not be available or, if available, may not be on terms favorable to us or our stockholders. For more information, please see the section “Factors That May Affect Our Future Operating Results,” above, in particular the sections “We are dependent on external funding sources which may not make available to us sufficient funds when we need them,” “Because our business requires a substantial level of liquidity, we are dependent upon a credit facility with numerous restrictive covenants that limit our flexibility” and “We may be unable to raise additional funds that we will need to remain competitive.”

Contractual Commitments:

The following table summarizes significant contractual obligations of the Company as of February 2, 2002:

	AMOUNT OF COMMITMENT EXPIRATION PERIOD

		LESS THAN	1 - 3	4 - 5	AFTER
	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS

CONTRACTUAL OBLIGATIONS
Long-term debt	$—	$—	$—	$—	$—
Operating leases	350,069	36,327	71,148	67,382	175,212
Capital leases	464	278	186	—	—
Other long-term obligations	3,236	3,236	—	—	—

Total contractual cash obligations	$353,769	$39,841	$71,334	$67,382	$175,212

	AMOUNT OF COMMITMENT EXPIRATION PERIOD

		LESS THAN	1 - 3	4 - 5	AFTER
OTHER COMMERCIAL COMMITMENTS	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS

Revolving credit facility	$80,000	$—	$80,000	$—	$—
Standby letters of credit	2,737	2,737	—	—	—
Trade letters of credit	10,599	10,599	—	—	—

Total commercial commitments	$93,336	$13,336	$80,000	$—	$—

Revolving Credit Facility: As of February 2, 2002, the Company had no amounts outstanding under its revolving credit facility

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, goodwill, taxes on income, financing operations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Our management believes the following critical accounting policies affect their more significant judgments and estimates used in the preparation of our consolidated financial statements:

Inventory — Our merchandise inventory is carried at the lower of cost or market with cost determined on a weighted average cost method. In connection with our merchandise repositioning, we recorded a charge of $5.3 million to write down discontinued merchandise at year-end to its estimated net realizable value, bringing our total lower of cost or market reserve to $6.5 million. If actual market conditions are less favorable than those projected by our management, or if liquidation of the inventory is more difficult than anticipated, additional inventory write-downs may be required.

Long-lived Asset Impairment — We record a long-lived asset impairment charge when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable based on estimated future cash flows. In the course of performing this analysis, we determined that a long-lived asset impairment charge of $10.2 million was required for eight under-performing stores. The impairment charge was calculated as the difference between the net book value of the store’s long-lived assets and the projected present value of store’s cash flows over the remaining life of the lease. Should actual results differ materially from projected results for these or other locations, additional impairment charges may be required in the future.

Goodwill — We had goodwill in the amount of $4.6 million at February 2, 2002. As required by generally accepted accounting principles, we performed an impairment test of goodwill which resulted in no impairment being identified. However, the process of evaluating goodwill involves making certain judgements and estimates in regards to company strategies and future cash flows. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change and result in an impairment charge.

Self-insurance costs — We record estimated liabilities for certain self-insured workers’ compensation programs. Should a greater amount of claims occur compared to what was estimated or the costs of the medical profession increase beyond what were anticipated, reserves recorded may not be sufficient and additional charges may be required.

Income Taxes — We account for income taxes under Statement of Financial Standards No. 109 (“SFAS 109”) Accounting for Income Taxes. Accordingly, we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. An analysis of projected taxable income and the corresponding utilization of these tax assets indicated that a valuation allowance of $7.0 million was appropriate. While future taxable income and ongoing prudent and feasible tax planning were considered in determining the amount of the valuation allowance, this allowance is subject to adjustment in the future. Specifically, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Additionally, SFAS 109 does not allow us to contemplate changes in tax laws or rates in our analysis of the utilization of our deferred tax assets. We believe that the economic stimulus bill that was enacted on March 9, 2002 may have a positive impact on our analysis of our deferred tax assets, resulting in additional deferred tax assets becoming more likely than not to be realized in the first quarter of fiscal 2002.

     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgement in their application. There are also areas in which management’s judgement in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page 31 of this annual report, which contain accounting policies and other disclosures required by generally accepted accounting principles.

RECENT ACCOUNTING DEVELOPMENTS:

     Effective February 4, 2001, we adopted Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. The adoption of this standard had no material effect on our financial condition or results of operations.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (“SFAS No.141”), Business Combinations (effective July 1, 2001) and Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets (effective for the Company on February 3, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. In accordance with the adoption of SFAS No. 142, as of February 3, 2002, we stopped amortizing goodwill. Goodwill was $4.6 million and $4.8 million as of February 2, 2002 and February 3, 2001, respectively. Goodwill amortization was $0.2 million in each of fiscal years 2001, 2000 and 1999. In accordance with SFAS 142, we will test goodwill for impairment under the new fair value approach.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes Statement of Financial Accounting Standards No. 121 (“SFAS No. 121”), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 became effective for the Company on February 3, 2002. The adoption of this standard is not expected to have a material effect on our financial condition or results of operations.

RELATED PARTY TRANSACTIONS

     Stephen Gordon is Chairman of our Board of Directors. We lease our store in Eureka, California, from Mr. and Mrs. Gordon and a partnership of which Mr. Gordon is a partner. Pursuant to the written lease, we pay rent annually to Mr. and Mrs. Gordon and the partnership for use of the store. The aggregate lease payments paid to Mr. and Mrs. Gordon and the partnership were $65,657, 65,657 and 64,222 for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000. The lease term expires on May 31, 2004 and there are no renewal options. We believe that the lease arrangement with Mr. and Mrs. Gordon and a partnership of which Mr. Gordon is a partner was made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

     In connection with the Series A and B preferred stock financing completed in March 2001, Mr. Gary Friedman, our Chief Executive Officer, purchased 455 shares of the Series A preferred stock and 545 shares of the Series B preferred stock for an aggregate purchase price of $1 million. In addition, as part of Mr. Friedman’s compensation package, we sold Mr. Friedman 571,429 shares of common stock at $1.75 per share and Mr. Friedman exercised his option to purchase 1.2 million shares of common stock at $1.75 per share for an aggregate sales price of approximately $3.1 million. In connection with this sale of preferred and common stock to Mr. Friedman, we also made a loan to Mr. Friedman in the amount of $2.05 million. All of the loan proceeds were used by Mr. Friedman to purchase a portion of this stock. The loan is a full recourse loan and is secured by shares of the common stock and preferred stock purchased by Mr. Friedman. This loan is evidenced by a note, dated

March 22, 2001. Pursuant to the terms of the note, the interest rate on the outstanding principal amount of the loan is 8.5% per annum, payable on the first, second and third anniversaries of the date of the note. The principal is due on March 22, 2004 but the due date may be accelerated due to a number of factors, including, failure to make payments due under the note, expiration of the six-months period following the date Mr. Friedman ceases to be an employee of our company as a result of termination by us for cause, or 90 days after the closing of an acquisition of our company.

     All transactions with officers, directors and principal stockholders and their affiliates, including the loan arrangement with Mr. Friedman, were approved, and all future such transactions will continue to be, approved by a majority of our board of directors, including a majority of the independent and disinterested directors of our board, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include statements as to the results of strategic initiatives, our working capital and capital expenditure needs, the impact of competition and other statements containing words such as “believes,” “anticipates,” “estimates,” “expects,” “may,” “intends,” and words of similar import or statements of our management’s opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, changes in economic or business conditions in general, changes in product supply, fluctuations in comparable store sales, limitations resulting from restrictive covenants in our credit facility, failure of our management to anticipate changes in consumer trends, loss of key vendors, changes in the competitive environment in which we operate, changes in our management information needs, changes in management, failure to raise additional funds when required, changes in customer needs and expectations, governmental actions and consequences stemming from terrorist activities in or related to the United States. We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this annual report.

QUARTERLY RESULTS OF OPERATIONS

	2001

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

	(dollars in thousands, except per share data)
Statements of Consolidated Operations Data:
Net sales(1)	$70,659	$75,912	$75,504	$144,398
Gross profit	15,544	15,886	15,375	31,331
As a % of net sales	22.0%	20.9%	20,4%	21.7%
Income (loss) from operations	(8,631)	(8,606)	(12,503)	(6,731)
Comparable store sales change	(11.4%)	(5.4%)	(10.8%)	3.0%
Net income (loss)	(7,425)	(5,779)	(8,318)	(12,345)
Net income (loss) per common share:
Basic(2)	$(.46)	$(.30)	(.36)	$(.45)
Diluted(3)	$(.46)	(.30)	(.36)	(.45)

	2000

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

	(dollars in thousands, per share data)
Statements of Consolidated Operations Data:
Net sales(1)	$68,900	$72,427	$81,247	$143,662
Gross profit	16,950	19,170	20,415	55,939
As a % of net sales	24.6%	26.5%	25.1%	38.9%
Income (loss) from operations	(6,905)	(4,493)	(6,790)	18,015
Comparable store sales change	(14.4%)	0.8%	(1.7%)	5.7%
Net income (loss) before cumulative effect of change in accounting principle	(4,634)	(3,320)	(5,119)	9,332
Net income (loss) per common share:
Basic(2)	$(0.32)	$(0.19)	$(0.30)	$0.55
Diluted(3)	$(0.32)	$(0.19)	$(0.30)	$0.54

(1)	Net sales amounts include shipping fees in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs.

(2)	Basic earnings per share is calculated for interim periods, including the effect of stock options exercised in prior interim periods. Basic earnings per share for the fiscal year is calculated using weighted shares outstanding based on the date stock options were exercised. Therefore, basic earnings per share for the cumulative four quarters may not equal fiscal year basic earnings per share.

(3)	Diluted earnings per share for the fiscal year and for quarters with net earnings are computed based on weighted average common stock outstanding, convertible preferred stock and common stock equivalents (stock options and warrants). Net loss per share for quarters with net losses is computed based solely on weighted average common shares outstanding. Therefore, the earnings (loss) per share for each quarter do not sum up to the earnings for the full fiscal year.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks, which include changes in interest rates and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

     The interest payable on our credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. If interest rates on existing variable rate debt rose no more than 10% from the bank’s reference rate, our results of operations and cash flows would not be materially affected. In addition, we have fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates.

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

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
Restoration Hardware, Inc.
Corte Madera, California

     We have audited the accompanying consolidated balance sheets of Restoration Hardware, Inc. and its subsidiaries as of February 2, 2002 and February 3, 2001, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity and cash flows for each of the three fiscal years in the period ended February 2, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Restoration Hardware, Inc. and its subsidiaries as of February 2, 2002 and February 3, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
April 23, 2002

RESTORATION HARDWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	FEBRUARY 2,	FEBRUARY 3,
	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$22,285	$2,610
Accounts receivable	3,278	8,069
Merchandise inventories	62,070	85,067
Prepaid expense and other	13,800	8,975

Total current assets	101,433	104,721
Property and equipment, net	87,934	117,186
Goodwill	4,560	4,776
Other assets	12,817	7,188

Total assets	$206,744	$233,871

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS EQUITY

Current liabilities
Accounts payable and accrued expenses	$34,909	$43,321
Revolving line of credit and short term debt	—	5,730
Current portion of deferred lease incentives	4,507	4,575
Deferred revenue	2,855	6,398
Other current liabilities	9,183	8,501

Total current liabilities	51,454	68,525
Long-term debt	—	33,128
Long-term portion of deferred lease incentives	37,101	41,944
Deferred rent	12,703	10,787
Other long-term obligations	3,236	612

Total liabilities	104,494	154,996
Series A redeemable convertible preferred stock,	14,106	—
$.0001 par value, 28,037 shares designated on March 21, 2001, 14,320 shares issued and outstanding at February 2, 2002, aggregate liquidation preference and redemption value of $16,411 at February 2, 2002
Common stock, $.0001 par value, 60,000,000 shares	143,059	94,901
authorized, 28,827,883 and 17,100,142 issued and outstanding, respectively
Stockholder loan	(2,050)	—
Foreign currency translation adjustment	(159)	(4)
Accumulated deficit	(52,706)	(16,022)

Total stockholders’ equity	88,144	78,875

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$206,744	$233,871

The accompanying notes are an integral part of these consolidated financial statements.

RESTORATION HARDWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Fiscal Year Ended

	February 2,	February 3,	January 29,
	2002	2001	2000

Net sales	$366,473	$366,236	$298,902
Cost of sales and occupancy	288,337	253,762	207,225

Gross profit	78,136	112,474	91,677
Selling, general and administrative	114,607	112,647	95,031

Loss from operations	(36,471)	(173)	(3,354)
Interest expense	4,780	5,895	1,628
Interest income	(313)	(91)	(209)
Change in fair value of warrants	2,677	—	—

Pretax loss	(43,615)	(5,977)	(4,773)
Income tax benefit	9,748	2,236	1,733

(Loss) before cumulative effect of change in accounting principle	(33,867)	(3,741)	(3,040)
Cumulative effect of change in accounting principle, net of tax effect of $570	—	(819)	—

Net (loss)	(33,867)	(4,560)	(3,040)
Preferred shareholder return:
Dividends	(1,411)	—	—
Beneficial conversion charges	(1,406)	—	—

(Loss) available to common stockholders	$(36,684)	$(4,560)	$(3,040)

Earnings (Loss) per common share — basic and diluted:
Earnings (Loss) per share before cumulative effect of change in accounting principle	$(1.57)	$(0.22)	$(0.18)
Cumulative effect of change in accounting principle	—	(0.05)	—
Earnings (loss) per common share	(1.57)	(0.27)	(0.18)
Weighted average shares outstanding, basic and diluted	23,395,750	17,042,052	16,697,668

The accompanying notes are an integral part of these consolidated financial statements.

================================================================================

RESTORATION HARDWARE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(DOLLARS IN THOUSANDS)

	Redeemable Convertible					Accumulated			Total
	Preferred Stock		Common Stock			Other		Total	Comprehensive
(Dollars in					Unearned	Comprehensive	Accumulated	Stockholders’	Income
thousands)	Shares	Amount	Shares	Amount	Compensation	Income/(Loss)	Deficit	Equity	(Loss)

BALANCE AT JANUARY 30, 1999	—	$—	16,246,260	$92,169	—	$8	$(8,422)	$83,755	—
Issuance of common stock	—	—	655,078	2,149	—	—	—	2,149	—
Foreign currency translation adjustment	—	—	—	—	—	18	—	18	$18
Net loss	—	—	—	—	—	—	(3,040)	(3,040)	(3,040)

BALANCE AT JANUARY 29, 2000	—	—	16,901,338	94,318	—	26	(11,462)	82,882	$(3,022)

Issuance of common stock	—	—	198,804	583	—	—	—	583	—
Foreign currency translation adjustment	—	—	—	—	—	(30)	—	(30)	$(30)
Net loss	—	—	—	—		—	(4,560)	(4,560)	(4,560)

BALANCE AT FEBRUARY 3, 2001	—	—	17,100,142	94,901	—	(4)	(16,022)	78,875	$(4,590)
Issuance of preferred stock — net	15,000	13,440	—	—	—	—	—	—	—
Beneficial conversion feature	—	(1,406)	—	1,406	—	—	—	1,406	—
Accretion of cumulative dividends of preferred stock	—	1,411	—	—	—	—	(1,411)	(1,411)	—
Stock Compensation	—	—	—	1,580	$(1,580)	—	—	—	—
Amortization of unearned stock compensation	—	—	—	—	477	—	—	477	—
Beneficial conversion charge		1,406	—	—	—	—	(1,406)	(1,406)	—
Conversion of preferred stock to common stock	(680)	(745)	340,000	745	—	—	—	745	—
Foreign currency translation adjustment	—	—	—	—	—	(155)	—	(155)	$(155)
Net loss	—	—	—	—	—	—	(33,867)	(33,867)	(33,867)
Issuance of common stock — net	—	—	11,387,741	43,480	—	—	—	43,480	—

BALANCE AT FEBRUARY 2, 2002	14,320	$14,106	28,827,883	$142,112	$(1,103)	$(159)	$(52,706)	$88,144	$(34,022)

The accompanying notes are an integral part of these consolidated financial statements.

RESTORATION HARDWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Fiscal Year Ended

	FEBRUARY 2,	FEBRUARY 3,	JANUARY 29,
	2002	2001	2000

Cash flows from operating activities:
Loss before cumulative effect of change in accounting principle	$(33,867)	$(3,741)	$(3,040)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in fair value of warrants	2,677	—	—
Depreciation and amortization	20,624	15,915	10,788
Impairment of fixed assets	10,220	—	—
Other	(142)	—	—
Deferred income taxes	(7,615)	(3,956)	(3,791)
Changes in assets and liabilities:
Accounts receivable	4,791	(1,518)	(1,376)
Merchandise inventories	21,782	2,618	(20,504)
Prepaid expenses and other assets	(697)	(583)	(1,720)
Accounts payable and accrued expenses	(8,412)	(2,054)	5,679
Tax payable	—	18	(1,492)
Deferred revenue	(3,543)	6,398	—
Other current liabilities	374	(1,238)	2,164
Deferred rent	2,187	2,718	3,788
Deferred lease incentives and other long-term liabilities	(4,044)	4,792	13,802

Net cash provided by operating activities	4,335	19,369	4,298

Cash flows from investing activities:
Proceeds from store closing agreements	5,325	—	—
Capital expenditures	(3,798)	(23,506)	(46,620)
Purchase of The Michaels Furniture Co.	—	(80)	(592)

Net cash provided by (used in) investing activities	1,527	(23,586)	(47,212)

Cash flows from financing activities:
Net proceeds from private placement of preferred stock	13,440	—	—
Net proceeds from private placements of common stock	42,616	—	—
Borrowings (repayments) under revolving line of credit — net	(41,581)	1,429	37,447
Debt issuance costs	(1,426)	—	—
Borrowings (repayments) — other debt	(53)	218	(274)
Issuance of common stock	849	583	2,149

Net cash provided by financing activities	13,845	2,230	39,322

Effects of foreign currency exchange rate translation on cash:	(32)	(30)	18
Net increase (decrease) in cash and cash equivalents	19,675	(2,017)	(3,574)
Cash and cash equivalents:
Beginning of period	2,610	4,627	8,201

End of period	$22,285	$2,610	$4,627

Additional cash flow information:
Cash paid during the year for interest (net of amount capitalized)	$3,500	$5,137	$1,333
Cash (received) paid during the year for taxes	$(2,370)	$1,317	$4,145
Non-cash transactions:
Stockholder loan	$2,050	$—	$—
Beneficial conversion feature — preferred stock	$1,406	$—	$—
Beneficial conversion charge — preferred stock	$(1,406)	$—	$—
Dividends attributable to preferred stock	$(1,411)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

RESTORATION HARDWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

     Restoration Hardware, Inc. and its subsidiaries (the “Company”), a Delaware corporation, is a specialty retailer of high-quality home furnishings, decorative accessories and hardware. These products are sold through retail locations, catalogs and the Internet. At February 2, 2002, the Company operated a total of 104 retail stores in 31 states, the District of Columbia and in Canada. The Company operates on a 52 — 53 week fiscal year ending on the Saturday closest to January 31. The fiscal year ended February 3, 2001 included 53 weeks. All other years presented include 52 weeks.

Principles of Consolidation

     The consolidated financial statements include the accounts of Restoration Hardware, Inc. and its subsidiaries. All inter-company balances and transactions are eliminated in consolidation.

Use of Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant accounting estimates include lower of cost or market reserves on inventory, expected future cash flows in the review for impairment on long lived assets, the adequacy of self insurance reserves, and realization of deferred tax assets, including the potential need for valuation allowances on these tax assets. Actual results for these and other estimates could differ from those estimates.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months of less to be cash equivalents.

Accounts Receivable

     Accounts receivable consist primarily of receivables from our credit card processors for sales transactions and tenant improvement allowances from our landlords in connection with new leases. We have typically not provided an allowance for doubtful accounts for these receivables, as our bad debt experience has been insignificant.

Merchandise Inventories

     Retail inventories are stated at the lower of cost (determined under the weighted average cost method) or market. Manufacturing inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes certain buying and distribution costs, including merchant payroll and other costs related to the purchase of inventory, as well as payroll and other costs to process inventory at the Company’s distribution centers. A provision, when necessary, has been made to reduce excess or obsolete inventory to its net realizable value. As of February 2, 2002, the Company had lower of cost or market reserves of $6.5 million, which included $5.3 million in reserves related to discontinued merchandise.

Prepaid Catalog Expenses

     Prepaid catalog expenses consist of the cost to produce, print and distribute catalogs. Such costs are amortized over the expected sales volume of each catalog. Typically, over 90% of the cost of a catalog is amortized in the first four months. At February 2, 2002 and February 3, 2001, the Company had $1,015,000 and $1,044,000, respectively, recorded as current assets.

Property and Equipment

     Furniture, fixtures and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from five to twelve years for equipment. The cost of leasehold improvements is amortized over the useful life of the asset or the applicable lease term, whichever is less. Computer hardware and software costs are included in fixtures and equipment and are amortized over estimated useful lives of three to five years. Fiscal 2001 depreciation expense includes a $2.0 million accelerated depreciation charge related to assets whose lives were shortened due to their anticipated elimination in connection with our spring 2002 remodel project.

Capitalization of Interest

The interest-carrying costs of capital assets under development or construction are capitalized based on the Company’s weighted average borrowing rate. During the fiscal years, ended February 2, 2002, February 3, 2001 and January 29, 2000, $15,000, $195,000 and $390,000, respectively, of interest was capitalized.

Goodwill

     Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in the purchase of The Michaels Furniture Company (“Michaels”). Goodwill is amortized on a straight-line basis over 25 years (see “New Accounting Pronouncements” ).

Capitalized Leases

     Noncancellable leases which meet the criteria of capital leases are capitalized as assets and amortized over the lease term, using the interest method.

Impairment of Long-Lived Assets

     The Company’s policy is to review long-lived assets and certain identifiable intangibles, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future cash flows calculated on a store by store basis. Based on the Company’s reviews for the years ended February 3, 2001 and January 29, 2000 no adjustments were recognized to the carrying value of such assets. In the fiscal year ended February 2, 2002, the Company recorded a $10.2 million impairment charge on the long-lived assets of eight under-performing stores. The impairment charge was equal to the difference between the net asset value of long-lived assets and the present value of estimated future cash flows for these eight stores.

Store Closures

     The Company continually reviews the operating performance of its stores and assesses its plans for certain store closures. For stores that are to be closed, the Company records a liability for future minimum lease payments and related ancillary costs from the date of closure to the end of the remaining lease term, net of estimated cost recoveries that may be achieved through favorable lease terminations. This liability is recorded at the time management commits to closing the store. The operating costs, including depreciation, of stores to be closed are expensed during the period they remain in use.

     The Company closed three of its underperforming stores in fiscal 2001, for which it received cash proceeds from a third party who purchased the Company's lease rights. The cash proceeds received of $5.3 million approximated the net book value of the assets that were written off as a part of the store closures.

Accounts Payable

     Accounts payable represents amounts owed to third parties at the end of the period. Accounts payable includes outstanding checks of approximately $13.7 million and $10.0 million at February 2, 2002 and February 3, 2001, respectively.

Self Insurance

     The Company is self insured for workers’ compensation. The self-insurance liability is determined based on an independent third party actuarial report. The liability is based on claims filed and an estimate of claims incurred but not yet reported.

Deferred Rent and Deferred Lease Incentives

     Certain of the Company’s operating leases contain predetermined fixed escalations of the minimum rentals during the original term of the lease. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amount charged to operations and amounts paid as deferred rent. As part of its lease agreements, the Company receives certain lease incentives. These allowances have been deferred and are amortized on a straight-line basis over the life of the lease as a reduction of rent expense.

Revenue Recognition

     Retail Store Sales: Revenue is recognized at the point of sale for all purchases which are taken from the store by the customer at the time of purchase.

     Non-Furniture — Direct-to-Customer (Catalog and Internet) Sales: Revenue is recognized upon shipment to the customer.

     Furniture Sales: Furniture sales are recorded in either the direct-to-customer or retail segments depending upon where the sales transaction was originated. The majority of furniture sales are delivered to the customer. Revenue for these sales is recognized upon delivery of the furniture to the customer.

     Shipping and Handling: Emerging Issues Task Force (“EITF”) Issue 00-10, Accounting for Shipping and Handling Fees and Costs, requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, should be classified as revenue. The Company records shipping and handling fees as net revenue in the sales channel segment (retail store or direct to customer) that originated the sales transaction. Shipping and handling fees included in revenues were $7.1 million, $5.7 million and $4.0 million in fiscal 2001, 2000 and 1999, respectively. Costs of shipping and handling are included in cost of sales and occupancy.

     Returns: The Company provides an allowance for sales returns based upon historical return rates.

Advertising Expense

     Advertising costs are expensed as incurred. For the fiscal years ended February 2, 2002, February 3, 2001, and January 29, 2000, advertising costs were approximately $16.1 million, $14.9 million, and $11.2 million, respectively.

Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents. The Company places its cash with financial institutions. At times, such amounts may be in excess of FDIC insurance limits.

Taxes on Earnings

     SFAS 109, “Accounting for Income Taxes,” requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the company generally considers all expected future events other than changes in the tax law or rates. For the year ended February 2, 2002, a $7 million tax valuation allowance was recorded against the Company’s deferred tax assets to reduce such assets to the amount that are more likely than not to be realized.

Stock-based Compensation

     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees. The disclosure requirements of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation, are set forth in Note 6.

Estimated Fair Value of Financial Instruments

     The following disclosure is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and borrowings under the revolving line of credit approximate their estimated fair values. Estimated fair value disclosures have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts.

Earnings Per Share

     Statement of Financial Accounting Standards No. 128 (“SFAS 128”), Earnings Per Share (“EPS”), requires earnings per share to be computed and reported, under the treasury stock method, as both Basic EPS and Diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common stock and dilutive common stock equivalents (stock options, convertible preferred stock and warrants) outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options or warrants to issue common stock were exercised, or preferred stock was converted into common stock. The following potential dilutive effects of certain common stock equivalents have been excluded from diluted earnings per share, because their inclusion would be anti-dilutive. Included here are only those options and warrants for which the exercise price is less than the average share price for the respective year.

	February 2, 2002	February 3, 2001	January 29, 2000

Shares of common stock subject to outstanding options	573,867	395,440	837,053
Shares of common stock subject to outstanding warrants	405,226	—	—
Shares of common stock reserved for conversion of the Series A preferred stock	7,160,000	—	—

     The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations (shares in thousands):

	2000		1999		1998

	Shares	Per Share	Shares	Per Share	Shares	Per Share

Basic earnings (loss) per common share	23,396	$(1.57)	17,042	$(0.27)	16,698	$(0.18)
Effect of dilutive securities(1)	—	—	—	—	—	—
Diluted earnings (loss) per common share	23,396	$(1.57)	17,042	$(0.27)	16,698	$(0.18)

(1)	Potentially dilutive preferred stock, options and warrants were excluded because their inclusion would be anti-dilutive (their inclusion would decrease the loss per share)

Comprehensive Income

     Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss) (primarily foreign currency translation adjustments). The components of comprehensive income (loss) are presented in the consolidated statements of changes in stockholders’ equity.

Foreign Currency Translation

     In the preparation of consolidated financial statements, the assets and liabilities of the Company’s subsidiary denominated in Canadian dollars are translated to US dollars at the rate of exchange in effect at the balance sheet date; income and expenses are translated at average rates of exchange prevailing during the year. The related translation adjustments are reflected in the other comprehensive income section of the consolidated statements of stockholders’ equity. Almost all of the revenues of the Company are generated in US dollars. However, foreign currency gains and losses resulting from transactions denominated in foreign currencies, including inter-company transactions, are included in operations and have not been significant to date.

New Accounting Pronouncements

     Effective February 4, 2001, we adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. The adoption of this standard had no material effect on our financial condition or results of operations.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, Business Combinations (effective July 1,

2001), (“SFAS No. 141”), and SFAS No. 142, “Goodwill and Other Intangible Assets” (effective for the Company on February 3, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. In accordance with the adoption of SFAS No. 142, as of February 3, 2002, the Company no longer amortizes goodwill. Goodwill was $4.6 million and $4.8 million as of February 2, 2002 and February 3, 2001, respectively. Goodwill amortization was $0.2 million in each of fiscal years 2001, 2000 and 1999. The adoption of this new accounting standard will result in the elimination of approximately $0.2 million of goodwill amortization each year. Instead, the Company will evaluate the fair value of goodwill versus the carrying amount on its balance sheet. The Company has not yet determined the impact the new approach to valuing goodwill will have on its financial position.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). This statement supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 became effective for the Company on February 3, 2002. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

Reclassifications

     Certain prior year balance sheet amounts have been reclassified to conform with the fiscal year ended February 2, 2002 presentation.

(2) PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

	FEBRUARY 2, 2002	FEBRUARY 3, 2001

Leasehold improvements	$101,487	$115,527
Furniture, fixtures and equipment	40,725	38,572
Equipment under capital leases	1,035	1,447

Total	143,247	155,546
Less accumulated depreciation and amortization	(55,313)	(38,360)

Property and equipment, net	$87,934	$117,186

(3) LEASES

     The Company leases certain property consisting of retail stores, corporate offices, distribution centers and equipment. Leases expire at various dates through 2018. The retail stores, distribution centers and corporate office leases generally provide that the Company assumes the maintenance and all or a portion of the property tax obligations on the leased property. Most store leases also provide for minimum annual rentals, with provisions for additional rent based on a percentage of sales and for payment of certain expenses.

The aggregate future minimum rental payments under leases in effect at February 2, 2002 are as follows (in thousands):

	CAPITAL	OPERATING
YEAR ENDING	LEASES	LEASES	TOTAL

2003 (FY 2002)	$278	$36,327	$36,605
2004	186	36,100	36,286
2005	—	35,048	35,048
2006	—	34,903	34,903
2007	—	32,479	32,479
Thereafter	—	175,212	175,212

Minimum lease commitments	$464	$350,069	$350,533

Less amount representing interest	(47)

Present value of capital lease obligations	417
Less current portion	(243)

Long-term portion	$174

     Minimum and contingent rental expense, which is based upon certain factors such as sales volume, under operating leases, are as follows (in thousands):

	FISCAL YEAR ENDED

	FEBRUARY 2, 2002	FEBRUARY 3, 2001	JANUARY 29, 2000

Operating leases:
Minimum rental expense	$36,078	$34,965	$25,316
Contingent rental expense	555	838	621

Total	$36,633	$35,803	$25,937

(4) REVOLVING LINE OF CREDIT AND DEBT

     On March 21, 2001, the Company amended its existing credit facility. The amendment reduced the overall commitment under the line of credit from $111 million to $89 million, increased the amounts available for letters of credit from $10 million to $20 million and eliminated the minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) requirement. Additionally, the borrowing base calculation was modified to provide the Company with more liquidity due to the pledge of additional collateral, and the interest rate was reduced by 0.25%, with possible additional reductions based on achievement of future EBITDA.

     The amended credit facility included two high-interest term loans. The first of these term loans was paid off in the second quarter of fiscal 2001. In August of fiscal 2001, the credit facility was further amended to provide for more favorable interest rates on the remaining term loan. This loan was paid off in January 2002.

     As a result of the paydowns of the term loans, as of February 2, 2002, maximum availability under the facility was $80.0 million, with amounts available for letters of credit up to $20 million. Availability under the credit facility is limited by reference to a borrowing base calculation, based upon eligible inventory and accounts receivable. The amount available under the credit facility is typically much less than the $80.0 million stated maximum limit of the facility (as of February 2, 2002, the total borrowing base available was approximately $30.0 million). The agreement contains restrictive covenants, including annual capital expenditure limits, minimum inventory levels, limitations on store openings and closings and prohibitions on dividends. As of February 2, 2002, the Company had no loans outstanding, and $13.3 million in outstanding letters of credit. Interest is paid monthly at the bank’s reference rate or LIBOR plus a margin. As of February 2, 2002, the bank’s reference rate was 6.0% and the LIBOR plus margin rate was 5.3%. The agreement expires on June 30, 2003.

     In connection with an amendment to the Company’s line of credit in September 2000, putable warrants were issued to purchase 550,000 shares of common stock, at an exercise price of $3.75 per share, subject to antidilution protection. The credit facility was amended in March of 2001 and the exercise price for 200,000 of the 550,000 warrants was decreased from $3.75 to $2.00 per share. The fair value of the warrants is calculated each quarter using the Black-Scholes model. The following assumptions were used in the Company’s calculation as of February 2, 2002: expected life of 20 months, stock volatility considered to be 50%, risk free interest rate of 2.28%, and no dividends during the expected term. For the 2001 fiscal year, the revaluation of the warrants resulted in an expense of $2.7 million. The warrants expire on September 27, 2005. As of February 2, 2002, warrants for the purchase of approximately 405,000 shares of common stock were outstanding. During the first quarter of fiscal 2002, all remaining outstanding warrants were exercised.

(5) INCOME TAXES

The income tax expense (benefit) for the year ended February 2, 2002 consisted of (in thousands):

	FISCAL YEAR ENDED

	FEBRUARY 2,	FEBRUARY 3,	JANUARY 29,
	2002	2001	2000

Current:
Federal	$(1,979)	$1,394	$1,692
State	(152)	326	366
Foreign	(2)	—	—

Total current payable	(2,133)	1,720	2,058

Deferred:
Federal	$(4,166)	(3,169)	(3,106)
State	(2,734)	(787)	(685)
Foreign	(715)

Total deferred	(7,615)	(3,956)	(3,791)

Provision for income taxes	$(9,748)	$(2,236)	$(1,733)

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	FEBRUARY 2,	FEBRUARY 3,	JANUARY 29,
	2002	2001	2000

Current deferred tax asset (liability) Accrued expense	$1,656	$827	$425
State tax benefit	(1,453)	(444)	(198)
Inventory	3,485	1,059	843
Deferred Revenue	655	446
Other	(615)	(1,041)	(1,221)

Net current deferred tax asset (liability)	3,728	847	(151)

Long-term deferred tax asset (liability):
Derivative warrant liability	1,121	—	—
Deferred lease credits	(758)	355	966
Property and equipment	8,833	6,560	3,230
Net operating loss carryforwards	9,251	239	—
AMT Credit	441	—	—

Net long-term deferred tax asset	18,888	7,154	4,196

Total deferred tax assets before valuation allowance	22,616	8,001	4,045
Valuation Allowance	(7,000)	—	—

Net deferred tax asset	$15,616	$8,001	$4,045

A reconciliation of the federal statutory tax rate to our effective state rate is as follows:

	FISCAL YEAR ENDED

	FEBRUARY 2,	FEBRUARY 3,	JANUARY 29,
	2002	2001	2000

Provision at statutory tax rate	(34.0%)	(34.0%)	(34.0%)
State income taxes, net of federal tax benefit	(4.4%)	(5.1%)	(4.4%)
Other	0.0%	1.7%	2.1%
Valuation allowance	16.0%	0.0%	0.0%

Total	(22.4%)	(37.4%)	(36.3%)

     As of February 2, 2002, the Company had federal, state and foreign net operating loss carryovers of approximately $19.7 million, $20.1 million and $950,000, respectively. These net operating loss carryovers will expire between 2006 and 2021. As of February 2, 2002, the Company also had a federal alternative minimum tax credit of approximately $441,000. Using its best estimates, the Company has established a valuation allowance of $7.0 million at February 2, 2002, on certain of its federal and state deferred tax assets. The Company believes the remaining deferred tax assets are more likely than not to be realized. As is required by SFAS No. 109, the Company did not consider the impact of tax laws or changes in tax rates that had not been enacted by February 2, 2002, including the economic stimulus bill that was enacted subsequent to year-end on March 9, 2002.

     Internal Revenue Code Section 382 and similar state rules place a limitation on the amount of taxable income which can be offset by net operating loss carryforwards after a change in control (generally greater than 50% change in ownership). Due to these provisions, utilization of the net operating loss and tax credit carryforwards may be limited.

(6) REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On March 21, 2001, the Company completed a sale of the preferred stock with aggregate proceeds to the Company of approximately $15 million. The initial sale on March 21, 2001 included the sale of 6,820 shares of Series A and 8,180 shares of Series B, for $1,000 per share. The shares of Series B were converted on a one-for-one basis into shares of Series A preferred stock upon the approval of such conversion by the Company’s stockholders on July 11, 2001. Each share of preferred stock has a par value of $.0001 per share.

Convertibility

     The Series A is immediately convertible at the option of the holder into shares of the Company’s common stock. The initial conversion formula is equal to the original issue price ($1,000) divided by $2.00 per share. Therefore, each share of Series A is initially convertible into 500 shares of common stock. The conversion price of the Series A is subject to certain adjustments for future dilutive events. The Company may require conversion of the Series A, in whole or in part, by sending written notice of the request for conversion to holders of Series A at any time after March 22, 2004, if the average closing price per share of the common stock exceeds three times the then-current conversion price of the Series A for the 20 trading days ending 3 business days preceding the date that the written request is sent. Upon the Company’s notice of conversion, holders of Series A shall be deemed to have demanded registration of their shares of common stock received upon conversion of the Series A. If such holders subsequently choose not to include their shares in a registration statement, they may request redemption of their shares of Series A, in which case the Company must redeem the shares of Series A in accordance with the terms of the Certificate of Designation of the Series A and Series B (the “Certificate of Designation”). Any such redemption would be at a redemption price of $1,000 plus all accrued and unpaid dividends. If the holders do not include their common stock in the registration statement, but also do not request redemption, their shares of Series A will automatically convert into common stock. The conversion price into common stock of $2.00 represents a discount to the fair market value of the common stock of $2.1875 at March 21, 2001, the date of completion of the preferred stock equity financing (herein referred to as a “beneficial conversion feature”). The beneficial conversion feature on the Series A of $639,375 was recorded as a return to the preferred stockholders on March 21, 2001 since the Series A were immediately convertible into common stock. The beneficial conversion feature on the Series B of $766,875 was initially being recorded as a return to the preferred stockholders over three years, the minimum period at which these stockholders could realize a return through the conversion to common stock. In the second quarter of fiscal 2001, upon the conversion of Series B into Series A, the unamortized balance of the beneficial conversion feature of approximately $707,000 was recorded as a return to the preferred stockholders as the shares became immediately convertible into common stock.

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

Dividends

     If the Company’s Board of Directors declares a dividend, each share of Series A is entitled to dividends at the rate of $100 per share per annum. Such dividends are cumulative and deemed to have accrued from the original date of issuance of the Series A for purposes of the exercise of the Company’s redemption rights and the redemption rights of the holders of Series A in connection with the Company’s conversion rights described above and in the Certificate of Designation and the determining of the liquidation preferences of the holders of the Series A. Such dividends shall not be deemed to be cumulative and shall not be deemed to have so accrued upon any conversion of the Series A into common stock. The Company shall not pay or declare any dividend on any common stock or any of its other securities that are junior to the Series A during any fiscal year unless and until full dividends on the Series A are declared and paid for such fiscal year.

Voting

     Holders of the Series A generally have the right to one vote for each share of common stock into which such Series A is convertible. Subject to the terms of the preferred stock purchase agreement entered into by and among the Company and the holders of Series A named therein and the Certificate of Designation, the holders of the Series A are entitled to elect two designees to the Board of Directors. At least one of the designees shall also be represented on all committees of the Board of Directors. In addition, the holders of Series A vote separately as a class in certain circumstances, including, without limitation, amendments to the Company’s Second Amended and Restated Certificate of Incorporation, creation or issuance by the Company of any new class of securities having a preference senior to or on parity with the Series A, declaration or payment by the Company of any dividends or other distributions on the common stock, or the Company entering into certain transactions involving a merger, consolidation, or sale of all or substantially all of its assets.

Liquidation Preference

     If the Company were dissolved or liquidated, voluntarily or involuntarily, the holders of the Series A would be entitled to receive, prior and in preference to any distribution of the Company’s assets to the holders of any of its other equity securities, an amount equal to the greater of: (a) $1,000 per share (as adjusted for any stock splits, stock dividends and recapitalizations) plus accrued and unpaid dividends; or (b) the amount which such holder of the Series A would have received assuming all shares of Series A had been converted into common stock at the then applicable conversion rate immediately prior to any such dissolution or liquidation. If the Company has insufficient assets and funds to distribute to the holders of Series A their full liquidation preference, then all of its assets and funds legally available for distribution shall be distributed pro rata among the holders of the Series A in proportion to the preferential amount each such holder is entitled to receive.

     In addition, certain events, including, without limitation, a sale of all or substantially all of the Company’s assets, or a change of control of the Company, may be designated by holders of Series A as a liquidation or dissolution, in which case, the above-described mechanisms for distribution of the Company’s assets are applicable.

(7) STOCKHOLDERS’ EQUITY

     In June 1998, the Company reincorporated in Delaware and adopted a Restated Certificate of Incorporation, Amended Bylaws and a Stockholder Rights Agreement. In October 2001, the Company amended its Restated Certificate of Incorporation to increase the number of authorized shares of the Company. The Restated Certificate of Incorporation, as amended, authorizes the Company to issue up to 60,000,000 shares of common stock, par value $.0001 per share, and 5,000,000 shares of preferred stock, par value $.0001 per share.

     At February 2, 2002, the Company has reserved the following shares of common stock for issuance in connection with:

	Issuable upon conversion or exercise of outstanding securities	Available for future sales and grants	Total shares of common stock reserved
Series A preferred stock	7,160,000	6,707,500	13,867,500
Stock warrants	405,226	—	405,226
Stock options	3,836,778	2,454,491	6,291,269
Employee stock purchase plans	—	172,367	172,367
Total	11,402,004	9,334,358	20,736,362

     EQUITY TRANSACTIONS

     On March 21, 2001, the Company entered into a stock purchase agreement with it’s Chief Executive Officer, Gary G. Friedman in connection with his employment. Mr. Friedman purchased 571,429 shares of common stock at $1.75 per share for a total purchase price of approximately $1 million. The difference between the fair market value of $2.1875 per share on the closing date of the equity financing on March 21, 2001 and the purchase price of $1.75 per share resulted in a $250,000 charge that was expensed as compensation on that date.

     Additionally, the Company granted Mr. Friedman an option to purchase 1,200,000 shares of common stock at $1.75 per share which he subsequently exercised. The terms of the option allow the Company to repurchase shares not fully vested at the time Mr. Friedman ceases, for any reason, to be an employee of the Company. The 1,200,000 shares vest and are no longer subject to the Company’s repurchase option at the rate of 33 1/3% upon completion of each year of service by Mr. Friedman to the Company. The difference between the fair market value of $2.1875 per share on the closing date of the equity financing and the purchase price of $1.75 results in a $525,000 charge that will be expensed as compensation over the option’s thirty-six month vesting period. Furthermore, the Company granted Mr. Friedman an option to purchase 200,000 shares of common stock at $6.00 per share. The 200,000 shares vest at the rate of 33-1/3% upon completion of each year of service by Mr. Friedman to the Company.

     The aggregate purchase price for Mr. Friedman’s purchase of the common stock was approximately $3,100,000, of which approximately $1,050,000 was paid in cash by Mr. Friedman and $2,050,000 was paid by Mr. Friedman in the form of a note, dated March 22, 2001, evidencing a loan from the Company to Mr. Friedman. Pursuant to the terms of the note, the interest rate on the outstanding principal amount of the loan in the original principal amount of $2,050,000 is 8.5% per annum, which interest is payable on the first, second and third anniversaries of the date of the note. The principal is due on March 22, 2004 but the due date may be accelerated due to a number of factors, including, Mr. Friedman’s failure to make payments due under the note, expiration of the six-month period following the date Mr. Friedman ceases to be in the Company’s employment as a result of termination for cause, or 90 days after the closing of an acquisition of the Company. The loan is a full recourse loan and is secured by shares of the common stock and preferred stock purchased by Mr. Friedman.

     May financing — On May 17, 2001, the Company completed a private placement sale with various institutional investors of 4,515,762 shares of common stock at $5.43 per share, resulting in aggregate net proceeds of approximately $24.5 million. As part of this private placement financing, the Company filed with the Securities and Exchange Commission on June 1, 2001, a registration statement on Form S-3 for the resale of the common stock acquired by these investors. The registration statement became effective on July 6, 2001.

     November financing — On November 6, 2001, the Company completed a private placement sale with various institutional investors of 4,487,178 shares of our common stock at $3.90 per share, resulting in aggregate net proceeds of approximately $17.5 million. As part of this private placement financing, the Company filed with the Securities and Exchange Commission on December 6, 2001, a registration statement on Form S-3 for the resale of the common stock acquired by these investors.

STOCK OPTION GRANT AND COMMON STOCK PURCHASE

STOCK-BASED COMPENSATION PLANS

     In April 1998, the Company’s Board of Directors approved the 1998 Stock Incentive Plan (“1998 Plan”), which serves as the successor to the Company’s 1995 Stock Option Plan (“the Predecessor Plan”). The 1998 Plan is divided into five separate components: (i) the Discretionary Option Grant Program, (ii) the Stock Issuance Program, (iii) the Salary Investment Option Grant Program, (iv) the Automatic Option Grant Program and (v) the Director Fee Option Grant Program. The Discretionary Option Grant Program and Stock Issuance Program are administered by the Compensation Committee for Section 16 insiders and by a Secondary Committee of the Board of Directors for non-Section 16 insiders.

     Under the 1998 Plan, the Company originally authorized the Board of Directors to grant options of shares of common stock to key employees, directors, and consultants to purchase an aggregate of 3,287,662 shares of common stock. Such share reserve consists of (i) the number of shares available for issuance under the Predecessor Plan on June 19, 1998, including the shares subject to outstanding options, and (ii) an additional increase of 980,000 shares. In addition, the number of shares of common stock reserved for issuance under the 1998 Plan will automatically be increased on the first trading day of each calendar year, beginning in calendar year 2000, by an amount equal to the lessor of (i) three percent of the total number of shares of common stock outstanding on the last trading day of the preceding calendar year or (ii) 966,202 shares. On January 2, 2002, January 2, 2001 and January 3, 2000, the Company added 853,670 shares, 512,668 shares and 506,993 shares, respectively, to the 1998 Plan in accordance with the automatic increase provisions. Additionally, in July 2001, the Company’s stockholders approved an increase of 1,000,000 shares of common stock under the 1998 Plan, as well as various other amendments to the 1998 Plan. In no event, however, may any one participant in the 1998 Plan receive option grants, separately exercisable stock appreciation rights or direct stock issuances for more than 1,000,000 shares of common stock in the aggregate per calendar year.

     For all options granted under the 1998 Plan, the vesting, exercise prices and other terms of the options are fixed by the Compensation Committee or Secondary

Committee, as applicable. Options are granted at prices not less than the fair market value on the date of grant for incentive stock options and not less than 85% of the fair market value for non-statutory stock options. These options generally expire ten years from the date of grant and vest ratably over a three-year period. If any options are exercised before becoming vested, the holder can not sell or vote the shares until such shares have vested. If the holder leaves the Company before the options are fully vested, the Company has the right to repurchase unvested options at the employee’s original exercise price.

     In May 2001, the Company’s Board of Directors adopted a stock option program (the “Program”) outside of the Company’s 1998 Plan pursuant to which options exercisable for up to 1,000,000 shares of common stock may be granted. Under the Program, the Board of Directors authorized a special purpose committee of the Board of Directors to administer the Program. The special purpose committee may make option grants to individuals as inducements to enter employment with the Company or, to the extent otherwise allowed under Nasdaq rules, as inducements to continue their employment with the Company, provided that in either case the terms of such grants are substantially similar to the terms of the stock option grants made pursuant to the 1998 Plan. Additionally, under the Program, options may be granted with an exercise price below the market price on The Nasdaq National Market on the date of grant, provided the special purpose committee first obtains approval of such grants from either the Board of Directors or the Compensation Committee. Vesting, exercise prices and other terms of the options are fixed by the special committee. Generally, options vest in one-third increments over a three-year period and have a term of not more than ten years from the grant date. The Board of Directors or the Compensation Committee may, in either’s sole discretion and at any time, restrict or withdraw from the special purpose committee, as to any particular matters or categories of matters, the authority to make any or particular option grants under the Program.

     A summary of all employee option activity is set forth below:

		WEIGHTED
		AVERAGE
	NUMBER OF	EXERCISE
	SHARES	PRICE

Outstanding and exercisable, January 30, 1999	2,254,001	$8.75
Granted with exercise price at fair value (weighted average fair value of $4.98)	1,000,126	9.06
Exercised	(561,337)	1.27
Canceled	(282,992)	14.32

Outstanding and exercisable, January 29, 2000	2,409,798	11.00
Granted with exercise price at fair value (weighted average fair value of $2.25)	1,235,316	4.17
Exercised	(78,252)	1.54
Canceled	(623,902)	12.18

Outstanding and exercisable, February 3, 2001	2,942,960	8.06
Granted with exercise price at fair value (weighted average fair value of $1.99)	1,723,597	4.40
Granted with exercise price above fair value (weighted average fair value of $0.06)	205,000	6.00
Granted with exercise price below fair value (weighted average fair value of $1.57)	1,460,000	1.79
Exercised	(1,612,076)	1.68
Canceled	(882,703)	8.39

Outstanding and exercisable, February 2, 2002	3,836,778	$6.52

Vested at February 2, 2002	1,543,582

Available for future grant at February 2, 2002	2,454,491

Additional information regarding options outstanding as of February 2, 2002 is as follows:

		WEIGHTED
		AVERAGE	WEIGHTED		WEIGHTED
		REMAINING	AVERAGE		AVERAGE
RANGE OF	NUMBER	CONTRACTUAL	EXERCISE	NUMBER	EXERCISE
EXERCISE PRICES	OUTSTANDING	LIFE (YEARS)	PRICE	VESTED	PRICE

$ 0.00 - 0.33	20,000	8.92	$0.32	20,000	$0.32
$ 0.66 - 1.72	309,001	6.65	$1.30	209,438	$1.10
$ 2.00 - 2.94	585,414	9.08	$2.36	107,297	$2.66
$ 3.05 - 4.65	1,003,864	9.04	$4.25	139,167	$4.17
$ 5.00 - 7.25	1,009,307	9.26	$5.87	270,654	$5.89
$ 7.67 - 11.94	498,745	6.79	$10.42	409,846	$10.45
$12.38 - 14.50	53,456	7.28	$13.94	30,189	$14.50
$19.00 - 22.00	356,991	6.48	$19.86	356,991	$19.86

$0.66 - $30.38	3,836,778	8.36	$6.52	1,543,582	$9.39

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), requires the disclosure of pro forma net income had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely traded, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life 54 months in all three years; stock volatility considered to be 50% in 2001, 21% in 2000, and 50% in 1999; risk free interest rates of 2.28% in 2001, 4.90% in 2000, and 6.50% in 1999, and no dividends during the expected term. The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net income and per share amounts would have been as follows (dollars in thousands, except per share data):

	FISCAL YEAR ENDED

	FEBRUARY 2,	FEBRUARY 3,	JANUARY 29,
	2002	2001	2000

Net income (loss) available to common stockholders
As reported	$(36,684)	$(4,560)	$(3,040)
Pro-forma	(37,855)	(5,924)	(5.547)
Net Income (loss) per share:
Basic and diluted, as reported	(1.57)	(0.27)	(0.18)
Basic and diluted, proforma	(1.62)	(0.35)	(0.33)

Employee Stock Purchase Plan

     In April 1998, the Company’s Board of Directors adopted the 1998 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan is designed to allow eligible employees, based on specified length of service requirements, of the Company and participating subsidiaries to purchase shares of common stock, at semi-annual intervals, through their periodic payroll deductions under the Purchase Plan. A reserve of 475,000 shares of common stock has been established for this purpose. Individuals who are eligible employees may enter the Purchase Plan twice yearly and payroll deductions may not exceed 15% of total cash earnings. The purchase price per share will equal 85% of the lower of (i) the fair market value of the common stock on the participant’s entry date into the offering period or (ii) the fair market value on the semi-annual purchase date. During fiscal 2001, 2000 and 1999, employees purchased approximately 116,191 shares,89,856 shares and 96,592 shares, respectively, of the Company’s common stock under the Purchase Plan at weighted average per-share prices of $1.33, $4.89 and $11.10, respectively. Through February 2, 2002, approximately 302,639 shares had been issued under the Purchase Plan and 172,361 shares remained available for future issuance.

     The Board of Directors may at any time alter, suspend or discontinue the Purchase Plan. However, certain amendments to the Purchase Plan may require stockholder approval.

(7) EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) plan for its employees who meet certain service and age requirements. Participants may contribute up to 15% of their salaries to a maximum of $10,000 and qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. In November 1997, the Company began matching 10% of the employees’ contribution up to a maximum of 4% of their base salary. The Company contributed $264,576, $221,977 and $56,827 in the years ended February 2, 2002, February 3, 2001, and January 29, 2000, respectively.

(8) OTHER RELATED PARTY TRANSACTIONS

     The Company leases a store from the Chairman of the Board of Directors and his spouse and a partnership of which the Chairman is a partner. For the fiscal years ended February 2, 2002, February 3, 2001, and January 29, 2001, rents of $65,657, $65,657, and $64,222 were paid in the aggregate to the Chairman and the partnership, respectively. The lease term expires on May 31, 2004 and there are no renewal options.

     In connection with the preferred stock financing completed in March 2001, Mr. Friedman purchased 455 shares of the Series A and 545 shares of the Series B preferred stock for an aggregate purchase price of $1 million. In addition, as part of Mr. Friedman’s compensation package, we sold Mr. Friedman 571,429 shares of common stock at $1.75 per share and Mr. Friedman exercised his option to purchase 1.2 million shares of common stock at $1.75 per share for an aggregate sales price of approximately $3.1 million. In connection with this sale of preferred and common stock to Mr. Friedman, we also made a loan to Mr. Friedman in the amount of $2.05 million. All of the loan proceeds were used by Mr. Friedman to purchase a portion of this stock. The loan is a full recourse loan and is secured by shares of the common stock and preferred stock purchased by Mr. Friedman. This loan is evidenced by a note, dated March 22, 2001. Pursuant to the terms of the note, the interest rate on the outstanding principal amount of the loan is 8.5% per annum, payable on the first, second and third anniversaries of the date of the note. The principal is due on March 22, 2004 but the due date may be accelerated due to a number of factors, including, failure to make payments due under the note, expiration of the six-month period following the date Mr. Friedman ceases to be an employee of the Company as a result of termination by the Company for cause, or 90 days after the closing of an acquisition of the Company.

(9) COMMITMENTS AND CONTINGENCIES

     The Company is a party to various legal claims, actions and complaints. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.

(10) SEGMENT REPORTING

     The Company classifies its business interests into three identifiable segments: retail, direct-to-customer and furniture manufacturing. The retail segment includes revenue and expense associated with the 104 retail locations. The direct to customer segment includes revenue and expenses associated with catalog and Internet sales. The furniture manufacturing segment includes all revenue and expense associated with our wholly-owned furniture manufacturer, The Michaels Furniture Co. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1). The Company evaluates performance and allocates resources based on income from operations which excludes unallocated corporate general and administrative costs. Certain segment information, including segment assets, asset expenditures and related depreciation expense, is not presented as all assets of the Company are commingled and are not available by segment.

     Financial information for the Company’s business segments is as follows:

	FISCAL YEAR ENDED

	FEBRUARY 2,	FEBRUARY 3,	JANUARY 29,
	2002	2001	2000

Net sales
Retail	$332,783	$342,687	$279,225
Direct-to-customer	33,647	22,554	12,785
Furniture manufacturing	16,001	19,980	26,376
Intersegment furniture sales	(15,958)	(18,985)	(19,484)

Consolidated net sales	$366,473	$366,236	$298,902

Income from operations
Retail	5,413	42,735	26,837
Direct-to-customer	1,751	278	(257)
Furniture manufacturing	(963)	(1,799)	2,494
Unallocated	(40,278)	(40,449)	(29,505)
Intersegment income from operations	(2,394)	(938)	(2,923)

Consolidated income (loss) from operations	(36,471)	$(173)	$(3,354)

(11) ACQUISITION OF THE MICHAELS FURNITURE COMPANY

     On March 20, 1998, the Company acquired 100% of the outstanding stock of The Michaels Furniture Company, Inc., a privately-owned manufacturer of wood furniture, from its sole shareholder and then-current President, Michael Vermillion. The Michaels acquisition was accounted for under the purchase method of accounting and all acquired assets and liabilities were recorded at their estimated fair market values.

     Consideration given for the Michaels’ stock consisted of an initial cash payment of $5.0 million at March 20, 1998, the date of the closing of the acquisition. Additionally, the Company was required to pay Mr. Vermillion contingent cash consideration based on a percentage of Michaels’ earnings before interest, taxes, depreciation and amortization (“EBITDA”). For the fiscal years ended February 3, 2001, January 29, 2000 and January 30,1999, EBITDA based payments of $80,000, $592,000 and $647,000, respectively, were paid as additional purchase price to Mr. Vermillion. The period for additional consideration ended at February 3, 2001, and, as a result, no further consideration has been paid to Mr. Vermillion.

     The Company leases the manufacturing operations buildings from Mr. Vermillion. For each of the years ended February 2, 2002, February 3, 2001 and January 29, 2000, rental payments of $346,560 were paid to Mr. Vermillion in each year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

     Certain information required by Part III is omitted from this annual report in that we will have filed our definitive proxy statement pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this annual report and certain information is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to our executive officers and directors will be set forth in the sections with the captions “Executive Officers and Directors” and “Compliance with Section 16(a) of the Securities

Exchange Act” in our definitive proxy statement in connection with the annual meeting of stockholders to be held in July 2002. This information is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION AND OTHER INFORMATION

     Information relating to executive compensation will be set forth in the section with the caption “Executive Compensation and Other Information” in our definitive proxy statement. This information is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to the security ownership of our common stock by our management and other beneficial owners will be set forth in the section with the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement. This information is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to certain relationships and related transactions between our company and directors, executive officers and stockholders owning greater than five percent of any class of voting securities will be set forth in the sections with the captions “Employment Contracts, Termination of Employment and Change in Control Arrangements” and “Certain Relationships and Related Transactions herein” in our definitive proxy statement. This information is incorporated herein by reference.

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)		The following are filed as a part of this annual report on Form 10-K.

	1.	Index to Financial Statements
Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows

	2.	Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

	3.	Exhibits

The exhibits filed as part of this Form 10-K are listed in the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

     (b)  Reports on Form 8-K:

(a) The Company filed an amendment to a Form 8-K on January 18, 2002, announcing that it had completed an equity financing in November 2001 for an aggregate consideration to the Company of approximately $17.5 million.
(b) The Company filed a Form 8-K on January 15, 2002, announcing the Company’s holiday comparable store sales results.
(c) The Company filed a Form 8-K on November 21, 2001, announcing the Company’s third quarter results.
(d) The Company filed a Form 8-K on November 20, 2001, announcing the appointment of Kevin Shahan as the Company’s new Chief Financial Officer.
(e) The Company filed a Form 8-K on November 8, 2001, announcing the Company’s third quarter sales results.
(f) The Company filed a Form 8-K on November 7, 2001, announcing that it entered into a stock purchase agreement with a number of investors for the sale of its common stock for an aggregate consideration of approximately $17.5 million.
(g) The Company filed a Form 8-K on November 6, 2001, announcing the incorporation by reference of the full text of the section titled “Risk Factors” that was included in the Company’s Amendment No. 1 to its registration statement on Form S-3 (Registration No. 333-70624).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Corte Madera, State of California on this 3 day of May, 2002.

RESTORATION HARDWARE, INC.

By:	/s/ GARY G. FRIEDMAN

Gary G. Friedman President and Chief Executive Officer (Principal Executive Officer) Date: May 3, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ STEPHEN J. GORDON Stephen J. Gordon	Chairman	May 3, 2002

/s/ GARY G. FRIEDMAN Gary G. Friedman	President, Chief Executive Officer and Director	May 3, 2002

/s/ KEVIN W. SHAHAN Kevin W. Shahan	Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	May 3, 2002

/s/ THOMAS W. BAZZONE Thomas W. Bazzone	Executive Vice President, Chief Operating Officer, Assistant Secretary and Officer and Director	May 3, 2002

/s/ DAMON H. BALL Damon H. Ball	Director	May 3, 2002

/s/ ROBERT E. CAMP Robert E. Camp	Director	May 3, 2002

/s/ RAYMOND C. HEMMIG Raymond C. Hemmig	Director	May 3, 2002

/s/ GLENN J. KREVLIN Glenn J. Krevlin	Director	May 3, 2002

/s/ MARK J. SCHWARTZ Mark J. Schwartz	Director	May 3, 2002

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

AS OF AND FOR THE FISCAL YEARS ENDED FEBRUARY
2, 2002, FEBRUARY 3, 2001 AND JANUARY 29, 2000
(Dollars in Thousands)

Column A	Column B	Column C		Column D	Column E

		Additions
	Balances at	Charged to	Charged to		Balances at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period

AMOUNTS DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
Year ended January 29, 2000 Inventory reserves(1)	$130	$4,115	$—	$(4,125)	$120
Year ended February 3, 2001 Inventory reserves(1)	120	4,149	—	(3,062)	1,207
Year ended February 2, 2002 Inventory reserves(1)	1,207	9,425	—	(4,131)	6,501

(1)	Amounts include reserves for shortages, damaged goods, and reductions in inventory to record inventory at its net realizable value.

EXHIBIT INDEX

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation, as amended(1)

3.2	Bylaws, as amended to date(2)

4.1	Reference is made to Exhibit 3.1

4.2	Reference is made to Exhibit 3.3

4.3	Specimen Common Stock Certificate(3)

4.4	Specimen Series A Preferred Stock Certificate(4)

4.5	Specimen Series B Preferred Stock Certificate(4)

4.6	Certificate of Designation of Series A and Series B Preferred Stock(4)

4.7	Consent and Waiver Regarding Additional Financing(5)

4.8	Amended and Restated Letter Agreement, dated as of March 21, 2001, by and among certain holders of Series A preferred stock(6)

+10.1	Form of 1995 Stock Option Plan(3)

+10.2	Form of 1998 Stock Incentive Plan(3)

+10.3	Form of 1998 Employee Stock Purchase Plan(3)

10.4	Form of Indemnity Agreement for Officers and Directors(3)

10.5	Restated Investors Rights Agreement, dated May 16, 1997, among Restoration Hardware, Inc., the Founders and Common Stock Warrantholders, Series D Warrantholders and Common Stock Holders and Investors(3)

10.6	Stock Purchase Agreement, dated March 20, 1998, between Restoration Hardware, Inc. and Michael Vermillion(3)

10.7	Supply Agreement, dated March 20, 1998, between Restoration Hardware, Inc., Michaels Concepts in Wood, Inc. and Michael Vermillion(3)

10.8	Lease Agreement, dated May 4, 1994, between Restoration Hardware, Inc. and Stephen and Christine Gordon(3)

10.9	Commercial Lease and Deposit Receipt, dated October 18, 1994, and Addenda, dated October 20, 1994 and November 21, 1994, between the Restoration Hardware, Inc. and H. Koch and Sons(3)

10.10	Office Lease, dated February 21, 1997, between Restoration Hardware, Inc. and Paradise Point Partners(3)

10.11	Standard Industrial/Commercial Multi-Tenant Lease, dated May 12, 1997, between Restoration Hardware, Inc. and Mortimer B. Zuckerman(3)

10.12	Fourth Amended and Restated Loan and Security Agreement, dated April, 1998(3)

10.13	Second Amendment to the Fourth Amended and Restated Loan and Security Agreement, dated October, 1998(2)

10.14	Fifth Amended and Restated Loan and Security Agreement, dated February 2, 2000(7)

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

10.15	First Amendment to the Fifth Amended and Restated Loan and Security Agreement, dated March 31, 2000(8)

10.16	Sixth Amended and Restated Loan and Security Agreement, dated September 27, 2000(9)

10.17	Warrant Agreement, dated as of September 27, 2000, by and among Restoration Hardware, Inc., Goldman Sachs & Co., and Enhanced Retail Funding, LLC(10)

10.18	Amended and Restated Investors Rights Agreement, dated as of March 21, 2001, between Restoration Hardware, Inc. and the Series A and B Preferred Stock Investors(4)

10.19	Amended and Restated Series A and B Preferred Stock Purchase Agreement, dated as of March 21, 2001, between Restoration Hardware, Inc. and the Series A and B Preferred Stock Investors(4)

10.20	Third Amendment to the Sixth Amended and Restated Loan and Security Agreement, dated as of March 21, 2001(4)

10.30	Offer of Employment Letter for Mr. Gary G. Friedman dated as of March 15, 2001(4)

10.31	Compensation and Severance Agreement between Restoration Hardware, Inc. and Gary G. Friedman, effective as of March 21, 2001(4)

10.32	Stock Pledge Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 22, 2001(4)

10.33	Stock Purchase Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 18, 2001(4)

10.34	Early Exercise Stock Purchase Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 18, 2001(4)

10.35	Note Secured by Stock between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 22, 2001(4)

10.36	Notice of Grant of Stock Option for Gary G. Friedman(4)

10.37	Stock Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 18, 2001(4)

10.38	Separation Agreement and Release between Restoration Hardware, Inc. and Thomas Christopher, dated as of March 20, 2001(11)

10.39	Amended and Restated Promissory Note by and among Restoration Hardware, Inc., Thomas Christopher and Barbara Christopher, dated as of May 1, 2001(11)

10.40	Severance Agreement between Restoration Hardware, Inc. and Stephen J. Gordon, effective as of March 21, 2001(11)

10.41	Stock Purchase Agreement, dated as of May 17, 2001, by and among Restoration Hardware, Inc. and certain investors named therein(12)

10.42	Offer Letter, dated June 26, 2001, from Restoration Hardware, Inc. to Tom Bazzone(13)

10.43	Fourth Amendment to the Fourth Amended and Restated Loan and Security Agreement, dated October 15, 1999(14)

+10.44	Amended and Restated 1998 Stock Incentive Plan(15)

+10.45	Form of Non-Plan Notice of Grant of Stock Option and Stock Option Agreement(16)

10.46	Stock Purchase Agreement, dated as of November 6, 2001, by and among Restoration Hardware, Inc. and certain investors named therein(17)

*10.47	Employment Offer Letter between Restoration Hardware, Inc. and Kevin Shahan, dated November 4, 2001

*10.48	Option Agreement between Restoration Hardware, Inc. and Kevin Shahan, dated December 3, 2001

*10.49	Option Agreement between Restoration Hardware, Inc. and Tom Bazzone, dated July 16, 2001

*10.50	Fourth Amendment to the Sixth Amended and Restated Loan and Security Agreement, dated September 27, 2001

21	List of Subsidiaries(8)

*23.1	Consent of Independent Auditors

(1)	Incorporated by reference to the exhibit with the exhibit number 3.1 filed with the registrant’s Form 8-K filed with the Securities and Exchange Commission on October 24, 2001.

(2)	Incorporated by reference to the exhibit with the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed with the Securities and Exchange Commission on December 15, 1998.

(3)	Incorporated by reference to the exhibit with the same number filed with the Company’s Registration Statement on Form S-1 (File No. 333-51027) filed with the Securities and Exchange Commission on June 17, 1998.

(4)	Incorporated by reference to the exhibit with the same number filed with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2001.

(5)	Incorporated by reference to the exhibit with the exhibit number 10.2 filed with the registrant’s Form 8-K filed with the Securities and Exchange Commission on May 23, 2001.

(6)	Incorporated by reference to the exhibit with the exhibit number 4.9 filed with the registrant’s Registration Statement on Form S-3 with the Securities and Exchange Commission on January 4, 2002.

(7)	Incorporated by reference to the exhibit with the exhibit number 10.12 filed with the registrant’s Annual Report on Form 10-K for the year ended January 29, 2000 filed with the Securities and Exchange Commission on April 27, 2000.

(8)	Incorporated by reference to the exhibit with the exhibit number 10.12 filed with the registrant’s Annual Report on Form 10-K for the year ended January 29, 2000 filed with the Securities and Exchange Commission on April 27, 2000.

(9)	Incorporated by reference to the exhibit with the exhibit number 10.12 filed with the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2000 filed with the Securities and Exchange Commission on December 12, 2000.

(10)	Incorporated by reference to the exhibit with the exhibit number 10.14 filed with the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2000 filed with the Securities and Exchange Commission on December 12, 2000.

(11)	Incorporated by reference to the exhibit with the same number filed with the Company’s Annual Report on Form 10-K for the year ended February 3, 2001 filed with the Securities and Exchange Commission on May 4, 2001.

(12)	Incorporated by reference to the exhibit with the exhibit number 10.1 filed with the registrant’s Form 8-K filed with the Securities and Exchange Commission on May 23, 2001.

(13)	Incorporated by reference to the exhibit with the exhibit number 10.2 filed with the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2001, filed with the Securities and Exchange Commission on September 18, 2001.

(14)	Incorporated by reference to the exhibit with the exhibit number 10.18 filed with the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 1999, filed with the Securities and Exchange Commission on December 14, 1999.

(15)	Incorporated by reference to the exhibit with the exhibit number 99.1 filed with the registrant’s registration statement on S-8 filed with the Securities and Exchange Commission on October 26, 2001.

(16)	Incorporated by reference to the exhibit with the exhibit number 10.42 filed with the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 3, 2001, filed with the Securities and Exchange Commission on December 18, 2001.

(17)	Incorporated by reference to the exhibit with the exhibit number 10.1 filed with the registrant’s Form 8-K filed with the Securities and Exchange Commission on January 18, 2002.

+	Management contract, compensatory plan or arrangement.

*	Filed herewith.