Form 10-Q
period 2002-05-04
RESTORATION HARDWARE INC
filed 2002-06-18
CIK 863821

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 4, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ____________.

Commission file number 000-24261

RESTORATION HARDWARE, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	68-0140361 (IRS Employer Identification No.)

15 KOCH ROAD, SUITE J, CORTE MADERA, CA (Address of Principal Executive Offices)	94925 (Zip Code)

(415) 924-1005
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes [X]     No [   ]

As of June 13, 2002, 29,792,138 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

1 of 22

FORM 10-Q

FOR THE QUARTER ENDED MAY 4, 2002

2 of 22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RESTORATION HARDWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)

	May 4,	February 2,	May 5,
	2002	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$2,225	$22,285	$2,783
Accounts receivable	5,007	3,278	5,240
Merchandise inventories	78,247	62,070	91,129
Prepaid expense	16,991	13,800	8,876

Total current assets	102,470	101,433	108,028
Property and equipment, net	96,760	87,934	110,563
Goodwill	4,560	4,560	4,722
Other assets	18,949	12,817	13,029

Total assets	$222,739	$206,744	$236,342

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$47,119	$34,909	$44,590
Current portion of deferred lease incentives	4,692	4,507	4,622
Revolving line of credit, net of debt issuance costs	8,475	—	3,805
Deferred revenue	3,623	2,855	3,640
Other current liabilities	8,966	9,183	8,555

Total current liabilities	72,875	51,454	65,212
Long-term line of credit, net of debt issuance costs	—	—	29,695
Long-term portion of deferred lease incentives	37,211	37,101	41,286
Deferred rent	13,114	12,703	11,347
Other long-term obligations	142	3,236	2,060

Total liabilities	123,342	104,494	149,600
Series A redeemable convertible preferred stock, $.0001 par value, 28,037, shares designated on March 21, 2001 13,470, 14,320 and 6,820 shares issued and outstanding, respectively, aggregate liquidation preference and redemption value of $15,089 at May 4, 2002	13,529	14,106	6,390
Series B redeemable convertible preferred stock, $.0001 par value, 21,217 shares designated on March 21, 2001 0, 0 and 8,180 shares issued and outstanding, respectively, no aggregate liquidation preference at May 4, 2002	—	—	6,979
Common stock, $.0001 par value; 60,000,000 shares authorized; 29,756,454, 28,827,883, and 19,243,710 issued and outstanding, respectively	147,686	143,059	99,796
Stockholder loan	(2,050)	(2,050)	(2,050)
Foreign currency translation adjustment	146	(159)	19
Accumulated deficit	(59,914)	(52,706)	(24,392)

Total stockholders’ equity	85,868	88,144	73,373
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$222,739	$206,744	$236,342

See Notes to Condensed Consolidated Financial Statements.

3 of 22

RESTORATION HARDWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended

	May 4, 2002	May 5, 2001

Net sales	$69,377	$70,659
Cost of sales and occupancy	58,489	56,791

Gross profit	10,888	13,868
Selling, general and administrative	27,070	22,499

Loss from operations	(16,182)	(8,631)
Interest expense	(576)	(1,505)
Change in fair value of warrants	(278)	(1,480)
Interest income	83	26

Loss before income taxes	(16,953)	(11,590)
Income tax benefit	10,103	4,165

Net loss	(6,850)	(7,425)
Preferred shareholder return:
Dividends	(358)	(286)
Beneficial conversion charges	—	(659)

Loss available to common shareholders	$(7,208)	$(8,370)

Loss per common share-basic and diluted	($0.25)	($0.46)
Weighted average shares outstanding-basic and diluted	29,246	18,109

See Notes to Condensed Consolidated Financial Statements.

4 of 22

RESTORATION HARDWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Three Months Ended

	May 4, 2002	May 5, 2001

Cash flows from operating activities:
Net loss	$(6,850)	$(7,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,870	3,060
Change in fair value of warrants	278	1,477
Deferred income taxes	(6,157)	(4,165)
Other	—	(479)
Changes in assets and liabilities:
Accounts receivable	(1,733)	4,329
Merchandise inventories	(16,192)	(6,027)
Prepaid expenses and other assets	(5,310)	(1,775)
Accounts payable and accrued expenses	12,368	1,269
Deferred revenue	768	(2,758)
Other current liabilities	(215)	(1,223)
Deferred rent	413	710
Deferred lease incentives and other long-term liabilities	299	565

Net cash used in operating activities	(17,461)	(12,442)
Cash flows from investing activities:
Proceeds from store closing agreements	—	4,000
Capital expenditures	(13,181)	(647)

Net cash provided by (used in) investing activities	(13,181)	3,353
Cash flows from financing activities:
Net proceeds from private placement of preferred stock	—	13,870
Borrowings (repayments) under revolving line of credit — net	10,164	(4,673)
Debt issuance costs	—	(1,065)
Other long-term obligations	(415)	(29)
Issuance of common stock	560	1,136

Net cash provided by financing activities	10,309	9,239
Effects of foreign currency exchange rate translation on cash	273	23
Net increase (decrease) in cash and cash equivalents	(20,060)	173
Cash and cash equivalents:
Beginning of period	22,285	2,610

End of period	$2,225	$2,783

Non-Cash Transactions:
Conversion of Preferred Series A stock to common stock	$935	$—
Exercise of warrants	$2,956	$—
Stockholder loan	$—	$2,050
Beneficial conversion feature — preferred stock	$—	$767
Beneficial conversion charge — preferred stock	$—	$659
Dividends attributable to preferred stock	$358	$286

See Notes to Condensed Consolidated Financial Statements.

5 of 22

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MAY 4, 2002 AND MAY 5, 2001

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

     Restoration Hardware, Inc., a Delaware corporation, together with its subsidiaries, is a specialty retailer of high-quality home furnishings, decorative accessories and hardware. These products are sold through retail locations, catalogs and the Internet. As of May 4, 2002, we operated 105 retail stores in 31 states, the District of Columbia and Canada.

Basis of Presentation

     The accompanying interim condensed consolidated financial statements have been prepared from our records without audit and, in management’s opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at May 4, 2002 and May 5, 2001 and results of operations and cash flows for the three months ended May 4, 2002 and May 5, 2001. The balance sheet at February 2, 2002, as presented, has been derived from our audited financial statements for the fiscal year then ended. Certain reclassifications have been made to the fiscal 2001 presentation to conform to the fiscal 2002 presentation, including the reclassification of distribution-center-to-store freight and third party warehousing costs from selling, general and administrative expenses to cost of sales and occupancy.

     Our accounting policies are described in Note 1 to the audited consolidated financial statements included in our Form 10-K for the fiscal year ended February 2, 2002. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the interim condensed consolidated financial statements. You should read the interim condensed consolidated financial statements in conjunction with the audited consolidated financial statements, including the notes, for the fiscal year ended February 2, 2002.

     The results of operations for the three months presented in this Form 10-Q are not necessarily indicative of the results to be expected for the full year.

2. RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). In accordance with the adoption of SFAS No. 142 in the first quarter of fiscal 2002, we no longer amortize goodwill, and will test goodwill for impairment under the new fair value approach. We have not yet determined the impact that the testing of goodwill will have on our financial position.

     As required by SFAS No. 142, the results for the prior year’s quarter have not been restated to reflect the non-amortization provision. A reconciliation of net loss available to shareholders and loss per common share as if SFAS No. 142 had been adopted is presented below for the thirteen weeks ended May 4, 2002 and May 5, 2001.

	Thirteen weeks ended

	May 4, 2002	May 5, 2001

Net loss available to common shareholders:
Reported net loss available to common shareholders	$(7,208)	$(8,370)
Goodwill amortization, net of tax effect	—	35

Adjusted net loss available to common shareholders	$(7,208)	$(8,335)

Basic and diluted loss per common share:
Reported loss per share	$(0.25)	$(0.46)
Goodwill amortization, net of tax effect	—	—

Adjusted loss per common share	$(0.25)	$(0.46)

6 of 22

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). This statement supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 became effective for us on February 3, 2002. The adoption of this standard did not have a material effect on our financial position or results of operations.

3. REVOLVING LINE OF CREDIT AND DEBT

     We have in place a credit facility with an overall commitment of $80.0 million, of which $20.0 million is available for letters of credit. The availability of credit at any given time under the credit facility is limited by reference to a borrowing base formula based upon numerous factors, including eligible inventory and eligible accounts receivable. The amount available under the credit facility is typically much less than the $80.0 million stated maximum limit of the facility. For example, as of May 4, 2002, in addition to outstanding borrowings and letter of credit obligations, we had availability of $14.8 million. The credit facility contains various restrictive covenants, including limitations on annual capital expenditures, the incurrence of additional debt, the acquisition of other businesses and the payment of dividends and other distributions. As of May 4, 2002, the Company had $10.2 million outstanding under the line of credit, (before unamortized debt issuance costs of $1.7 million), and $11.6 million in outstanding letters of credit. Interest is paid monthly at the bank’s reference rate or LIBOR plus a margin. As of May 4, 2002, the bank’s reference rate was 6.75% and the LIBOR plus margin rate was 5.35%. The credit facility expires on June 30, 2003.

     In connection with the September 2000 amendment of our credit facility, we issued warrants to purchase common stock to some of the lenders under the facility. As of February 2, 2002, approximately 405,000 of warrants at exercise prices of $3.75 and $2.00 per share remained outstanding. During the first quarter of fiscal 2002, all of these remaining warrants were net exercised on a cashless basis. The fair value of the warrants as of the exercise date was calculated using the Black-Scholes model, with the following assumptions: expected life of 1.7 years, stock volatility considered to be 50%, risk free interest rate of 2.3%, and no dividends during the expected term. The valuation of the warrants from the end of the prior fiscal year to their exercise dates resulted in additional expense of $278,000.

4. INCOME TAXES

     Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”), requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally take into account all expected future events except for changes in tax laws or rates, which are not permitted to be considered. Additionally, SFAS No. 109 allows deferred tax assets to be recognized only to the extent such deferred tax assets are more likely than not to be realized. During the first quarter of fiscal 2002, the Job Creation and Worker Assistance Act of 2002 was enacted into law. Among other things, this law provided for an extended carryback period from two years to five years for losses generated in fiscal years 2001 and 2002. As a result of this extended carryback period, we will be able to carryback and realize $4.0 million in net operating losses. As a result of the change in the law, we re-evaluated our deferred tax assets as of our fiscal quarter end on May 4, 2002 and, consequently, we reduced our valuation allowance at May 4, 2002 from $7.0 million to $3.0 million, reflective of a change of $4.0 million.

5. EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents (stock options, convertible preferred stock and warrants) outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if options or warrants to issue common stock were exercised, or convertible preferred stock was converted into common stock. The following table reflects the potential dilutive effects of securities that were excluded from the diluted earnings per share calculation because their inclusion in net loss periods would be anti-dilutive to earnings per share:

	13 weeks ended

	May 4, 2002	May 5, 2001

Common stock issuable upon conversion of the Series A preferred stock	6,747,822	7,500,000
Common stock subject to outstanding stock options	1,476,797	413,552
Common stock subject to outstanding warrants	—	551,336

7 of 22

The above stock options represent only those stock options whose exercise prices are less than the average market price of the stock for the quarter.

6. SEGMENT REPORTING

     We classify our business interests into three identifiable segments: retail; direct-to-customer; and furniture manufacturing. The retail segment includes revenue and expense associated with our 105 retail locations. The direct-to-customer segment includes all revenue and expense associated with catalog and Internet sales. The furniture manufacturing segment includes all revenue and expense associated with our wholly-owned furniture manufacturer, The Michaels Furniture Company, Inc. We evaluate performance and allocate resources based on income from operations, which excludes unallocated corporate general and administrative costs. Certain segment information, including segment assets, asset expenditures and related depreciation expense, is not presented as all of our assets are commingled and are not available by segment.

     Financial information for our business segments is as follows (dollars in thousands):

	Three Months Ended

	May 4, 2002	May 5, 2001

Net sales
Retail	$62,797	$64,392
Direct-to-customer	6,563	6,236
Furniture manufacturing	4,006	5,709
Intersegment furniture sales	(3,989)	(5,678)

Consolidated net sales	$69,377	$70,659

Loss from operations
Retail	$(4,629)	$1,369
Direct-to-customer	293	(158)
Furniture manufacturing	(80)	404
Unallocated	(11,028)	(9,394)
Intersegment loss from operations	(738)	(852)

Consolidated loss from operations	$(16,182)	$(8,631)

8 of 22

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THE THIRTEEN WEEKS (FIRST QUARTER) ENDED MAY 4, 2002 AS COMPARED TO THE THIRTEEN WEEKS (FIRST QUARTER) ENDED MAY 5, 2001

Net Sales

     Net sales consist of the following components:

	FIRST		FIRST
	QUARTER	% OF	QUARTER	% OF
	2002	TOTAL	2001	TOTAL

	(IN THOUSANDS, EXCEPT PERCENTAGES)
Retail sales	$62,797	90.5%	$64,392	91.1%
Direct-to-customer	6,563	9.5%	6,236	8.9%
Furniture manufacturing	17	0.0%	31	0%

Total net sales	$69,377	100%	$70,659	100.0%

     Net sales for the first quarter of fiscal 2002 decreased $1.3 million or 1.8%, from net sales for the first quarter of fiscal 2001. Net sales amounts include shipping fees of $1.5 million for the first quarter of fiscal 2002 and $1.4 million for the first quarter of fiscal 2001. The furniture manufacturing net sales include only such sales made to employees of The Michaels Furniture Company, Inc. The decrease in net sales in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001 is principally due to the closure of 3 underperforming retail locations in fiscal 2001, partially offset by a 0.4% increase in comparable store sales and modest growth in the direct-to-customer division. As of May 4, 2002, we operated 105 stores in 31 states, the District of Columbia and Canada.

Retail Sales

	2002	2001

	(IN THOUSANDS EXCEPT PERCENTAGES, SQUARE-FOOT AMOUNTS AND RETAIL STORES DATA)
Retail sales	$62,797	$64,392
Retail growth percentage	(2.5%)	0.4%
Comparable store sales growth	0.4%	(11.4%)
Number of stores at beginning of period	104	106
Number of stores opened	1	1
Number of stores closed	—	(1)
Number of stores at end of period	105	106
Store selling sq. ft. at end of period	688,634	695,972

     Retail sales in the first quarter of 2002 decreased 2.5% as compared to the same period of the prior year. The sales decrease was primarily attributable to the closure of 3 stores in the first half of fiscal 2001, partially offset by a 0.4% increase in comparable store sales. Comparable store sales are defined as sales from stores whose gross square footage did not change by more than 20% in the previous 12 months and which have been open at least 12 full months. Stores generally become comparable in their 14th full month of operation. In any given period, the set of stores comprising comparable stores may be different from the set of the comparable stores in the previous period, depending on when stores were opened.

     In connection with our repositioning strategy, during the first quarter we remodeled substantially all of our stores and introduced a premium-positioned line of textiles and bath hardware and accessories.

Direct-to-Customer

     Direct-to-customer sales consist of catalog and Internet sales. Net direct-to-customer sales in the first quarter of fiscal 2002

9 of 22

increased 5.2% as compared to the first quarter of 2001.

     During the first quarter of fiscal 2002, 5.1 million catalogs were circulated, an increase of 31.4% from 3.5 million in the first quarter of fiscal 2001. Of the 5.1 million catalogs mailed in the first quarter of 2002, 3.8 million were not mailed until the middle of fiscal April, and therefore did not significantly contribute to first quarter revenues.

     The number of total catalogs mailed into retail trade areas in the first quarter of fiscal 2002 increased 46.1%, to 3.4 million from 1.8 million during the first quarter of 2001, and the number of catalogs mailed into non-trade areas remained approximately the same for both periods at 1.7 million. We believe that the strategy of mailing catalogs into retail trade areas increases customer traffic in our stores and enhances the overall brand image. In April of 2002, in connection with our repositioning strategy, we redesigned our catalog and launched a new website to enhance the overall customer experience.

Furniture Manufacturing

     The Michaels Furniture Company, Inc. is our wholly-owned furniture manufacturing company. It is located in Sacramento, California. Furniture produced at The Michaels Furniture Company, Inc. is sold through our sales channels or to employees. There are no sales to third party customers.

COST OF SALES AND OCCUPANCY

     Cost of sales and occupancy expenses expressed as a percentage of net sales increased 3.9%, to 84.3% in the first quarter of fiscal 2002 from 80.4% in the first quarter of fiscal 2001. Approximately 2/3 of this unfavorable increase was due to markdowns incurred in connection with the final clearance of merchandise replaced or eliminated as a result of our merchandise repositioning strategy. The remainder of the increase primarily resulted from one-time additional occupancy expenses arising from the accelerated depreciation of store fixtures replaced in connection with our store remodeling program.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses expressed as a percentage of net sales increased 7.2%, to 39.0% in the first quarter of 2002 from 31.8% in the first quarter of fiscal 2001. More than one half of the increase resulted from expenses associated with the April launch of our repositioning strategy, including advertising, store display and other marketing expenses, training expenses and increased store payroll in connection with our remodeling and re-merchandising activity. Additionally, approximately one quarter of the increase resulted from professional fees incurred in connection with the implementation of our revised revenue recognition policy for sales of furniture delivered to customers.

INTEREST EXPENSE, CHANGE IN FAIR VALUE OF WARRANTS AND INTEREST INCOME

     Interest expense includes interest related to the amortization of debt issuance costs and interest on borrowings under our line of credit facility. Interest expense decreased $0.9 million, to $0.6 million in the first quarter of fiscal 2002, from $1.5 million in the first quarter of fiscal 2001. The decrease in interest expense is principally a result of a reduction in our average borrowings outstanding, to $3.7 million for the first quarter of fiscal 2002 from $38.4 million for the first quarter of fiscal 2001. The average interest rate during the first quarter of fiscal 2002 decreased to 6.2% from 12.2% for the same period in the prior fiscal year, primarily as a result of the paydown of two high-interest term loans in the second and fourth quarters of fiscal 2001. Amortization of deferred financing costs in the first quarter of fiscal 2002 increased to $0.5 million, from $0.3 million in the first quarter of fiscal 2001.

     The change in fair value of warrants decreased approximately $1.2 million, to $0.3 million in the first quarter of fiscal 2002 from $1.5 million in the first quarter of fiscal 2001. The warrants were originally issued in connection with the September 2000 amendment of our credit facility. As of May 4, 2002, all of the outstanding warrants had been exercised.

     Interest income, which consists of income from our short-term investments and notes receivable, increased to $83,000 in the first quarter of fiscal 2002 as compared to $26,000 in the first quarter of fiscal 2001. The increase was primarily attributable to an increase in short-term investments in the first quarter of fiscal 2002 as compared to the same period of fiscal 2001.

INCOME TAX BENEFIT

     Our income tax benefit for the first quarter of fiscal 2002 includes a partial reversal of a deferred tax valuation allowance established at the end of fiscal 2001. As a result of the Job Creation and Worker Assistance Act of 2002, enacted on March 9, 2002, $4.0 million of deferred tax assets became more likely than not to be realized, and was recognized as an additional tax benefit in the first quarter of fiscal 2002. As of May 4, 2002, a $3.0 million valuation allowance against deferred tax assets remained.

     Excluding the benefit from the partial reversal of the valuation allowance, our effective tax benefit rate was 36.0% in the first quarter of fiscal 2002, as compared to a tax benefit rate of 35.9% in the first quarter of fiscal 2001. These rates reflect the effect of

10 of 22

aggregate state tax rates based on a mix of retail sales and direct-to-customer sales in the various states in which we have sales revenue or conduct business.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flows

     Net cash used in operating activities in the first quarter of fiscal 2002 increased $5.1 million, to $17.5 million from $12.4 million in the first quarter of fiscal 2001. The increase resulted primarily from increased payments for merchandise inventories and increases in accounts receivable, partially offset by an increase in accounts payable and accrued expenses related to the timing of cash payments.

Investing cash flows

     Net cash provided by (used in) investing activities in the first quarter of fiscal 2002 changed $16.5 million, to a $13.2 million use of cash from a $3.3 million source of cash in the first quarter of fiscal 2001. During the first quarter of fiscal 2002, we remodeled substantially all of our retail locations, opened one new retail store in Durham, North Carolina, and redesigned our website, all of which was paid for from our short-term investments combined with borrowings under our credit facility. In contrast, during the first quarter of fiscal 2001, we signed agreements with a third party to cancel leases and close three of our under-performing stores. In April 2001, we received cash compensation of $4.0 million for the closing of our Soho, NY store, and in the second quarter of fiscal 2001, we received additional cash proceeds of $1.3 million for the closure of the other two locations. The total cash proceeds received approximated the net book value of the assets that were written off as part of the store closures.

Financing cash flows

     Net cash provided by financing activities in the first quarter of fiscal 2002 increased $1.1 million, to $10.3 million from $9.2 million in the first quarter of fiscal 2001. In the first quarter of fiscal 2002, substantially all of the cash provided by financing activities resulted from borrowings under our credit facility. In the first quarter of fiscal 2001, cash provided by financing activities resulted from the March 2001 preferred stock financing and common stock issuances, which provided approximately $15 million in net proceeds, partially offset by approximately $4.7 million net payments on our line of credit and approximately $1.1 million in debt issuance costs.

     We have in place a credit facility with an overall commitment of $80.0 million, of which $20.0 million is available for letters of credit. The availability of credit at any given time under the credit facility is limited by reference to a borrowing base formula based upon numerous factors, including eligible inventory and eligible accounts receivable. The amount available under the credit facility is typically much less than the $80.0 million stated maximum limit of the facility. For example, as of May 4, 2002, in addition to outstanding borrowings and letter of credit obligations, we had availability of $14.8 million. The credit facility contains various restrictive covenants, including limitations on annual capital expenditures, the incurrence of additional debt, the acquisition of other businesses and the payment of dividends and other distributions. As of May 4, 2002, the Company had $10.2 million outstanding under the line of credit, (before unamortized debt issuance costs of $1.7 million), and $11.6 million in outstanding letters of credit. Interest is paid monthly at the bank’s reference rate or LIBOR plus a margin. As of May 4, 2002, the bank’s reference rate was 6.75% and the LIBOR plus margin rate was 5.35%. The credit facility expires on June 30, 2003.

     In connection with the September 2000 amendment of our credit facility, we issued warrants to purchase common stock to some of the lenders under the facility. As of February 2, 2002, approximately 405,000 of warrants at exercise prices of $3.75 and $2.00 per share remained outstanding. During the first quarter of fiscal 2002, all of these remaining warrants were net exercised on a cashless basis. The fair value of the warrants as of the exercise date was calculated using the Black-Scholes model, with the following assumptions: expected life of 1.7 years, stock volatility considered to be 50%, risk free interest rate of 2.3%, and no dividends during the expected term. The valuation of the warrants from the end of the prior fiscal year to their exercise dates resulted in additional expense of $278,000.

     There are no additional store openings planned in fiscal 2002.

     We currently believe that the combination of the March 2001 preferred stock financing, the May and November 2001 common stock financings, our cash flow from operations and funds available under our credit facility will satisfy our expected working capital and capital expenditure requirements, including our contractual commitments describe below, for at least the next 12 months. However, weakening of, or other adverse developments concerning, our sales performance or adverse developments concerning the availability of credit under our credit facility due to covenant limitations or other factors could limit the overall availability of funds to us. Moreover, we may not have successfully anticipated our future capital needs and, should the need arise, additional sources of financing may not be available or, if available, may not be on terms favorable to us or our stockholders. For more information, please see the section below entitled “Factors that May Affect our Operating Results,” in particular the subsections “We are dependent on external funding sources which may not make available to us sufficient funds when we need them” and

11 of 22

“Because our business requires a substantial level of liquidity, we are dependent upon a credit facility with numerous restrictive covenants that limit our flexibility.”

Contractual Commitments

     The following table summarizes our significant contractual obligations as of May 4, 2002 (in thousands):

	AMOUNT OF COMMITMENT EXPIRATION PERIOD

		LESS THAN	1 - 3	4 - 5	AFTER
	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS

CONTRACTUAL OBLIGATIONS
Operating leases	$342,959	$37,513	$72,208	$68,745	$164,493
Capital leases	394	208	186	—	—

Total contractual cash obligations	$343,353	$37,721	$72,394	$68,745	$164,493

	AMOUNT OF COMMITMENT EXPIRATION PERIOD

		LESS THAN	1 - 3	4 - 5	AFTER
	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS

OTHER COMMERCIAL COMMITMENTS
Revolving credit facility	$68,398	$10,164	$58,234	$—	$—
Standby letters of credit	2,018	2,018	—	—	—
Trade letters of credit	9,584	9,584	—	—	—

Total commercial commitments	$80,000	$21,766	$58,234	$—	$—

FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

We may not be able to successfully anticipate changes in consumer trends and our failure to do so may lead to loss of sales revenues and the closing of under-performing stores.

     Our success depends on our ability to anticipate and respond to changing merchandise trends and consumer demands in a timely manner. Moreover, our new management team has adopted a repositioning strategy for the company which includes redefining

12 of 22

and redirecting the focus of our stores, remodeling our stores, increasing our direct-to-customer business, and implementing a new merchandising strategy which involves introducing a variety of new merchandise offerings, as well as adjusting the overall mix of our product offerings. We have incurred, and continue to incur, substantial costs in implementing this repositioning strategy. This repositioning strategy may create a number of significant challenges for us. If, for example, we misjudge market trends, we may significantly overstock unpopular products and be forced to take significant inventory markdowns, which would have a negative impact on our operating results. Conversely, shortages of popular items could result in loss of sales revenues and have a material adverse effect on our operating results. Moreover, the substantial costs we have incurred in implementing our repositioning strategy may not generate a corresponding increase in profits to our business.

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

     In the fiscal year ended February 2, 2002, we closed three under-performing stores. We anticipate closing an additional six to eight under-performing stores through 2004. A material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise trends and consumer demands may cause us to close additional under-performing stores. The closure of such stores would subject us to additional costs including, but not limited to, employee severance costs, charges in connection with the impairment of assets and costs associated with the disposition of outstanding lease obligations.

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

     In addition, we have recently incurred significant costs in implementing a new e-commerce application and upgrading our merchandise analysis tools. However, we cannot assure you that these changes and the substantial costs we incurred to effect these changes will generate a corresponding financial return for our business.

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

     We expend a large amount of our available funds on advertising in advance of a particular season. Moreover, our advertising costs for the past three fiscal years have increased from approximately $11.2 million per year to approximately $16.1 million per year, and we expect to continue to increase our advertising expenditures in the fiscal year ending February 1, 2003. As a result, if we misjudge the directions or trends in our market, we may expend large amounts of our cash on advertising that generates little return on investment, which would have a negative effect on our operating results. During the last three fiscal years, our advertising costs have increased while our overall revenues have declined. Accordingly, we have spent increasing amounts of cash on advertising without achieving overall revenue increases and, if this trend were to continue, it would have a negative impact on our operating results.

Our quarterly results fluctuate due to a variety of factors and are not a meaningful indicator of future performance.

     Our quarterly results have fluctuated in the past and may fluctuate significantly in the future, depending upon a variety of factors, including, among other things, the mix of products sold, the timing and level of markdowns, promotional events, store

13 of 22

openings, closings, remodelings or relocations, shifts in the timing of holidays, timing of catalog releases or sales, competitive factors and general economic conditions. Accordingly, our profits or losses may fluctuate. Moreover, in response to competitive pressures, we may take certain pricing or marketing actions that could have a material adverse effect on our business, financial condition and results of operations. Therefore, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and cannot be relied upon as indicators of future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, the market price of our securities would likely decline.

Fluctuations in comparable store sales may cause our revenues and operating results from period to period to vary.

     A variety of factors affect our comparable store sales including, among other things, the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise mix, promotional events, the impact of competition and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past, and we believe that such fluctuations may continue. Our comparable store sales decreased 4.6% in the fiscal year ended February 2, 2002, decreased 1% in the fiscal year ended February 3, 2001, and increased 0.8% in the fiscal year ended January 29, 2000. Comparable store sales increased 0.4% in the first quarter of the current fiscal year, as compared to the first quarter of the prior fiscal year. Past comparable store sales results may not be indicative of future results. As a result, the unpredictability of our comparable store sales may cause our revenues and operating results to vary quarter to quarter, and an unanticipated decline in revenues may cause our stock price to fluctuate.

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

     We, like other emerging-growth retailers, rely significantly on external funding sources to finance our operations and growth. Any reduction in cash flow from operations could increase our external funding requirements to levels above those currently available to us. While we currently have in place an $80.0 million credit facility, the amount available under this facility is typically much less than the $80.0 million stated maximum limit of the facility because the availability of eligible collateral for purposes of the borrowing base limitations in the credit facility usually reduces the overall credit amount otherwise available at any given time. We currently believe that the combination of the March 2001 preferred stock financing, the May and November 2001 common stock financings, our cash flow from operations and funds available under our credit facility will satisfy our capital requirements for at least the next 12 months. However, weakening of, or other adverse developments concerning, our sales performance or adverse developments concerning the availability of credit under our credit facility due to covenant limitations or other factors could limit the overall availability of funds to us.

     In particular, we may experience cash flow shortfalls in the future and we may require additional external funding. However, we cannot assure you that we will be able to raise funds on favorable terms, if at all, or that future financing requirements would not

14 of 22

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

     We have drawn upon the credit facility in the past and we expect to draw upon it in the future. As a result, any failure to comply with the terms of the credit facility would entitle the secured lenders to foreclose on our assets, including our accounts receivable, inventory, general intangibles, equipment, goods, fixtures and chattel paper. The secured lenders would be repaid from the proceeds of the liquidation of those assets before the assets would be available for distribution to other creditors and, lastly, to the holders of our capital stock. Our ability to satisfy the financial and other restrictive covenants may be affected by events beyond our control.

Future increases in interest and other expense may impact our future operations.

     High levels of interest and other expense have had and could have negative effects on our future operations. While our credit facility was amended in March and September 2001 to provide us with more favorable interest rates and changes to some financial covenants, a substantial portion of our cash flow from operations was used to pay our interest expense and will not be available for other business purposes. Interest expense decreased $1.1 million to $4.8 million in the fiscal year ended February 2, 2002, from $5.9 million the fiscal year ended February 3, 2001. This decrease resulted from reduced debt levels, partially offset by an increase in the average interest rate. In the fiscal year ended February 3, 2001, interest expense increased $4.3 million to $5.9 million from the prior fiscal year. The increased interest expense in these fiscal years resulted primarily from an increase in the average borrowings outstanding. First quarter interest expense for the fiscal year ending February 1, 2003 was $0.6 million.

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

15 of 22

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

     We have invested additional resources in the expansion of our direct-to-customer business which could increase the risks associated with aspects of this segment of our business. In the fiscal year ended February 2, 2002, sales through our direct-to-customer channel grew by 49%. Increased activity in our direct-to-customer business could result in material changes in our operating costs, including increased merchandise inventory costs and costs for paper and postage associated with the distribution and shipping of catalogs and products. Although we intend to attempt to mitigate the impact of these increases by improving efficiencies, we cannot assure you that we will succeed in mitigating expenses with increased efficiency or that cost increases associated with our direct-to-customer business will not have an adverse effect on the profitability of our business. Additionally, while we out-source the fulfillment of our direct-to-customer division, including telemarketing, customer service and distribution, to a third party, such third party may not have the capacity to accommodate our growth. This lack of capacity may result in delayed customer orders and deficiencies in customer service, both of which may adversely affect our reputation and cause us to lose sales revenue.

Our success is highly dependent on new manufacturers and suppliers with whom we do not have a long history working together.

     In connection with our repositioning strategy, we are implementing a new merchandising strategy which will entail changing the nature and types of the many products that we sell. We anticipate changes in some of the manufacturers and suppliers of our products. Many of these manufacturers and suppliers will be new to us, and many of them will be located abroad. We cannot assure you that they will be reliable sources of our products. Moreover, these manufacturers and suppliers may be small and undercapitalized firms which produce a limited number of items. Given their limited resources, these firms might be susceptible to production difficulties, quality control issues and problems in delivering agreed-upon quantities on schedule. We cannot assure you that we will be able, if necessary, to return products to these suppliers and obtain refunds of our purchase price or obtain reimbursement or indemnification from them if their products prove defective. These suppliers and manufacturers also may be unable to withstand the current downturn in the U.S. or worldwide economy. Significant failures on the part of these new suppliers or manufacturers could have a material adverse effect on our operating results.

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

     The success of our business will continue to depend upon our key personnel, including our President and Chief Executive Officer, Gary G. Friedman. During the fiscal year ended February 2, 2002, we experienced significant turnover in our executive staff, including the departure of our Chief Operating Officer and Chief Financial Officer. We have hired a new Chief Financial Officer, a new Chief Operating Officer and a number of other new executive personnel. Eight out of our twelve vice presidents are new. Although we believe that the hiring of such personnel will offer an opportunity to expand our management team with persons that can assist in implementing our new direction, turnover in personnel and the recruitment and retention of a new executive staff created a number of significant challenges for us. For instance, the responsibilities of the Chief Financial Officer include budgeting, financial forecasting and related areas of financial management. We have experienced transitional difficulties in administration in these areas in connection with the departure of our former Chief Financial Officer. However, the retention of our new Chief Financial Officer has allowed us to move rapidly to address these transitional issues. In so doing, we have discovered related and unrelated problems which

16 of 22

we have been obligated to address and resolve and, in certain cases, which we continue to work through. In particular, we are continuing to evaluate the various procedures used in our accounting systems and as a part of this evaluation we have been implementing, and anticipate further implementing, various changes as necessary.

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

Rapid growth of our company coupled with changes in general economic conditions have impacted our profitability.

     In the fiscal years ended January 29, 2000 and February 3, 2001, we experienced rapid growth and, as a result, our costs and expenditures outpaced our revenues. Following this growth, the economy in the United States began to weaken. The combination of these two factors affected our profitability. As a result of these factors in the fiscal years ended January 29, 2000, February 3, 2001 and February 2, 2002, we were not profitable. If similar factors continue to operate unmitigated, there will be a material adverse effect on our business, operating results and financial condition.

Changes in general economic conditions affect consumer spending and may significantly harm our revenues and results of operations.

     We believe that general trends in the economy have adversely affected retail sales, and that we may continue to be hurt by such trends. In particular, a weakening environment for retail sales could adversely affect consumer interest in our major product lines. Our comparable store sales decreased 4.6% for the fiscal year ended February 2, 2002, although our comparable store sales increased 0.4% in the first quarter of the fiscal year ending February 1, 2003. Additionally, in the fiscal years ended January 29, 2000, February 3, 2001 and February 2, 2002, we were not profitable. The success of our business depends to a significant extent upon the level of consumer spending. A number of economic conditions affect the level of consumer spending on merchandise that we offer, including, among other things, the general state of the economy, general business conditions, the level of consumer debt, interest rates, taxation and consumer confidence in future economic conditions. More generally, reduced consumer confidence and spending may result in reduced demand for our products and limitations on our ability to increase prices, and may also require increased levels of selling and promotional expenses. Adverse economic conditions and any related decrease in consumer demand for discretionary items such as those offered by us could have a material adverse effect on our business, results of operations and financial condition.

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

     Terrorist attacks in the United States, as well as events occurring in response or connection to them, including, without limitation, future terrorist attacks or threats against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies or military or trade disruptions affecting our domestic or foreign suppliers of merchandise, may impact our operations. The potential impact to our operations includes, among other things, delays or losses in the delivery of merchandise to us and decreased sales of the products we carry. Additionally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They also could result in economic recession in the United States or abroad. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in the volatility of the market price for our common stock and on the future price of our common

17 of 22

stock.

Our common stock price may be volatile.

     The market price of our common stock has fluctuated significantly in the past and is likely to continue to be highly volatile. In addition, the trading volume in our common stock has fluctuated, and significant price variations can occur as a result. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. In addition, the U.S. equity markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of emerging-growth companies. These broad market fluctuations may materially adversely affect the market price of our common stock in the future. Such variations may be the result of changes in the trading characteristics that prevail in the market for our common stock, including low trading volumes, trading volume fluctuations and other similar factors that are particularly common among highly volatile securities of emerging-growth companies. Variations also may be the result of changes in our business, operations or prospects, announcements or activities by our competitors, entering into new contractual relationships with key suppliers or manufacturers by us or our competitors, proposed acquisitions by us or our competitors, financial results that fail to meet public market analysts’ expectations, changes in stock market analysts’ recommendations regarding us, other retail companies or the retail industry in general, and domestic and international market and economic conditions.

Future sales of our common stock in the public market could adversely affect our stock price and our ability to raise funds in new equity offerings.

     We cannot predict the effect, if any, that future sales of shares of our common stock or the availability for future sale of shares of our common stock or securities convertible into or exercisable for our common stock will have on the market price of our common stock prevailing from time to time. For example, in connection with our May 2001 common stock financing, we filed a registration statement on Form S-3 with the Securities and Exchange Commission on June 1, 2001 to register approximately 4.5 million shares of our common stock acquired by the investors in the financing. The registration statement became effective on July 6, 2001. Additionally, in connection with our March 2001 preferred stock financing, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register approximately 6.3 million shares of our common stock issued, or to be issued, upon the conversion of our Series A preferred stock to some of our stockholders. And, in connection with our November 2001 common stock financing, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register approximately 4.5 million shares of our common stock issued to the investors in the financing. Sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement or under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options, or the conversion of our preferred stock, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our common stock and could materially impair our future ability to raise capital through an offering of equity securities.

We are subject to anti-takeover provisions and the terms and conditions of our preferred stock financing that could delay or prevent an acquisition and could adversely affect the price of our common stock.

     Our Second Amended and Restated Certificate of Incorporation, as amended, and Amended and Restated Bylaws, certain provisions of Delaware law and the certificate of designation governing the rights, preferences and privileges of our preferred stock may make it difficult in some respects to cause a change in control of our company and replace incumbent management. For example, our Second Amended and Restated Certificate of Incorporation, as amended, and Amended and Restated Bylaws provide for a classified board of directors. With a classified board of directors, at least two annual meetings of stockholders, instead of one, will generally be required to effect a change in the majority of the board. As a result, a provision relating to a classified board may discourage proxy contests for the election of directors or purchases of a substantial block of our common stock because its provisions could operate to prevent obtaining control of the board in a relatively short period of time.

     Separately, the holders of our preferred stock have the right to designate two members of our board of directors, and they also have a number of voting rights pursuant to the terms of the certificate of designation which could potentially delay, defer or prevent a change in control. In particular, the holders of our Series A preferred stock have the right to approve a number of actions by our company, including mergers, consolidations, acquisitions and similar transactions in which the holders of Series A preferred stock and common stock do not receive at least three times the then-existing conversion price per share of the Series A preferred stock. This right may create a potentially discouraging effect on, among other things, any third party’s interest in completing these types of transactions with us. Consequently, the terms and conditions under which we issued our preferred stock, coupled with the existence of other anti-takeover provisions, may collectively have a negative impact on the price of our common stock, may discourage third-party bidders from making a bid for our company or may reduce any premiums paid to our stockholders for their common stock.

     In addition, our board of directors has the authority to fix the rights and preferences of, and to issue shares of, our preferred stock, which may have the effect of delaying or preventing a change in control of our company without action by holders of our common stock.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

18 of 22

     This quarterly report on Form 10-Q contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. The safe harbor provisions of the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended, apply to the forward-looking statements we make. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “anticipates,” “estimates,” “expects,” “may,” “intends,” and words of similar import or statements of our management’s opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors, including those risks, uncertainties and other factors identified in the section of this report entitled “Factors that May Affect our Future Operating Results” and those risks, uncertainties and other factors identified elsewhere in this report. Such risks, uncertainties and other factors are based on current expectations. These risks, uncertainties and other factors may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, changes in economic or business conditions in general, changes in product supply, fluctuations in comparable store sales, limitations resulting from restrictive covenants in our credit facility, failure of our management to anticipate changes in consumer trends, loss of key vendors, changes in the competitive environment in which we operate, changes in our management information needs, changes in management, failure to raise additional funds when required, changes in customer needs and expectations, governmental actions and consequences stemming from terrorist activities in or related to the United States. In preparing this report, we have made a number of assumptions and projections about the future of our business. These assumptions and projections could be inaccurate for several reasons, including, but not limited to, the factors described in the section of this report entitled “Factors that May Affect our Future Operating Results.” We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There are no material changes to our market risk as disclosed in our report on Form 10-K filed for the fiscal year ended February 2, 2002.

19 of 22

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There are no material pending legal proceedings against us. We are, however, involved in routine litigation arising in the ordinary course of our business. We believe that the final outcome of such proceedings should not have a material adverse effect on our consolidated financial condition or results of operations. However, we cannot assure you that the results of any proceeding will be in our favor.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

     See attached exhibit index.

(b) Reports on Form 8-K.

     On February 11, 2002, we filed with the Securities and Exchange Commission a current report on Form 8-K, which included reports under items 5 and 7 thereto, regarding our repayment in full of the $5 million balance due under out September 2000 33-month term loan.

     On March 21, 2002, we filed with the Securities and Exchange Commission a current report on Form 8-K, which included reports under items 5 and 7 thereto, regarding our fourth quarter and year end results and our intention to restate our financial results for fiscal 2000 and the first three quarters of fiscal 2001.

     On April 1, 2002, we filed with the Securities and Exchange Commission a current report on Form 8-K, which included reports under items 5 and 7 thereto, regarding our correction of weighted average shares outstanding for the quarters of fiscal 2001.

20 of 22

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Restoration Hardware, Inc.

Date: June 18, 2002	By:	/s/ GARY G. FRIEDMAN

Gary G. Friedman President and Chief Executive Officer

Date: June 18, 2002	By:	/s/ KEVIN W. SHAHAN

Kevin W. Shahan Vice President and Chief Financial Officer (principal financial and chief accounting officer)

21 of 22

EXHIBIT INDEX

EXHIBIT NUMBER	DOCUMENT DESCRIPTIONS

3.1	Second Amended and Restated Certificate of Incorporation, as amended(1)
3.2	Amended and Restated Bylaws(2)

(1)	Incorporated by reference to Exhibit 3.1 to the current report on Form 8-K for Restoration Hardware, Inc. filed with the Securities and Exchange Commission on October 24, 2001.

(2)	Incorporated by reference to Exhibit 3.2 to the quarterly report on Form 10-Q for Restoration Hardware, Inc. for the quarterly period ended October 31, 1998, filed with the Securities and Exchange Commission on December 15, 1998.

22 of 22