Form 10-K/A
period 2002-02-02
RESTORATION HARDWARE INC
filed 2002-09-17
CIK 863821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
(Amendment No. 1)

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

INTRODUCTORY NOTE

This amended annual report on Form 10-K/A (Amendment No. 1) for the fiscal year ended February 2, 2002 is being filed to amend Part I, Item 4 (Submission of Matters to a Vote of Security Holders), to add a description of a request for approval by the holders of our Series A preferred stock in connection with our November 6, 2001 common stock financing, to amend subsection “Recent Accounting Developments” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), to include additional disclosure relating to the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” to amend note 1, subsection “Earnings Per Share” in Part II, Item 8 (Financial Statements and Supplementary Data), to correctly label the column headings in the second table in the subsection, to amend note 1, subsection “New Accounting Pronouncements” in Part II, Item 8 (Financial Statements and Supplementary Data), to include additional disclosure relating to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and to correct minor typographical errors in Part III.

This amended annual report on Form 10-K/A contains forward-looking statements that are based on the beliefs of, and estimates made by and information currently available to, our management. The words “expect,” “anticipate,” “intend,” “plan” and similar expressions identify forward-looking statements. These statements are subject to risks and uncertainties. Actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in “Factors That May Affect Our Future Operating Results” and elsewhere in this amended annual report on Form 10-K/A. We assume no obligation to update this information.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this annual report other than a request for approval by the holders of our Series A preferred stock in connection with our November 6, 2001 common stock financing transaction. With regard to this approval, we held, on November 5, 2001, a special meeting of holders of our Series A preferred stock. As of the date of the special meeting, we had 15,000 shares of our Series A preferred stock outstanding and entitled to vote on the proposal presented at the special meeting, held by 17 stockholders of record. Of these outstanding shares, 91.5% or 13,730 shares of Series A preferred stock were represented at such meeting, which constituted a quorum. The matter voted upon at the special meeting was the approval, pursuant to the requirements of our certificate of designation, of a financing transaction in an amount of not more than $17.5 million, which financing would be obtained by the issuance of our common stock at a price per share between $3.75 and $3.90 and which might involve a holder of 5% or greater of our outstanding shares of common stock and common stock equivalents, a holder of our preferred stock or their respective affiliates. The result of the voting as to such matter was as follows:

For	Against	Abstentions	Broker Non-Votes

13,730	0	n/a	n/a

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

RECENT ACCOUNTING DEVELOPMENTS:

     In the spring of 2002, we implemented the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) effective January 30, 2000, which resulted in a change in revenue recognition for furniture sales. Previously, revenue for sales of furniture delivered to the customer was recognized when the furniture was shipped to the customer. Upon implementation of SAB 101, our revenue now reflects the recognition of revenue on furniture sales at the time of customer receipt. The cumulative effect of the implementation of SAB 101 resulted in a charge to income of $819,000 (net of income taxes of $570,000), or $0.05 per basic and diluted share for the fiscal year ended January 30, 2000.

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

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
April 23, 2002 (September 13, 2002 as to Note 1)

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

	February 2, 2002	February 3, 2001	January 29, 2000

Shares of common stock subject to outstanding options	573,867	395,440	837,053
Shares of common stock subject to outstanding warrants	405,226	—	—
Shares of common stock reserved for conversion of the Series A preferred stock	7,160,000	—	—

     The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations (shares in thousands):

	2001		2000		1999

	Shares	Per Share	Shares	Per Share	Shares	Per Share

Basic earnings (loss) per common share	23,396	$(1.57)	17,042	$(0.27)	16,698	$(0.18)
Effect of dilutive securities(1)	—	—	—	—	—	—
Diluted earnings (loss) per common share	23,396	$(1.57)	17,042	$(0.27)	16,698	$(0.18)

(1)	Potentially dilutive preferred stock, options and warrants were excluded because their inclusion would be anti-dilutive (their inclusion would decrease the loss per share)

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

     As required by SFAS No. 142, prior year results have not been restated to reflect the non-amortization provision. A reconciliation of net loss available to stockholders and loss per common share as if SFAS No. 142 had been adopted is presented below for the 2001, 2000 and 1999 fiscal years:

	2001	2000	1999

	(Dollars in thousands,
	except per share amounts)
Net loss available to common stockholders:
Reported net loss available to common stockholders	$36,684	$4,560	$3,040
Goodwill amortization, net of tax effect	83	83	75

Adjusted net loss available to common stockholders	$36,601	$4,476	$2,965
Basic and diluted loss per common share:
Reported loss per share	$1.57	$0.27	$0.18
Goodwill amortization, net of tax effect	0.01	0.01	—

Adjusted loss per common share	$1.56	$0.26	$0.18

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

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to certain relationships and related transactions between our company and directors, executive officers and stockholders owning greater than five percent of any class of voting securities will be set forth in the sections with the captions “Employment Contracts, Termination of Employment and Change in Control Arrangements” and “Certain Relationships and Related Transactions” in our definitive proxy statement. This information is incorporated herein by reference.

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

The exhibits filed as part of this Form 10-K/A are listed in the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Corte Madera, State of California on this 17th day of September, 2002.

RESTORATION HARDWARE, INC.

By:	/s/ GARY G. FRIEDMAN

Gary G. Friedman President and Chief Executive Officer (Principal Executive Officer)

Date: September 17, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

Stephen J. Gordon	Chairman	September __, 2002

/s/ GARY G. FRIEDMAN Gary G. Friedman	President, Chief Executive Officer and Director	September 17, 2002

/s/ KEVIN W. SHAHAN Kevin W. Shahan	Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	September 17, 2002

Thomas M. Bazzone	Executive Vice President, Chief Operating Officer, Assistant Secretary and Director	September __, 2002

Damon H. Ball	Director	September __, 2002

Robert E. Camp	Director	September __, 2002

Raymond C. Hemmig	Director	September __, 2002

Glenn J. Krevlin	Director	September __, 2002

Mark J. Schwartz	Director	September __, 2002

RESTORATION HARDWARE, INC.

CERTIFICATION

I, Gary G. Friedman, certify that:

1.	I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Restoration Hardware, Inc.;

2.	Based on my knowledge, this Amendment No. 1 to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1 to the annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1 to the annual report.

Date: September 17, 2002

By:	/s/ Gary G. Friedman
Gary G. Friedman Chief Executive Officer

RESTORATION HARDWARE, INC.

CERTIFICATION

I, Kevin W. Shahan, certify that:

1.	I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Restoration Hardware, Inc.;

2.	Based on my knowledge, this Amendment No. 1 to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1 to the annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1 to the annual report.

Date: September 17, 2002

By:	/s/ Kevin W. Shahan
Kevin W. Shahan Chief Financial Officer

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