Form 10-Q
period 2002-08-03
RESTORATION HARDWARE INC
filed 2002-09-17
CIK 863821

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 3, 2002 or

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

As of September 10, 2002, 29,951,222 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

1  of  22

FORM 10-Q

FOR THE QUARTER ENDED AUGUST 3, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RESTORATION HARDWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	August 3,	February 2,	August 4,
	2002	2002	2001

	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,540	$22,285	$2,603
Accounts receivable	3,324	3,278	4,187
Merchandise inventories	90,485	62,070	82,026
Prepaid expense and other	12,431	13,800	9,900

Total current assets	107,780	101,433	98,716
Property and equipment, net	96,306	87,934	105,388
Goodwill	4,560	4,560	4,668
Other assets	20,931	12,817	15,536

Total assets	$229,577	$206,744	$224,308

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$42,253	$34,909	$37,113
Current portion of deferred lease incentives	4,989	4,507	4,530
Revolving line of credit, net of debt issuance costs	23,159	—	3
Deferred revenue	3,779	2,855	2,509
Other current liabilities	9,277	9,183	7,580

Total current liabilities	83,457	51,454	51,735
Long-term line of credit, net of debt issuance costs	—	—	14,842
Long-term portion of deferred lease incentives	36,172	37,101	39,371
Deferred rent	13,514	12,703	11,784
Other long-term obligations	80	3,236	1,356

Total liabilities	133,223	104,494	119,088
Series A redeemable convertible preferred stock, $.0001 par value, 28,037, shares designated on March 21, 2001 13,470, 14,320 and 15,000 shares issued and outstanding, at August 3, 2002, February 3, 2002 and August 4, 2001, respectively, aggregate liquidation preference and redemption value of $15,426 at August 3, 2002	13,529	14,106	14,170
Common stock, $.0001 par value; 60,000,000 shares authorized; 29,870,210, 28,827,883, and 23,807,242 issued and outstanding, at August 3, 2002, February 2, 2002 and August 4, 2001, respectively	148,513	143,059	124,366
Stockholder loan	(2,050)	(2,050)	(2,050)
Foreign currency translation adjustment	(115)	(159)	9
Accumulated deficit	(63,523)	(52,706)	(31,275)

Total stockholders’ equity	82,825	88,144	91,050

Total liabilities, redeemable convertible preferred stock
and stockholders’ equity	$229,577	$206,744	$224,308

See Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	August 3,	August 4	August 3,	August 4,
	2002	2001	2002	2001

Net sales	$85,019	$75,912	$154,396	$146,571
Cost of sales and occupancy	62,106	61,413	120,594	118,204

Gross profit	22,913	14,499	33,802	28,367
Selling, general and administrative expenses	27,781	23,105	54,852	45,604

Loss from operations	(4,868)	(8,606)	(21,050)	(17,237)
Interest expense	(811)	(1,179)	(1,385)	(2,687)
Change in fair value of warrants	—	704	(278)	(773)
Interest income	40	48	121	74

Loss before income taxes	(5,639)	(9,033)	(22,592)	(20,623)
Income tax benefit	2,030	3,254	12,133	7,419

Net loss	(3,609)	(5,779)	(10,459)	(13,204)
Amounts allocable to convertible preferred stock	—	(1,122)	(358)	(2,067)

Net loss available to common stockholders	$(3,609)	$(6,901)	$(10,817)	$(15,271)

Net loss per common share:
Basic and diluted loss per share	($0.12)	($0.30)	($0.37)	($0.74)
Weighted average shares basic and diluted	29,807	23,254	29,526	20,681

See Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended

	August 3, 2002	August 4, 2001

Cash flows from operating activities:
Net loss	$(10,463)	$(13,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,580	8,831
Change in fair value of warrants	278	773
Deferred income taxes	(8,732)	(7,419)
Other	—	43
Changes in assets and liabilities:
Accounts receivable	(47)	3,881
Merchandise inventories	(28,416)	1,949
Prepaid expenses and other assets	(149)	(1,854)
Accounts payable and accrued expenses	7,327	(6,230)
Deferred revenue	925	(3,889)
Other current liabilities	94	(1,109)
Deferred rent	810	1,268
Deferred lease incentives and other long-term liabilities	(448)	(1,728)

Net cash used in operating activities	(29,241)	(18,688)
Cash flows from investing activities:
Proceeds from store closing agreements	—	5,325
Capital expenditures	(16,770)	(991)

Net cash provided by (used in) investing activities	(16,770)	4,334
Cash flows from financing activities:
Net proceeds from private placement of preferred stock	—	13,511
Net proceeds from private placement of common stock	—	24,357
Borrowings (repayments) under revolving line of credit — net	24,041	(17,719)
Repayments on long-term debt	—	(6,000)
Debt issuance costs	—	(1,150)
Other long-term obligations	(106)	(29)
Issuance of common stock	1,273	1,345

Net cash provided by financing activities	25,208	14,315
Effects of foreign currency exchange rate translation on cash	58	32

Net increase (decrease) in cash and cash equivalents	(20,745)	(7)
Cash and cash equivalents:
Beginning of period	22,285	2,610

End of period	$1,540	$2,603

Non-cash transactions:
Conversion of Preferred Series A stock to common stock	$935	$—
Exercise of warrants	$2,956	$—
Stockholder loan	$—	$2,050
Beneficial conversion feature — preferred stock	$—	$1,406
Beneficial conversion charge — preferred stock	$—	$(1,406)
Dividends attributable to preferred stock	$358	$(661)

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED AUGUST 3, 2002 AND August 4, 2001

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

     Restoration Hardware, Inc., a Delaware corporation, together with its subsidiaries, is a specialty retailer of high-quality home furnishings, decorative accessories and hardware. These products are sold through retail locations, catalogs and the Internet. As of August 3, 2002, we operated 105 retail stores in 31 states, the District of Columbia and Canada.

Basis of Presentation

     The accompanying interim condensed consolidated financial statements have been prepared from our records without audit and, in management’s opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at August 3, 2002 and August 4, 2001 and results of operations and cash flows for the six fiscal months ended August 3, 2002 and August 4, 2001. The balance sheet at February 2, 2002, as presented, has been derived from our audited financial statements for the fiscal year then ended. Certain reclassifications have been made to the fiscal 2001 presentation to conform to the fiscal 2002 presentation, including the reclassification of distribution-center-to-store freight and third party warehousing costs from selling, general and administrative expenses to cost of sales and occupancy.

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

     The results of operations for the three months presented in this Form 10-Q are not necessarily indicative of the results to be expected for any future quarter or the full year.

2. RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Under SFAS No. 142, goodwill and certain other intangible assets deemed to have indefinite lives will no longer be amortized, but must be tested for impairment annually, or more frequently if events and circumstances indicate there may be an impairment. We adopted SFAS No. 141 and SFAS No. 142 in the first quarter of fiscal 2003. The adoption of SFAS No. 141 did not have a material impact on our financial position or results of operations. As required by SFAS 142, we performed a transitional goodwill impairment test as of February 3, 2002, the date of adoption of the standard. Based upon an independent valuation, there was no impairment of goodwill upon our adoption of SFAS No. 142.

     Upon the adoption of SFAS No 142, we discontinued the amortization of goodwill with a carrying value of $4.6 million. Had the non-amortization provisions of SFAS No. 142 been applied for the three and six fiscal months ended August 4, 2001, our net loss available to common stockholders and loss per common share would have been as follows (in thousands, except per share amounts):

	Second Quarter

	2002	2001

Net loss available to common stockholders:
Reported net loss available to common stockholders	$(3,609)	$(6,901)
Goodwill amortization, net of tax effect	—	35

Adjusted net loss available to common stockholders	$(3,609)	$(6,866)

Basic and diluted loss per common share:
Reported loss per share	$(0.12)	$(0.30)
Goodwill amortization, net of tax effect	—	—

Adjusted loss per common share	$(0.12)	$(0.30)

	Year-to-Date

	2002	2001

Net loss available to common stockholders:
Reported net loss available to common stockholders	$(10,817)	$(15,271)
Goodwill amortization, net of tax effect	—	69

Adjusted net loss available to common stockholders	$(10,817)	$(15,202)

Basic and diluted loss per common share:
Reported loss per share	$(0.37)	$(0.74)
Goodwill amortization, net of tax effect	—	—

Adjusted loss per common share	$(0.37)	$(0.74)

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). This statement supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 became effective for us on February 3, 2002. The initial adoption of this standard did not have a material effect on our financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, Emerging Issues Task Force Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities, if any, initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, our adoption of SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

3. REVOLVING LINE OF CREDIT AND DEBT

     At August 3, 2002, we had in place a credit facility with an overall commitment of $80.0 million, of which $25.0 million was available for letters of credit. As of August 3, 2002, we had $24.4 million outstanding under the line of credit (before unamortized debt issuance costs of $1.2 million), and $17.0 million in outstanding letters of credit. Interest is paid monthly at the bank’s reference rate or LIBOR plus a margin. As of August 3, 2002, the bank’s reference rate was 6.75% and the LIBOR plus margin rate was 5.32%. The availability of credit at any given time under the credit facility is limited by reference to a borrowing base formula based upon numerous factors, including eligible inventory and eligible accounts receivable. The amount available under the credit facility is typically much less than the stated maximum limit of the facility. For example, as of August 3, 2002, in addition to outstanding borrowings and letter of credit obligations, we had availability of $7.3 million. The credit facility contains various restrictive covenants, including limitations on annual capital expenditures, the incurrence of additional debt, the acquisition of other businesses and the payment of dividends and other distributions.

     On August 29, 2002, the credit facility was amended, primarily to: 1) reduce the overall commitment from $80 million to $72 million; 2) at our election, to provide for an additional $5 million of availability for any continuous 60-day period between August 1 and October 31 of any year (not to exceed the $72 million overall commitment); and 3) to extend the expiration date by twelve months to June 30, 2004. Including the additional $5 million borrowing capacity, availability as of August 3, 2002 would have been $12.3 million.

     In connection with a September 2000 amendment of the credit facility, we issued warrants to purchase common stock to some of the lenders under the facility. As of February 2, 2002, approximately 405,000 of warrants at exercise prices of $3.75 and $2.00 per share remained outstanding. During the first quarter of fiscal 2002, all of these remaining warrants were net exercised on a cashless basis. The fair value of the warrants as of the exercise date was calculated using the Black-Scholes model, with the following assumptions: expected life of 1.7 years, stock volatility considered to be 50%, risk free interest rate of 2.3%, and no dividends during the expected term. As of August 3, 2002, the valuation of the warrants from the end of the prior fiscal year to their exercise dates resulted in additional expense of $278,000.

4. PREFERRED STOCK

     Pursuant to a Letter Agreement, dated as of August 2, 2002, holders of our Series A preferred stock agreed to waive their dividend participation right in the event we were to declare a dividend on our common stock. In the same agreement, we agreed that we will not declare any dividends payable to our common stock holders unless and until we first obtain the approval of the holders of at least seventy percent of the then outstanding shares of Series A preferred stock. We have never declared or paid any dividends on our capital stock and have no obligation to do so. As a result of the Letter Agreement, beginning with the second quarter of fiscal 2002, we no longer record dividend charges related to our outstanding Series A preferred stock. Such charges totaled $0.4 million for the second quarter of fiscal 2001.

5. INCOME TAXES

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

6. EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents (stock options, convertible preferred stock and warrants) outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if options or warrants to issue common stock were exercised, or convertible preferred stock was converted into common stock. The following table reflects the potential dilutive effects of securities that were excluded from the diluted earnings per share calculation because their inclusion in net loss periods would be anti-dilutive to earnings per share:

	Second Quarter		Year-to-Date

	2002	2001	2002	2001

Common stock issuable upon conversion of the Series A preferred stock	6,750,702	7,500,000	6,750,702	7,500,000
Common stock subject to outstanding stock options	985,089	491,814	1,254,950	395,605
Common stock subject to outstanding warrants	0	551,336	0	551,336

     The above stock options represent only those stock options whose exercise prices are less than the average market price of the stock for the quarter. Had we been in a net income position, there were 1,221,273 and 1,686,320 stock options for the three months ended August 3, 2002 and August 4, 2001, and 1,009,307 and 2,190,536 stock options for the six months ended August 3, 2002 and August 4, 2001 that would have been excluded from the diluted earnings per share calculation because the option exercise price for those options exceeded the average stock price for those periods.

7. SEGMENT REPORTING

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

     Financial information for our business segments is as follows (dollars in thousands):

	Second Quarter		Year-to-Date

	2002	2001	2002	2001

Sales:
Retail	$75,393	$69,028	$138,191	$133,420
Direct-to-Customer	9,625	6,877	16,187	13,114
Furniture manufacturing	4,131	3,935	8,137	9,644
Intersegment furniture sales	(4,130)	(3,928)	(8,119)	(9,607)

Total sales	$85,019	$75,912	$154,396	$146,571

	Second Quarter		Year-to-Date

	2002	2001	2002	2001

Income/(loss) from operations
Retail	$5,011	$1,955	$385	$3,324
Direct-to-customer	999	335	1,291	177
Furniture manufacturing	(208)	(362)	(288)	42
Unallocated	(10,577)	(10,417)	(22,183)	(19,811)
Intersegment loss from operations	(93)	(117)	(255)	(969)

Consolidated loss from operations	$(4,868)	$(8,606)	$(21,050)	$(17,237)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales

     Net sales consist of the following components (dollars in thousands):

	Second Quarter 2002		Second Quarter 2001		Year-to-date 2002		Year-to-date 2001

	Dollars	% Total	Dollars	% Total	Dollars	% Total	Dollars	% Total

Retail	75,393	88.7%	69,028	90.9%	138,191	89.5%	133,420	91.0%
Direct-to-customer	9,625	11.3%	6,877	9.1%	16,187	10.5%	13,114	9.0%
Furniture manufacturing	1	0.0%	7	0.0%	18	0.0%	37	0.0%

Total Sales	85,019	100.0%	75,912	100.0%	154,396	100.0%	146,571	100.0%

     Net sales for the second quarter of fiscal 2002 increased $9.1 million or 12.0% from net sales for the second quarter of fiscal 2001. Net sales amounts include shipping fees of $1.8 million for the second quarter of fiscal 2002 and $1.6 million for the second quarter of fiscal 2001. The furniture manufacturing sales are reported in the sales channel through which they are sold. The furniture manufacturing net sales above include only such sales made to employees of The Michaels Furniture Company, Inc. The increase in net sales in the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001 is principally due to an 8.9% increase in comparable store sales growth and increased sales in our direct-to-customer division. As of August 3, 2002, we operated 105 stores in 31 states, the District of Columbia and Canada.

Retail Sales

Retail Sales (dollars in thousands)
	Second Quarter	Second Quarter	Year-to-date	Year-to-date
	2002	2001	2002	2001

Retail sales	75,393	69,028	138,191	133,420
Retail growth percentage	9.2%	1.1%	3.6%	0.8%
Comparable store sales growth	8.9%	(5.4%)	4.8%	(8.5%)
Number of stores at period beginning	105	106	104	106
Store openings	—	—	1	1
Store closings	—	(2)	—	(3)
Number of stores at period end	105	104	105	104
Store selling sq. ft. at period end	688,634	682,936	688,634	682,936

     Retail sales in the second quarter of fiscal 2002 increased 9.2% as compared to the same period of the prior year. The sales increase was primarily attributable to comparable store sales growth of 8.9%. Comparable store sales are defined as sales from stores whose gross square footage did not change by more than 20% in the previous 12 months and which have been open at least 12 full months. Stores generally become comparable in their 14th full month of operation. In any given period, the set of stores comprising comparable stores may be different from the set of the comparable stores in the previous period, depending on when stores were opened.

     The second quarter of fiscal 2002 was our first full quarter operating under our new merchandising strategy. In April 2002, we remodeled substantially all of our stores and introduced a line of premium-positioned textiles and bath hardware and accessories.

     For the six months ended August 3, 2002, retail sales increased 3.6% as compared to the same period of the prior year. The increase is primarily attributable to a 4.8% increase in comparable store sales, partially offset by reduced sales in fiscal 2002 as a result of the closure of three stores in the first six months of fiscal 2001.

Direct-to-Customer

	Second Quarter		Year-to-Date

(Dollars in thousands)	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001

Catalog sales	$5,727	$3,720	$9,409	$7,301
Internet sales	2,762	2,219	4,771	4,043

Total direct-to-customer sales	8,489	5,939	14,180	11,344
Shipping fees	1,136	938	2,007	1,770

Total direct-to-customer revenues	9,625	6,877	16,187	13,114

Percent growth in direct-to-customer sales	40.0%	73.8%	23.4%	63.9%
Percent growth in number of catalogs mailed	78.4%	355.9%	62.4%	179.0%

     Direct-to-customer sales consist of catalog and Internet sales. Net direct-to-customer sales in the second quarter of fiscal 2002 increased 40.0% as compared to the second quarter of fiscal 2001, primarily as a result of increased catalog circulation. Net direct-to-customer sales in the second quarter of fiscal 2001 increased 73.8% as compared to the same period of the prior year, also because of increased circulation. The second quarter of fiscal 2001 is the first quarter in which we mailed significant numbers of catalogs into retail trade areas, including a Father’s Day mailer. We believe that this strategy increases sales in our stores and through the Internet, and enhances the overall brand image.

     For the six months ended August 3, 2002, direct-to-customer sales increased 23.4% as compared to the same period of the prior year, primarily as a result of increased catalog circulation.

Furniture Manufacturing

     The Michaels Furniture Company, Inc. is our wholly-owned furniture manufacturing company. It is located in Sacramento, California. Furniture produced at The Michaels Furniture Company, Inc. is sold through our sales channels or to employees. There are no sales to third party customers.

COST OF SALES AND OCCUPANCY

     Cost of sales and occupancy expenses expressed as a percentage of net sales decreased 7.9%, to 73.0% in the second quarter of fiscal 2002 from 80.9% in the second quarter of fiscal 2001. The majority of the decrease was due to improved merchandise margins as a result of significantly less clearance activity and improved sourcing. The remainder of the decrease was primarily a result of a lower occupancy expense rate as a result of our comparable store sales increase, partially offset by an increase in the cost of sales component associated with buying and distribution costs.

     Cost of sales and occupancy expenses expressed as a percentage of net sales decreased 2.5%, to 78.1% for the six months ended August 3, 2002 from 80.6% for the same period of the prior year, principally as a result of the strength of the second quarter merchandise margins. In the first quarter of fiscal 2002, merchandise margins decreased as compared to the same period of the prior year, due to markdowns incurred in connection with the final clearance of merchandise replaced or eliminated as a result of our repositioning strategy.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses expressed as a percentage of net sales increased 2.3%, to 32.7% in the second quarter of fiscal 2002 from 30.4% in the second quarter of fiscal 2001. The increase is primarily a result of increased advertising costs to support our repositioning strategy, partially offset by an improvement in store payroll expressed as a percentage of net sales.

     Selling, general and administrative expenses expressed as a percentage of net sales for the six months ended August 3, 2002 increased 4.4%, to 35.5% from 31.1% for the comparable period of the prior year. Slightly more than half of the increase is a result of increased advertising costs. Approximately one quarter of the increase is due to expenses associated with the April launch of our repositioning strategy, including store display and marketing expenses, training expenses and increased store payroll in connection with our remodeling and re-merchandising activity. The remainder of the increase is primarily attributable to the fact that we have been experiencing increased professional fees incurred in connection with the implementation of our revised revenue recognition policy for sales of furniture delivered to customers, and other legal matters.

INTEREST EXPENSE, CHANGE IN FAIR VALUE OF WARRANTS AND INTEREST INCOME

     Interest expense: Interest expense includes amortization of debt issuance costs and interest on borrowings under our line of credit facility. Interest expense decreased $0.4 million, to $0.8 million in the second quarter of fiscal 2002, from $1.2 million in the second quarter of fiscal 2001. The decrease in interest expense is principally a result of a reduction in the average interest rate during these periods. As a result of the pay-down of high interest term loans in the second and fourth quarters of fiscal 2001, the average interest rate in the second quarter of fiscal 2002 decreased to 6.8% from 11.3% in the same period of fiscal 2001. Average borrowings outstanding in the second quarter of fiscal 2002 decreased slightly, to $19.2 million from $21.0 million for the second quarter of fiscal 2001. Amortization of deferred financing costs in the second quarter of fiscal 2002 remained flat as compared to the same period of the prior year at $0.4 million.

     Interest expense for the six months ended August 3, 2002 decreased $1.3 million, to $1.4 million from $2.7 million for the six months ended August 4, 2001, primarily as a result of a reduction in average borrowings outstanding and a reduction in the average interest rate. For these periods, average borrowings outstanding decreased $14.4 million, to $11.7 million in fiscal 2002 from $26.1 million in fiscal 2001, and the average interest rate decreased to 8.5% from 12.4%.

Warrants: As a result of the exercise of all remaining outstanding warrants in the first quarter of fiscal 2002, there was no change in fair value of warrants for the second quarter of fiscal 2002, as compared to a $0.7 million credit in the second quarter of fiscal 2001. The warrants were originally issued in connection with the September 2000 amendment of our credit facility.

     For the six months ended August 3, 2002, expense from the change in the fair value of the warrants decreased to $0.3 million from $0.8 million.

     Interest income: Interest income, which consists of income from our short-term investments and notes receivable, decreased $8,000, to $40,000 in the second quarter of fiscal 2002 as compared to $48,000 in the second quarter of fiscal 2001.

     For the six months ended August 3, 2002, interest income increased $47,000, to $121,000 from $74,000 for the second quarter of fiscal 2001, principally as a result of an increase in short-term investment income.

INCOME TAX BENEFIT

     Our effective tax benefit rate was 36.0% for the second quarter of fiscal 2002 and fiscal 2001. This rate reflects the effect of aggregate state tax rates based on a mix of retail sales and direct-to-customer sales in the various states in which we have sales revenue or conduct business.

     Our income tax benefit for the first six months of fiscal 2002 includes a partial reversal of a deferred tax valuation allowance established at the end of fiscal 2001. As a result of the Job Creation and Worker Assistance Act of 2002, enacted on March 9, 2002, $4.0 million of deferred tax assets became more likely than not to be realized, and was recognized as an additional tax benefit in the first quarter of fiscal 2002. As of August 3, 2002, a $3.0 million valuation allowance against deferred tax assets remained. Excluding the impact of the additional tax benefit, our effective tax benefit rate for the first six months of fiscal 2002 and fiscal 2001 was 36%.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flows

     Net cash used in operating activities for the six months ended August 3, 2002 increased $10.5 million, to $29.2 million from $18.7 million for the comparable period of the prior year. The increase resulted primarily from increased payments for merchandise inventories, partially offset by an increase in accounts payable and accrued expenses related to the timing of cash payments, and an increase in deferred revenue.

Investing cash flows

     Net cash from investing activities for the six months ended August 3, 2002 changed $21.1 million, to a $16.8 million use of cash from a $4.3 million source of cash for the same period of the prior year. During this six month period of fiscal 2002, we remodeled substantially all of our retail locations, opened one new retail store in Durham, North Carolina, and redesigned our website, all of which was paid for from our short-term investments combined with borrowings under our credit facility. In contrast, during the same period of fiscal 2001, we signed agreements with a third party to cancel leases and close three of our under-performing stores, for which we received cash compensation of $5.3 million. The total cash proceeds received approximated the net book value of the assets that were written off as part of the store closures.

Financing cash flows

     Net cash provided by financing activities for the six months ended August 3, 2002 increased $10.9 million, to $25.2 million from $14.3 million for the six months ended August 4, 2001. Substantially all of the cash provided by financing activities for the first six months of fiscal 2002 resulted from borrowings under our credit facility. In contrast, cash provided by financing activities for the same period of fiscal 2001 resulted primarily from the March and May preferred and common stock financings, which provided approximately $37.9 million in net proceeds. The net proceeds from these transactions were partially offset by approximately $17.7 million net payments on our line of credit, a $6 million pay-down of long-term, high-interest debt, and approximately $1.1 million in debt issuance costs.

     At August 3, 2002, we had in place a credit facility with an overall commitment of $80.0 million, of which $25.0 million was available for letters of credit. As of August 3, 2002, we had $24.4 million outstanding under the line of credit (before unamortized debt issuance costs of $1.2 million), and $17.0 million in outstanding letters of credit. Interest is paid monthly at the bank’s reference rate or LIBOR plus a margin. As of August 3, 2002, the bank’s reference rate was 6.75% and the LIBOR plus margin rate was 5.32%. The availability of credit at any given time under the credit facility is limited by reference to a borrowing base formula based upon numerous factors, including eligible inventory and eligible accounts receivable. The amount available under the credit facility is typically much less than the stated maximum limit of the facility. For example, as of August 3, 2002, in addition to outstanding borrowings and letter of credit obligations, we had availability of $7.3 million. The credit facility contains various restrictive covenants, including limitations on annual capital expenditures, the incurrence of additional debt, the acquisition of other businesses and the payment of dividends and other distributions.

     On August 29, 2002, the credit facility was amended, primarily to: 1) reduce the overall commitment from $80 million to $72 million; 2) at our election, to provide for an additional $5 million of availability for any continuous 60-day period between August 1 and October 31 of any year (not to exceed the $72 million overall commitment); and 3) to extend the expiration date by twelve months to June 30, 2004. Including the additional $5 million borrowing capacity, availability as of August 3, 2002 would have been $12.3 million.

     In connection with a September 2000 amendment of the credit facility, we issued warrants to purchase common stock to some of the lenders under the facility. As of February 2, 2002, approximately 405,000 of warrants at exercise prices of $3.75 and $2.00 per share remained outstanding. During the first quarter of fiscal 2002, all of these remaining warrants were net exercised on a cashless basis. The fair value of the warrants as of the exercise date was calculated using the Black-Scholes model, with the following assumptions: expected life of 1.7 years, stock volatility considered to be 50%, risk free interest rate of 2.3%, and no dividends during the expected term. As of August 3, 2002, the valuation of the warrants from the end of the prior fiscal year to their exercise dates resulted in additional expense of $278,000.

     There are no additional store openings planned in fiscal 2002.

     We currently believe that the combination of the 2001 preferred and common stock financings, our cash flow from operations and funds available under our credit facility will satisfy our expected working capital and capital expenditure requirements, including our contractual commitments describe below, for at least the next 12 months. However, the weakening of, or other adverse developments concerning, our sales performance or adverse developments concerning the availability of credit under our credit facility due to covenant limitations or other factors could limit the overall availability of funds to us. Moreover, we may not have successfully anticipated our future capital needs and, should the need arise, additional sources of financing may not be available or, if available, may not be on terms favorable to us or our stockholders. For more information, please see the section below entitled “Factors that May Affect our Operating Results,” in particular the subsections “We are dependent on external funding sources which may not make available to us sufficient funds when we need them” and “Because our business requires a substantial level of liquidity, we are dependent upon a credit facility with numerous restrictive covenants that limit our flexibility.”

Contractual Commitments

     The following table summarizes our significant contractual obligations as of August 3, 2002 (in thousands):

	AMOUNT OF COMMITMENT EXPIRATION PERIOD

		LESS THAN	1 - 3	4 - 5	AFTER
	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS

CONTRACTUAL OBLIGATIONS
Operating leases	$334,170	$37,773	$71,697	$68,401	$156,299
Capital leases	299	228	71	—	—

Total contractual cash obligations	$334,469	$38,001	$71,768	$68,401	$156,299

	AMOUNT OF COMMITMENT EXPIRATION PERIOD

		LESS THAN	1 - 3	4 - 5	AFTER
	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS

OTHER COMMERCIAL COMMITMENTS
Revolving credit facility	$62,990	$62,990	$—	$—	$—
Standby letters of credit	2,018	2,018	—	—	—
Trade letters of credit	14,992	14,992	—	—	—

Total commercial commitments	$80,000	$80,000	$—	$—	$—

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

     During the fiscal year ended February 2, 2002, we closed three under-performing stores. We anticipate closing an additional six to eight under-performing stores through 2004. A material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise trends and consumer demands may cause us to close additional under-performing stores. The closure of such stores would subject us to additional costs including, but not limited to, employee severance costs, charges in connection with the impairment of assets and costs associated with the disposition of outstanding lease obligations.

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

     We expend a large amount of our available funds on advertising in advance of a particular season. Moreover, our advertising costs for the past three fiscal years have increased from approximately $11.2 million per year to approximately $16.1 million per year, and we expect to continue to increase our advertising expenditures during the fiscal year ending February 1, 2003. As a result, if we misjudge the directions or trends in our market, we may expend large amounts of our cash on advertising that generates little return on investment, which would have a negative effect on our operating results. During the last three fiscal years, our advertising costs have increased while our overall revenues have declined. Accordingly, we have spent increasing amounts of cash on advertising without achieving overall revenue increases and, if this trend were to continue, it would have a negative impact on our operating results.

Our quarterly results fluctuate due to a variety of factors and are not a meaningful indicator of future performance.

     Our quarterly results have fluctuated in the past and may fluctuate significantly in the future, depending upon a variety of factors, including, among other things, the mix of products sold, the timing and level of markdowns, promotional events, store openings, closings, remodelings or relocations, shifts in the timing of holidays, timing of catalog releases or sales, competitive factors and general economic conditions. Accordingly, our profits or losses may fluctuate. Moreover, in response to competitive pressures, we may take certain pricing or marketing actions that could have a material adverse effect on our business, financial condition and results of operations. Therefore, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and cannot be relied upon as indicators of future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, the market price of our securities would likely decline.

Fluctuations in comparable store sales may cause our revenues and operating results from period to period to vary.

     A variety of factors affect our comparable store sales including, among other things, the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise mix, promotional events, the impact of competition and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past, and we believe that such fluctuations may continue. Our comparable store sales decreased 4.6% in the fiscal year ended February 2, 2002, decreased 1.0% in the fiscal year ended February 3, 2001, and increased 0.8% in the fiscal year ended January 29, 2000. Comparable store sales increased 8.9% in the second quarter of the current fiscal year, as compared to the second quarter of the prior fiscal year. Past comparable store sales results may not be indicative of future results. As a result, the unpredictability of our comparable store sales may cause our revenues and operating results to vary quarter to quarter, and an unanticipated decline in revenues may cause our stock price to fluctuate.

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

     We, like other emerging-growth retailers, rely significantly on external funding sources to finance our operations and growth. Any reduction in cash flow from operations could increase our external funding requirements to levels above those currently available to us. While we currently have in place an $72.0 million credit facility, the amount available under this facility is typically much less than the $72.0 million stated maximum limit of the facility because the availability of eligible collateral for purposes of the borrowing base limitations in the credit facility usually reduces the overall credit amount otherwise available at any given time. We currently believe that the combination of the March 2001 preferred stock financing, the May and November 2001 common stock financings, our cash flow from operations and funds available under our credit facility will satisfy our capital requirements for at least the next 12 months. However, the weakening of, or other adverse developments concerning, our sales performance or adverse developments concerning the availability of credit under our credit facility due to covenant limitations or other factors could limit the overall availability of funds to us.

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

     Our business requires substantial liquidity in order to finance inventory purchases, the employment of sales personnel for the peak holiday period, publicity for the holiday buying season and other similar advance expenses. In addition, other activities such as expenses of our direct-to-customer business may require additional capital expenditures. We currently have in place a credit facility with a syndicate of lenders, which includes, among others, Fleet Capital Corporation. The facility provides for an overall commitment of $72.0 million, of which $25.0 million is available for letters of credit. Over the past several years, we have entered into numerous modifications of this credit facility, primarily to address changes in the covenant requirements to which we are subject. Additionally, in August 2002, we further amended the credit facility, primarily to: 1) reduce the overall commitment from $80 million to $72 million; 2) at our election, to provide for an additional $5 million of availability for any continuous 60-day period between August 1 and October 31 of any year (not to exceed the $72 million overall commitment); and 3) to extend the expiration date of the credit facility by twelve months to June 30, 2004.

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

     We have drawn upon the credit facility in the past and we expect to draw upon it in the future. As a result, any failure to comply with the terms of the credit facility would entitle the secured lenders to foreclose on our assets, including our accounts receivable, inventory, general intangibles, equipment, goods, and fixtures. The secured lenders would be repaid from the proceeds of the liquidation of those assets before the assets would be available for distribution to other creditors and, lastly, to the holders of our capital stock. Our ability to satisfy the financial and other restrictive covenants may be affected by events beyond our control.

Future increases in interest and other expense may impact our future operations.

     High levels of interest and other expense have had and could have negative effects on our future operations. While our credit facility was amended in March and September 2001 to provide us with more favorable interest rates and changes to some financial covenants, a substantial portion of our cash flow from operations was used to pay our interest expense and will not be available for other business purposes. Interest expense decreased $1.1 million to $4.8 million in the fiscal year ended February 2, 2002, from $5.9 million the fiscal year ended February 3, 2001. This decrease resulted from reduced debt levels, partially offset by an increase in the average interest rate. In the fiscal year ended February 3, 2001, interest expense increased $4.5 million to $5.9 million from the prior fiscal year. The increased interest expense in these fiscal years resulted primarily from an increase in the average borrowings outstanding. Second quarter interest expense for the fiscal year ending February 1, 2003 was $0.8 million.

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

     We have invested additional resources in the expansion of our direct-to-customer business which could increase the risks associated with aspects of this segment of our business. In the fiscal year ended February 2, 2002, sales through our direct-to-customer channel grew by 49%. Net direct-to-customer sales in the second quarter of fiscal 2002 increased 40.0% as compared to the second quarter of fiscal 2001. Increased activity in our direct-to-customer business could result in material changes in our operating costs, including increased merchandise inventory costs and costs for paper and postage associated with the distribution and shipping of catalogs and products. Although we intend to attempt to mitigate the impact of these increases by improving efficiencies, we cannot assure you that we will succeed in mitigating expenses with increased efficiency or that cost increases associated with our direct-to-customer business will not have an adverse effect on the profitability of our business. Additionally, while we out-source the fulfillment of our direct-to-customer division, including telemarketing, customer service and distribution, to a third party, such third party may not have the capacity to accommodate our growth. This lack of capacity may result in delayed customer orders and deficiencies in customer service, both of which may adversely affect our reputation and cause us to lose sales revenue.

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

     The success of our business will continue to depend upon our key personnel, including our President and Chief Executive Officer, Gary G. Friedman. In the first two quarters of our fiscal year ended February 2, 2002 we experienced significant turnover in our executive staff, including the departure of our Chief Financial Officer who was not replaced until December of 2001. In August 2002, we announced the appointment of a new General Merchandising Manager. Turnover in personnel and the recruitment and retention of a new executive staff create challenges for us. For instance, in addressing transitional issues associated with the administration of the finance function, we have discovered certain problems which we have been obligated to address and resolve and, in certain cases, which we continue to work through. In particular, we are continuing to evaluate the various procedures used in our accounting systems and as a part of this evaluation we have been implementing, and anticipate further implementing, various changes as necessary.

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

     We believe that general trends in the economy have adversely affected retail sales, and that we may continue to be hurt by such trends. In particular, a weakening environment for retail sales could adversely affect consumer interest in our major product lines. Our comparable store sales decreased 4.6% for the fiscal year ended February 2, 2002, although our comparable store sales increased 8.9% in the second quarter of the fiscal year ending February 1, 2003. Additionally, in the fiscal years ended January 29, 2000, February 3, 2001 and February 2, 2002, we were not profitable. The success of our business depends to a significant extent upon the level of consumer spending. A number of economic conditions affect the level of consumer spending on merchandise that we offer, including, among other things, the general state of the economy, general business conditions, the level of consumer debt, interest rates, taxation and consumer confidence in future economic conditions. More generally, reduced consumer confidence and spending may result in reduced demand for our products and limitations on our ability to increase prices, and may also require increased levels of selling and promotional expenses. Adverse economic conditions and any related decrease in consumer demand for discretionary items such as those offered by us could have a material adverse effect on our business, results of operations and financial condition.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There are no material pending legal proceedings against us. We are, however, involved from time to time in legal proceedings, including litigation arising in the ordinary course of our business. At the present time, we believe no legal proceedings will have a material adverse effect on our business, financial condition or results of operations. However, we cannot assure you that the results of any proceeding will be in our favor. Moreover, due to the uncertainties inherent in any legal proceeding, we cannot accurately predict the ultimate outcome of any proceeding and may incur substantial costs to defend the proceeding, irrespective of the merits. Unfavorable outcome of any legal proceeding could have an adverse impact on our business, financial condition, and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company held its 2002 Annual Meeting of Stockholders on July 10, 2002.

(c)  As of the close of business on the record date, we had 29,759,931 shares of our common stock, held by 203 stockholders of record, outstanding and entitled to vote on all proposals presented at the annual meeting, other than the election of one Class I director, Glenn J. Krevlin, for which only holders of our Series A preferred stock may vote. We had 13,470 shares of our Series A preferred stock outstanding and entitled to vote on all proposals presented at the annual meeting, held by 9 stockholders of record. Of these outstanding shares, 80.8% or 27,268,433 shares of common stock and Series A preferred stock (on an as-converted to common stock basis) were represented at such meeting, in person or by proxy, which constituted a quorum. The matters voted upon at the Annual Meeting and the results of the voting as to each such matters are set forth below:

i.	The following individuals were elected by holders of our common stock and Series A preferred stock as our Class I directors to serve for a three-year term until the 2005 Annual Meeting of the stockholders or until their successors are duly elected and qualified:

	Votes For	Votes Withheld

Damon H. Ball	27,156,194	112,239
Raymond C. Hemmig	27,152,674	115,759

The following individual was elected by holders of our Series A preferred stock as our Class I director to serve for a three-year term until the 2005 Annual Meeting of the stockholders or until his successor is duly elected and qualified:

	Votes For	Votes Withheld

Glenn J. Krevlin	13,470	0

After the election of the above-name directors at our 2002 Annual Meeting of Stockholders, our current board of directors consists of Damon H. Ball, Thomas M. Bazzone, Robert E. Camp, Gary G. Friedman, Stephen J. Gordon, Raymond C. Hemmig, Glenn J. Krevlin an Mark J. Schwartz.

ii.	The ratification of the appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ending February 3, 2003.

For	Against	Abstain	Broker Non-Votes

27,069,593	195,933	2,907	0

ITEM 5. OTHER INFORMATION

We entered into a Letter Agreement, dated as of August 2, 2002, with certain holders of our Series A preferred stock whereby these Series A holders agreed to waive their right to certain dividends in the event we were to declare a dividend on our common stock. In the same agreement, we agreed that we will not declare any dividends payable to our common stock holders unless and until we first obtain the approval of the holders of at least seventy percent of the then outstanding shares of Series A preferred stock. We have never declared or paid any dividends on our capital stock and have no obligation to do so. We currently intend to retain any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any dividends in the foreseeable future.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

     See attached exhibit index.

(b) Reports on Form 8-K.

     On May 6, 2002, we filed with the Securities and Exchange Commission a current report on Form 8-K, which attached a press release issued on May 3, 2002 announcing the finalization of our restatement of financial results for fiscal 2000 and the first three quarters of fiscal 2001 and updating our fiscal 2001 results.

     On May 9, 2002, we filed with the Securities and Exchange Commission a current report on Form 8-K, which attached a press release issued on May 9, 2002 announcing our sales results for the first quarter of fiscal 2002.

     On May 23, 2002, we filed with the Securities and Exchange Commission a current report on Form 8-K, which attached a press release issued on May 22, 2002 announcing our financial results for the first quarter of fiscal 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Restoration Hardware, Inc.

Date: September 17, 2002	By:	/s/ GARY G. FRIEDMAN Gary G. Friedman President and Chief Executive Officer

Date: September 17, 2002	By:	/s/ KEVIN W. SHAHAN Kevin W. Shahan Vice President and Chief Financial Officer (principal financial and chief accounting officer)

RESTORATION HARDWARE, INC.

CERTIFICATION

I, Gary G. Friedman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Restoration Hardware, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 17, 2002

By:	/s/ GARY G. FRIEDMAN

Gary G. Friedman Chief Executive Officer

RESTORATION HARDWARE, INC.

CERTIFICATION

I, Kevin W. Shahan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Restoration Hardware, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 17, 2002

By:	/s/ Kevin W. Shahan

Kevin W. Shahan Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DOCUMENT DESCRIPTIONS

3.1	Second Amended and Restated Certificate of Incorporation, as amended(1)

3.2	Amended and Restated Bylaws(2)

10.1	Letter Agreement between Restoration Hardware, Inc. and certain investors named therein, dated as of August 2, 2002

10.2	Option Agreement between Restoration Hardware, Inc. and Tom Bazzone, dated July 10, 2002

10.3	Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated March 18, 2001

10.4	Amendment No. 5 to the Sixth Amended and Restated Loan and Security Agreement, dated May 1, 2002

10.5	Amendment No. 6 to the Sixth Amended and Restated Loan and Security Agreement, dated August 29, 2002

(1)	Incorporated by reference to Exhibit 3.1 to the current report on Form 8-K for Restoration Hardware, Inc. filed with the Securities and Exchange Commission on October 24, 2001.

(2)	Incorporated by reference to Exhibit 3.2 to the quarterly report on Form 10-Q for Restoration Hardware, Inc. for the quarterly period ended October 31, 1998, filed with the Securities and Exchange Commission on December 15, 1998.