Form 10-K/A
period 2002-02-02
RESTORATION HARDWARE INC
filed 2002-12-23
CIK 863821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934
(Amendment No. 2)

For the fiscal year ended FEBRUARY 2, 2002

Commission file number 000-24261

RESTORATION HARDWARE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of incorporation of organization)	68-0140361
(I.R.S. Employer Identification No.)
15 KOCH ROAD, SUITE J
CORTE MADERA, CALIFORNIA	94925
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (415) 924-1005

Securities registered pursuant to section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
NONE	NONE

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

INTRODUCTORY NOTE

We issued a press release on December 18, 2002, included as an exhibit to our Form 8-K filed with the Securities and Exchange Commission on December 19, 2002, relating to our intention to restate our annual financial statements for fiscal year 2001 and the first two quarters of fiscal year 2002. This amendment on Form 10-K/A (Amendment No. 2) amends our annual report on Form 10-K/A (Amendment No. 1) for the fiscal year ended February 2, 2002, as filed with the Securities and Exchange Commission on September 17, 2002, and is being filed to give effect to the restatement of our consolidated financial statements. The consolidated financial statements and Items 6, 7 and 8 in Part II of this amended annual report on Form 10-K/A (Amendment No. 2) have been amended to give effect to the restatement discussed in Note 13 to the consolidated financial statements. This amendment incorporates certain revisions to historical financial data and related descriptions as well as certain minor typographical or factual corrections but is not intended to update other information presented in this annual report as originally filed, except where specifically noted.

This amended annual report on Form 10-K/A (Amendment No. 2) contains forward-looking statements that are based on the beliefs of, and estimates made by and information currently available to, our management. The words “expect,” “anticipate,” “intend,” “plan” and similar expressions identify forward-looking statements. These statements are subject to risks and uncertainties. Actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in “Factors That May Affect Our Future Operating Results” and elsewhere in this amended annual report on Form 10-K/A (Amendment No. 2). We assume no obligation to update this information.

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

	Fiscal 2001	Fiscal 2000 (2)	Fiscal 1999	Fiscal 1998 (1)	Fiscal 1997

	As Restated (5)
Results of Operations (Dollars in thousands except per share amounts):
Net sales	$366,473	$366,236	$298,902	$211,347	$98,655
Earnings (loss) before income taxes	(42,232)	(5,977)	(4,773)	8,247	3,056
Net earnings (loss)	(33,025)	(4,560)	(3,040)	4,866	1,748
Net earnings (loss) available to common shareholders	(35,842)	(4,560)	(3,040)	3,867	(5,285)
Basic EPS	(1.53)	(0.27)	(0.18)	0.33	(1.20)
Diluted EPS	(1.53)	(0.27)	(0.18)	0.23	(1.20)
Financial Position:
Working capital	51,362	36,196	48,373	34,417	8,188
Total assets	206,742	233,871	221,715	164,245	87,233
Debt and other liabilities	3,236 (4)	39,470	37,145	470	10,678
Redeemable convertible preferred stock	14,106	—	—	—	43,033
Stockholders’ equity	88,986	78,875	82,882	83,755	(11,748)
Retail Stores:
Store count	104	106	93	65	41
Comparable store sales growth (3)	(4.6%)	(1.0%)	0.8%	12.3%	11.1%
Store selling sq. ft. at year-end	682,936	701,628	614,343	418,025	250,622

(1)	The results of operations for 1998 include the results of Michaels from the date of acquisition on March 20, 1998.

(2)	Fiscal 2000 was a 53-week year. For purposes of the calculation of comparable store growth, results were calculated to correspond with 52-week fiscal year.

(3)	Comparable store sales are defined as sales from stores whose gross square feet did not change by more than 20% in the previous 12 months and which have been open at least 12 full months. Stores generally become comparable in their 14th full month of operation.

(4)	As of February 2, 2002, we had no outstanding bank debt.

(5)	See Note 13 to the consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management’s discussion and analysis of financial condition and results of operations gives effect to the restatement discussed in Note 13 to the consolidated financial statements.

RESULTS OF OPERATIONS

Net Sales

     Net sales consist of the following components:

	2001	% OF TOTAL	2000	% OF TOTAL	1999	% OF TOTAL

	(Dollars in thousands)
Retail sales	$332,783	90.8%	$342,687	93.5%	$279,225	93.4%
Direct-to-customer	33,647	9.2%	22,554	6.2%	12,785	4.3%
Furniture manufacturing	43	—	995	0.3%	6,892	2.3%

Total net sales	$366,473	100.0%	$366,236	100.0%	$298,902	100.0%

     Net sales for the 52 weeks ended February 2, 2002 (“fiscal 2001”), increased $0.2 million or 0.1% over net sales for the 53 weeks ended February 3, 2001 (“fiscal 2000”). Net sales for fiscal 2000 increased $67.3 million, or 22.5%, over net sales for the 52 weeks ended January 29, 2000 (“fiscal 1999”). The furniture manufacturing sales include only those sales to employees of The Michaels Furniture Company, Inc. and third parties. Total net sales include shipping fees of $7.1 million, $5.7 million and $4.0 million for fiscal 2001, fiscal 2000, and fiscal 1999, respectively. As of February 2, 2002, we operated 104 stores in 31 states, the District of Columbia and Canada.

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

Furniture Manufacturing

     We own a wholly-owned furniture manufacturing company located in Sacramento, California, The Michaels Furniture Company (“Michaels”). The large majority of furniture produced at Michaels is sold through the Company’s sales channels. Additionally, since we acquired Michaels, there have been sales of Michaels furniture to third party customers. Over the past 3 years, we have significantly reduced these sales to third parties in order to increase production capacity for inter-segment sales. Inter-segment sales to Restoration Hardware represented virtually all of Michaels’ total sales during fiscal 2001, and this trend is expected to continue.

COST OF SALES AND OCCUPANCY

     In fiscal 2001, cost of sales and occupancy expenses expressed as a percentage of net sales increased 9.0% to 78.3% from 69.3% in fiscal 2000.

     In the fourth quarter of fiscal 2001 we had charges due to special items totaling $17.5 million which accounted for 4.8% of the 9.0% increase in the cost of sales expressed as a percentage of net sales. These charges included: a $5.3 million charge to reduce certain inventory being eliminated in our repositioning strategy to its net realizable value, a $2.0 million accelerated depreciation charge related to reduced lives of certain long-lived assets being replaced in our Spring 2002 store remodel program, and a $10.2 million charge related to the write-down of long-lived assets in eight under-performing stores. These charges are further discussed below in the section “Special Items.”

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

INCOME TAXES

     The fiscal 2001 income tax benefit included a valuation allowance charge of $7 million, as more further discussed in “Critical Accounting Policies” below. After adjusting for this charge, our effective tax benefit rate was 21.8% in fiscal 2001, as compared to a tax benefit rate of 37.4% in fiscal 2000 and a tax provision rate of 36.3% in fiscal 1999. These rates reflect the effect of aggregate state tax rates based on a mix of retail sales and direct-to-customer sales in the various states in which we have sales revenue or conduct business.

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

Contractual Commitments:

The following table summarizes significant contractual obligations of the Company as of February 2, 2002:

	AMOUNT OF COMMITMENT EXPIRATION PERIOD

	TOTAL	LESS THAN 1 YEAR	1 - 3 YEARS	4 - 5 YEARS	AFTER 5 YEARS

CONTRACTUAL OBLIGATIONS
Long-term debt	$—	$—	$—	$—	$—
Operating leases	350,069	36,327	71,148	67,382	175,212
Capital leases	464	278	186	—	—
Other long-term obligations	3,236	3,236	—	—	—

Total contractual cash obligations	$353,769	$39,841	$71,334	$67,382	$175,212

	AMOUNT OF COMMITMENT EXPIRATION PERIOD

OTHER COMMERCIAL COMMITMENTS	TOTAL	LESS THAN 1 YEAR	1 - 3 YEARS	4 - 5 YEARS	AFTER 5 YEARS

Revolving credit facility	$80,000	$—	$80,000	$—	$—
Standby letters of credit	2,737	2,737	—	—	—
Trade letters of credit	10,599	10,599	—	—	—

Total commercial commitments	$93,336	$13,336	$80,000	$—	$—

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

     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgement in their application. There are also areas in which management’s judgement in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page 23 of this annual report, which contain accounting policies and other disclosures required by generally accepted accounting principles.

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

RESTATEMENT

     In the course of our continuing efforts to upgrade accounting systems and personnel, we identified accounting errors concerning our accounts payable and inventory balances as of February 2, 2002. The errors, which resulted from the incorrect processing of certain specific transactions, were primarily related to the recording of duplicate payments to vendors and also to unrecorded amounts related to inventory freight costs. The primary effect of correcting these identified accounting errors was to decrease accounts payable and accrued liabilities, originally reported as $34.9 million, to $34.1 million and to increase merchandise inventories, originally reported as $62.1 million, to $62.6 million, in each case as of the end of the fiscal year ended February 2, 2002. Accordingly, the correction of these identified accounting errors resulted in reducing the reported net loss available to common stockholders from $36.7 million, or $1.57 per share, to $35.8 million, or $1.53 per share, for the fiscal year ended February 2, 2002. Note 13 to the consolidated financial statements in Item 8 of this Part II summarizes the significant effects of our restatement of the consolidated financial statements as of and for the year ended February 2, 2002 to reflect the corrections for these identified accounting errors.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K/A contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include statements as to the results of strategic initiatives, our working capital and capital expenditure needs, the impact of competition and other statements containing words such as “believes,” “anticipates,” “estimates,” “expects,” “may,” “intends,” and words of similar import or statements of our management’s opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, changes in economic or business conditions in general, changes in product supply, fluctuations in comparable store sales, limitations resulting from restrictive covenants in our credit facility, failure of our management to anticipate changes in consumer trends, loss of key vendors, changes in the competitive environment in which we operate, changes in our management information needs, changes in management, failure to raise additional funds when required, changes in customer needs and expectations, governmental actions and consequences stemming from terrorist activities in or related to the United States. We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this annual report.

QUARTERLY RESULTS OF OPERATIONS

	2001

	FIRST	SECOND	THIRD	THIRD	FOURTH	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER	QUARTER	QUARTER

			As Previously Reported	As Restated(4)	As Previously Reported	As Restated(4)
	(dollars in thousands, except per share data)
Statements of Consolidated Operations Data:
Net sales(1)	$70,659	$75,912	$75,504	$75,504	$144,398	$144,398
Gross profit	15,544	15,886	15,375	15,569	31,331	32,520
As a % of net sales	22.0%	20.9%	20.4%	20.6%	21.7%	22.5%
Income (loss) from operations	(8,631)	(8,606)	(12,503)	(12,309)	(6,731)	(5,542)
Comparable store sales change	(11.4%)	(5.4%)	(10.8%)	(10.8%)	3.0%	3.0%
Net loss	(7,425)	(5,779)	(8,318)	(8,200)	(12,345)	(11,621)
Earnings (loss) per common share:
Basic(2)	$(.46)	$(.30)	$(.36)	$(.36)	$(.45)	$(.42)
Diluted(3)	$(.46)	$(.30)	$(.36)	$(.36)	$(.45)	$(.42)

	2000

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER

	(dollars in thousands, per share data)
Statements of Consolidated Operations Data:
Net sales(1)	$68,900	$72,427	$81,247	$143,662
Gross profit	16,950	19,170	20,415	55,939
As a % of net sales	24.6%	26.5%	25.1%	38.9%
Income (loss) from operations	(6,905)	(4,493)	(6,790)	18,015
Comparable store sales change	(14.4%)	0.8%	(1.7%)	5.7%
Earnings (loss) before cumulative effect of change in accounting principle	(4,634)	(3,320)	(5,119)	9,332
Net earnings (loss)	(4,634)	(3,320)	(5,119)	9,332
Earnings (loss) per common share before cumulative effect of change in accounting principle per common share:
Basic(2)	$(0.32)	$(0.19)	$(0.30)	$0.55
Diluted(3)	$(0.32)	$(0.19)	$(0.30)	$0.54
Earnings (loss) per common share:
Basic(2)	$(0.32)	$(0.19)	$(0.30)	$0.55
Diluted(3)	$(0.32)	$(0.19)	$(0.30)	$0.54

(1)	Net sales amounts include shipping fees in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs.

(2)	Basic earnings per share is calculated for interim periods, including the effect of stock options exercised in prior interim periods. Basic earnings per share for the fiscal year is calculated using weighted shares outstanding based on the date stock options were exercised. Therefore, basic earnings per share for the cumulative four quarters may not equal fiscal year basic earnings per share.

(3)	Diluted earnings per share for the fiscal year and for quarters with net earnings are computed based on weighted average common stock outstanding, convertible preferred stock and common stock equivalents (stock options and warrants). Net loss per share for quarters with net losses is computed based solely on weighted average common shares outstanding. Therefore, the diluted earnings (loss) per share for each quarter may not equal the diluted earnings (loss) per share for the full fiscal year.

(4)	See Note 13 to the consolidated financial statements.

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

     As discussed in Note 13, the accompanying consolidated financial statements as of and for the year ended February 2, 2002 have been restated.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
April 23, 2002 (September 13, 2002 as to Note 1 and December 23, 2002 as to the effects of the restatement discussed in Note 13)

RESTORATION HARDWARE, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	FEBRUARY 2,	FEBRUARY 3,
	2002	2001

	As Restated (See Note 13)
ASSETS
Current assets
Cash and cash equivalents	$22,285	$2,610
Accounts receivable	3,278	8,069
Merchandise inventories	62,609	85,067
Prepaid expense and other	13,800	8,975

Total current assets	101,972	104,721
Property and equipment, net	87,934	117,186
Goodwill	4,560	4,776
Other assets	12,276	7,188

Total assets	$206,742	$233,871

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS EQUITY
Current liabilities
Accounts payable and accrued expenses	$34,065	$43,321
Revolving line of credit and short term debt	—	5,730
Current portion of deferred lease incentives	4,507	4,575
Deferred revenue	2,855	6,398
Other current liabilities	9,183	8,501

Total current liabilities	50,610	68,525
Long-term debt	—	33,128
Long-term portion of deferred lease incentives	37,101	41,944
Deferred rent	12,703	10,787
Other long-term obligations	3,236	612

Total liabilities	103,650	154,996
Series A redeemable convertible preferred stock, $.0001 par value, 28,037 shares designated on March 21, 2001, 14,320 shares issued and outstanding at February 2, 2002, aggregate liquidation preference and redemption value of $16,411 at February 2, 2002	14,106	—
Common stock, $.0001 par value, 60,000,000 shares
authorized, 28,827,883 and 17,100,142 issued and outstanding, respectively	144,162	94,901
Stockholder loan	(2,050)	—
Unearned compensation	(1,103)	—
Accumulated other comprehensive loss	(159)	(4)
Accumulated deficit	(51,864)	(16,022)

Total stockholders’ equity	88,986	78,875

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$206,742	$233,871

The accompanying notes are an integral part of these consolidated financial statements.

RESTORATION HARDWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended

	February 2,	February 3,	January 29,
	2002	2001	2000

	As Restated (See Note 13)
Net sales	$366,473	$366,236	$298,902
Cost of sales and occupancy	286,954	253,762	207,225

Gross profit	79,519	112,474	91,677
Selling, general and administrative	114,607	112,647	95,031

Loss from operations	(35,088)	(173)	(3,354)
Interest expense	(4,780)	(5,895)	(1,628)
Interest income	313	91	209
Change in fair value of warrants	(2,677)	—	—

Pretax loss	(42,232)	(5,977)	(4,773)
Income tax benefit	9,207	2,236	1,733

(Loss) before cumulative effect of change in accounting principle	(33,025)	(3,741)	(3,040)
Cumulative effect of change in accounting principle, net of tax effect of $570	—	(819)	—

Net loss	(33,025)	(4,560)	(3,040)
Preferred shareholder return:
Dividends	(1,411)	—	—
Beneficial conversion charges	(1,406)	—	—

(Loss) available to common stockholders	$(35,842)	$(4,560)	$(3,040)

Earnings (Loss) per common share – basic and diluted:
Before cumulative effect of change in accounting principle	$(1.53)	$(0.22)	$(0.18)
Cumulative effect of change in accounting principle	—	(0.05)	—
Earnings (loss) per common share	(1.53)	(0.27)	(0.18)
Weighted average shares outstanding, basic and diluted	23,396	17,042	16,698

The accompanying notes are an integral part of these consolidated financial statements.

RESTORATION HARDWARE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(DOLLARS IN THOUSANDS)

	Redeemable
	Convertible						Accumulated			Total
	Preferred Stock		Common Stock				Other		Total	Comprehensive
					Stockholder	Unearned	Comprehensive	Accumulated	Stockholders’	Income
(Dollars in thousands)	Shares	Amount	Shares	Amount	Loan	Compensation	Income/(Loss)	Deficit	Equity	(Loss)

BALANCE AT JANUARY 30, 1999	—	$—	16,246,260	$92,169	—	—	$8	$(8,422)	$83,755	—
Issuance of common stock	—	—	655,078	2,149	—	—	—	—	2,149	—
Foreign currency translation adjustment	—	—	—	—	—	—	18	—	18	$18
Net loss	—	—	—	—	—	—	—	(3,040)	(3,040)	(3,040)

BALANCE AT JANUARY 29, 2000	—	—	16,901,338	94,318	—	—	26	(11,462)	82,882	$(3,022)

Issuance of common stock	—	—	198,804	583	—	—	—	—	583	—
Foreign currency translation adjustment	—	—	—	—	—	—	(30)	—	(30)	$(30)
Net loss		—	—	—	—	—	—	(4,560)	(4,560)	(4,560)

BALANCE AT FEBRUARY 3, 2001	—	—	17,100,142	94,901	—	—	(4)	(16,022)	78,875	$(4,590)
Issuance of preferred stock - net	15,000	13,440	—	—	—	—	—	—	—	—
Beneficial conversion feature	—	(1,406)	—	1,406	—	—	—	—	1,406	—
Accretion of cumulative dividends of preferred stock	—	1,411	—	—	—	—	—	(1,411)	(1,411)	—
Stock Compensation	—	—	—	1,580	—	(1,580)	—	—	—	—
Amortization of unearned stock compensation	—	—	—	—	—	477	—	—	477	—
Beneficial conversion charge		1,406	—	—	—	—	—	(1,406)	(1,406)	—
Conversion of preferred stock to common stock	(680)	(745)	340,000	745	—	—	—	—	745	—
Foreign currency translation adjustment	—	—	—	—	—	—	(155)	—	(155)	$(155)
Net loss As Restated (See Note 13)	—	—	—	—	—	—	—	(33,025)	(33,025)	(33,025)
Issuance of common stock - net	—	—	11,387,741	45,530	(2,050)	—	—	—	43,480	—

BALANCE AT FEBRUARY 2, 2002
As Restated (See Note 13)	14,320	$14,106	28,827,883	$144,162	$(2,050)	$(1,103)	$(159)	$(51,864)	$88,986	$(33,180)

The accompanying notes are an integral part of these consolidated financial statements.

RESTORATION HARDWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Fiscal Year Ended

	FEBRUARY 2, 2002	FEBRUARY 3, 2001	JANUARY 29, 2000

	As Restated (See Note 13)
Cash flows from operating activities:
Loss before cumulative effect of change in accounting principle	$(33,025)	$(3,741)	$(3,040)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in fair value of warrants	2,677	—	—
Depreciation and amortization	20,624	15,915	10,788
Impairment of fixed assets	10,220	—	—
Other	(142)	—	—
Deferred income taxes	(7,615)	(3,956)	(3,791)
Changes in assets and liabilities:
Accounts receivable	4,791	(1,518)	(1,376)
Merchandise inventories	21,243	2,618	(20,504)
Prepaid expenses and other assets	(156)	(583)	(1,720)
Accounts payable and accrued expenses	(9,256)	(2,054)	5,679
Tax payable	—	18	(1,492)
Deferred revenue	(3,543)	6,398	—
Other current liabilities	374	(1,238)	2,164
Deferred rent	2,187	2,718	3,788
Deferred lease incentives and other long-term liabilities	(4,044)	4,792	13,802

Net cash provided by operating activities	4,335	19,369	4,298

Cash flows from investing activities:
Proceeds from store closing agreements	5,325	—	—
Capital expenditures	(3,798)	(23,506)	(46,620)
Purchase of The Michaels Furniture Co	—	(80)	(592)

Net cash provided by (used in) investing activities	1,527	(23,586)	(47,212)

Cash flows from financing activities:
Net proceeds from private placement of preferred stock	13,440	—	—
Net proceeds from private placements of common stock	42,616	—	—
Borrowings (repayments) under revolving line of credit — net	(41,581)	1,429	37,447
Debt issuance costs	(1,426)	—	—
Borrowings (repayments) — other debt	(53)	218	(274)
Issuance of common stock	849	583	2,149

Net cash provided by financing activities	13,845	2,230	39,322

Effects of foreign currency exchange rate translation on cash:	(32)	(30)	18
Net increase (decrease) in cash and cash equivalents	19,675	(2,017)	(3,574)
Cash and cash equivalents:
Beginning of period	2,610	4,627	8,201

End of period	$22,285	$2,610	$4,627

Additional cash flow information:
Cash paid during the year for interest (net of amount capitalized)	$3,500	$5,137	$1,333
Cash (received) paid during the year for taxes	$(2,370)	$1,317	$4,145
Non-cash transactions:
Stockholder loan	$2,050	$—	$—
Beneficial conversion feature — preferred stock	$1,406	$—	$—
Beneficial conversion charge — preferred stock	$(1,406)	$—	$—
Dividends attributable to preferred stock	$(1,411)	$—	$—

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

     The Company closed three of its underperforming stores in fiscal 2001, for which it received cash proceeds from a third party who purchased the Company’s lease rights. The cash proceeds received of $5.3 million approximated the net book value of the assets that were written off as a part of the store closures.

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

     Shipping and Handling: Emerging Issues Task Force (“EITF”) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, should be classified as revenue. The Company records shipping and handling fees as net revenue in the sales channel segment (retail store or direct to customer) that originated the sales transaction. Shipping and handling fees included in revenues were $7.1 million, $5.7 million and $4.0 million in fiscal 2001, 2000 and 1999, respectively. Costs of shipping and handling are included in cost of sales and occupancy.

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

Taxes on Earnings

     Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the company generally considers all expected future events other than changes in the tax law or rates. For the year ended February 2, 2002, a $7 million tax valuation allowance was recorded against the Company’s deferred tax assets to reduce such assets to the amount that are more likely than not to be realized.

Stock-based Compensation

     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees. The disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, are set forth in Note 6.

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

Earnings Per Share

     SFAS No. 128, Earnings Per Share (“EPS”), requires earnings per share to be computed and reported, under the treasury stock method, as both Basic EPS and Diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common stock and dilutive common stock equivalents (stock options, convertible preferred stock and warrants) outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options or warrants to issue common stock were exercised, or preferred stock was converted into common stock. The potentially dilutive effects of certain common stock equivalents have been excluded from diluted earnings per share, because their inclusion would be anti-dilutive. Included here are only those options, warrants, and convertible preferred stock for which the exercise price is less than the average share price for the respective year.

	February 2, 2002	February 3, 2001	January 29, 2000

Shares of common stock subject to outstanding options	573,867	395,440	837,053
Shares of common stock subject to outstanding warrants	405,226	—	—
Shares of common stock reserved for conversion of the Series A preferred stock	7,160,000	—	—

     The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations (shares in thousands):

	2001		2000		1999

	Shares	Per Share	Shares	Per Share	Shares	Per Share

Basic earnings (loss) per common share	23,396	$(1.53)	17,042	$(0.27)	16,698	$(0.18)
Effect of dilutive securities(1)	—	—	—	—	—	—
Diluted earnings (loss) per common share	23,396	$(1.53)	17,042	$(0.27)	16,698	$(0.18)

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

New Accounting Pronouncements

     Effective February 4, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. The adoption of this standard had no material effect on our financial condition or results of operations.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations (effective July 1, 2001), and SFAS No. 142, Goodwill and Other Intangible Assets (effective for the Company on February 3, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. In accordance with the adoption of SFAS No. 142, as of February 3, 2002, the Company no longer amortizes goodwill. Goodwill was $4.6 million and $4.8 million as of February 2, 2002 and February 3, 2001, respectively. Goodwill amortization was $0.2 million in each of fiscal years 2001, 2000 and 1999. The adoption of this new accounting standard will result in the elimination of approximately $0.2 million of goodwill amortization each year. Instead, the Company will evaluate the fair value of goodwill versus the carrying amount on its balance sheet. The Company has not yet determined the impact the new approach to valuing goodwill will have on its financial position.

     As required by SFAS No. 142, prior year results have not been restated to reflect the non-amortization provision. A reconciliation of net loss available to stockholders and loss per common share as if SFAS No. 142 had been adopted is presented below for the 2001, 2000 and 1999 fiscal years:

	2001	2000	1999

	(Dollars in thousands, except per share amounts)

Net loss available to common stockholders:
Reported net loss available to common stockholders	$35,842	$4,560	$3,040
Goodwill amortization, net of tax effect	83	83	75

Adjusted net loss available to common stockholders	$35,759	$4,477	$2,965
Basic and diluted loss per common share:
Reported loss per share	$1.53	$0.27	$0.18
Goodwill amortization, net of tax effect	0.00	0.01	0.00

Adjusted loss per common share	$1.53	$0.26	$0.18

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 became effective for the Company on February 3, 2002. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

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

The aggregate future minimum rental payments under leases in effect at February 2, 2002 are as follows (in thousands):

YEAR ENDING	CAPITAL LEASES	OPERATING LEASES	TOTAL

2003 (FY 2002)	$278	$36,327	$36,605
2004	186	36,100	36,286
2005	—	35,048	35,048
2006	—	34,903	34,903
2007	—	32,479	32,479
Thereafter	—	175,212	175,212

Minimum lease commitments	$464	$350,069	$350,533

Less amount representing interest	(47)

Present value of capital lease obligations	417
Less current portion	(243)

Long-term portion	$174

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

(5) INCOME TAXES

The income tax expense (benefit) for the year ended February 2, 2002 consisted of (in thousands):

	FISCAL YEAR ENDED

	FEBRUARY 2, 2002	FEBRUARY 3, 2001	JANUARY 29, 2000

Current:
Federal	$(1,979)	$1,394	$1,692
State	(152)	326	366
Foreign	(2)	—	—

Total current payable	(2,133)	1,720	2,058

Deferred:
Federal	$(3,696)	(3,169)	(3,106)
State	(2,663)	(787)	(685)
Foreign	(715)

Total deferred	(7,074)	(3,956)	(3,791)

Provision for income taxes	$(9,207)	$(2,236)	$(1,733)

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	FEBRUARY 2, 2002	FEBRUARY 3, 2001	JANUARY 29, 2000

Current deferred tax asset (liability)
Accrued expense	$1,656	$827	$425
State tax benefit	(1,453)	(444)	(198)
Inventory	3,485	1,059	843
Deferred Revenue	655	446
Other	(615)	(1,041)	(1,221)

Net current deferred tax asset (liability)	3,728	847	(151)

Long-term deferred tax asset (liability):
Derivative warrant liability	1,121	—	—
Deferred lease credits	(758)	355	966
Property and equipment	8,833	6,560	3,230
Net operating loss carryforwards	8,710	239	—
AMT Credit	441	—	—

Net long-term deferred tax asset	18,347	7,154	4,196

Total deferred tax assets before valuation allowance	22,075	8,001	4,045
Valuation Allowance	(7,000)	—	—

Net deferred tax asset	$15,075	$8,001	$4,045

A reconciliation of the federal statutory tax rate to our effective state rate is as follows:

	FISCAL YEAR ENDED

	FEBRUARY 2, 2002	FEBRUARY 3, 2001	JANUARY 29, 2000

Provision at statutory tax rate	(34.0%)	(34.0%)	(34.0%)
State income taxes, net of federal tax benefit	(4.4%)	(5.1%)	(4.4%)
Other	0.0%	1.7%	2.1%
Valuation allowance	16.6%	0.0%	0.0%

Total	(21.8%)	(37.4%)	(36.3%)

     As of February 2, 2002, the Company had federal, state and foreign net operating loss carryovers of approximately $18.3 million, $18.7 million and $950,000, respectively. These net operating loss carryovers will expire between 2006 and 2021. As of February 2, 2002, the Company also had a federal alternative minimum tax credit of approximately $441,000. Using its best estimates, the Company has established a valuation allowance of $7.0 million at February 2, 2002, on certain of its federal and state deferred tax assets. The Company believes the remaining deferred tax assets are more likely than not to be realized. As is required by SFAS No. 109, the Company did not consider the impact of tax laws or changes in tax rates that had not been enacted by February 2, 2002, including the economic stimulus bill that was enacted subsequent to year-end on March 9, 2002.

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

     At February 2, 2002, the Company has reserved the following shares of common stock for issuance in connection with:

	Issuable upon
	conversion or
	exercise of	Available for	Total shares of
	outstanding	future sales	common stock
	securities	and grants	reserved

Series A preferred stock	7,160,000	6,707,500	13,867,500
Stock warrants	405,226	—	405,226
Stock options	3,836,778	2,454,491	6,291,269
Employee stock purchase plans	—	172,367	172,367
Total	11,402,004	9,334,358	20,736,362

     EQUITY TRANSACTIONS

     On March 21, 2001, the Company entered into a stock purchase agreement with its Chief Executive Officer, Gary G. Friedman in connection with his employment. Mr. Friedman purchased 571,429 shares of common stock at $1.75 per share for a total purchase price of approximately $1 million. The difference between the fair market value of $2.1875 per share on the closing date of the equity financing on March 21, 2001 and the purchase price of $1.75 per share resulted in a $250,000 charge that was expensed as compensation on that date.

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

     A summary of all employee option activity is set forth below:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding and exercisable, January 30, 1999	2,254,001	$8.75
Granted with exercise price at fair value (weighted average fair value of $4.98)
Exercised	(561,337)	1.27
Canceled	(282,992)	14.32

Outstanding and exercisable, January 29, 2000	2,409,798	11.00
Granted with exercise price at fair value (weighted average fair value of $2.25)	1,235,316	4.17
Exercised	(78,252)	1.54
Canceled	(623,902)	12.18

Outstanding and exercisable, February 3, 2001	2,942,960	8.06
Granted with exercise price at fair value (weighted average fair value of $1.99)	1,723,597	4.40
Granted with exercise price above fair value (weighted average fair value of $0.06)	205,000	6.00
Granted with exercise price below fair value (weighted average fair value of $1.57)	1,460,000	1.79
Exercised	(1,612,076)	1.68
Canceled	(882,703)	8.39

Outstanding and exercisable, February 2, 2002	3,836,778	$6.52

Vested at February 2, 2002	1,543,582

Available for future grant at February 2, 2002	2,454,491

Additional information regarding options outstanding as of February 2, 2002 is as follows:

				WEIGHTED
				AVERAGE	WEIGHTED		WEIGHTED
				REMAINING	AVERAGE		AVERAGE
RANGE OF			NUMBER	CONTRACTUAL	EXERCISE	NUMBER	EXERCISE
EXERCISE PRICES			OUTSTANDING	LIFE (YEARS)	PRICE	VESTED	PRICE

$0.00	—	0.33	20,000	8.92	$0.32	20,000	$0.32
$0.66	—	1.72	309,001	6.65	$1.30	209,438	$1.10
$2.00	—	2.94	585,414	9.08	$2.36	107,297	$2.66
$3.05	—	4.65	1,003,864	9.04	$4.25	139,167	$4.17
$5.00	—	7.25	1,009,307	9.26	$5.87	270,654	$5.89
$7.67	—	11.94	498,745	6.79	$10.42	409,846	$10.45
$12.38	—	14.50	53,456	7.28	$13.94	30,189	$14.50
$19.00	—	22.00	356,991	6.48	$19.86	356,991	$19.86

$0.66	—	$30.38	3,836,778	8.36	$6.52	1,543,582	$9.39

     SFAS No. 123, Accounting for Stock-Based Compensation requires the disclosure of pro forma net income had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely traded, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life 54 months in all three years; stock volatility considered to be 50% in 2001, 21% in 2000, and 50% in 1999; risk free interest rates of 2.28% in 2001, 4.90% in 2000, and 6.50% in 1999, and no dividends during the expected term. The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net income and per share amounts would have been as follows (dollars in thousands, except per share data):

	FISCAL YEAR ENDED

	FEBRUARY 2, 2002	FEBRUARY 3, 2001	JANUARY 29, 2000

Net income (loss) available to common stockholders
As reported	$(35,842)	$(4,560)	$(3,040)
Pro-forma	(37,013)	(5,924)	(5.547)
Net Income (loss) per share:
Basic and diluted, as reported	(1.53)	(0.27)	(0.18)
Basic and diluted, proforma	(1.58)	(0.35)	(0.33)

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

     Financial information for the Company’s business segments is as follows:

	FISCAL YEAR ENDED

	FEBRUARY 2, 2002	FEBRUARY 3, 2001	JANUARY 29, 2000

Net sales
Retail	$332,783	$342,687	$279,225
Direct-to-customer	33,647	22,554	12,785
Furniture manufacturing	16,001	19,980	26,376
Intersegment furniture sales	(15,958)	(18,985)	(19,484)

Consolidated net sales	$366,473	$366,236	$298,902

Income from operations
Retail	6,796	42,735	26,837
Direct-to-customer	1,751	278	(257)
Furniture manufacturing	(963)	(1,799)	2,494
Unallocated	(40,278)	(40,449)	(29,505)
Intersegment income from operations	(2,394)	(938)	(2,923)

Consolidated loss from operations	(35,088)	$(173)	$(3,354)

(12) ACQUISITION OF THE MICHAELS FURNITURE COMPANY, INC.

     On March 20, 1998, the Company acquired 100% of the outstanding stock of The Michaels Furniture Company, Inc. (“Michaels”), a privately-owned manufacturer of wood furniture, from its sole shareholder and then-current President, Michael Vermillion. The Michaels acquisition was accounted for under the purchase method of accounting and all acquired assets and liabilities were recorded at their estimated fair market values.

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

(13) RESTATEMENT

   Subsequent to the issuance of our consolidated financial statements for the year ended February 2, 2002, the Company identified accounting errors concerning our accounts payable and inventory balances as of February 2, 2002. The errors, which resulted from the incorrect processing of certain specific transactions, were primarily related to duplicate recording of payables to vendors and to unrecorded amounts related to inventory freight costs. As a result, the Company corrected for such identified errors and, accordingly, the consolidated financial statements as of and for the year ended February 2, 2002 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

	As of February 2, 2002

(in thousands, except per share amounts)	As Previously Report	As Restated

Merchandise inventories	$62,070	$62,609
Total current assets	101,433	101,972
Other assets	12,817	12,276
Total assets	206,744	206,742
Accounts payable and accrued expenses	34,909	34,065
Total current liabilities	51,454	50,610
Total liabilities	104,494	103,650
Accumulated deficit	(52,706)	(51,864)
Total stockholders’ equity	88,144	88,986
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	206,744	206,742

	Year ended February 2, 2002

(in thousands, except per share amounts)	As Previously Report	As Restated

Cost of sales and occupancy	$288,337	$286,954
Gross profit	78,136	79,519
Loss from operations	(36,471)	(35,088)
Loss before income taxes	(43,615)	(42,232)
Income tax benefit	9,748	9,207
Loss before cumulative effect of change in accounting principle	(33,867)	(33,025)
Net loss	(33,867)	(33,025)
Net loss available to common stockholders	(36,684)	(35,842)
Loss per common share — basic and diluted:
Before cumulative effect of change in accounting principle	($1.57)	($1.53)
Net loss	($1.57)	($1.53)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to certain relationships and related transactions between our company and directors, executive officers and stockholders owning greater than five percent of any class of voting securities will be set forth in the sections with the captions “Employment Contracts, Termination of Employment and Change in Control Arrangements ” and “Certain Relationships and Related Transactions” in our definitive proxy statement. This information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a) The following are filed as a part of this annual report on Form 10-K.

1.   Index to Financial Statements
Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity
Consolidated Statements of Cash Flows

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Corte Madera, State of California on this 23rd day of December, 2002.

RESTORATION HARDWARE, INC.

By:	/s/ GARY G. FRIEDMAN

Gary G. Friedman President and
Chief Executive Officer
(Principal Executive Officer)

Date: December 23, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 2 to the annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

	Chairman	December __, 2002

Stephen J. Gordon

/s/ GARY G. FRIEDMAN	President, Chief Executive Officer and Director	December 23, 2002

Gary G. Friedman

/s/ KEVIN W. SHAHAN	Vice President, Chief Financial Officer and Secretary	December 23, 2002
(Principal Financial Officer)
Kevin W. Shahan

	Executive Vice President, Chief Operating Officer,	December __, 2002
Assistant Secretary and Director
Thomas M. Bazzone

	Director	December __, 2002

Damon H. Ball

	Director	December __, 2002

Robert E. Camp

	Director	December __, 2002

Raymond C. Hemmig

	Director	December __, 2002

Glenn J. Krevlin

	Director	December __, 2002

Mark J. Schwartz

RESTORATION HARDWARE, INC.

CERTIFICATION

I, Gary G. Friedman, certify that:

1. I have reviewed this annual report on Form 10-K/A of Restoration Hardware, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: December 23, 2002

By:	/s/ Gary G. Friedman

Gary G. Friedman Chief Executive Officer

RESTORATION HARDWARE, INC.

CERTIFICATION

I, Kevin W. Shahan, certify that:

1. I have reviewed this annual report on Form 10-K/A of Restoration Hardware, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: December 23, 2002

By:	/s/ Kevin W. Shahan

Kevin W. Shahan Chief Financial Officer

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
AS OF AND FOR THE FISCAL YEARS ENDED FEBRUARY
2, 2002, FEBRUARY 3, 2001 AND JANUARY 29, 2000
(Dollars in Thousands)

Column A	Column B	Column C		Column D	Column E

Description	Balances at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balances at End of Period

AMOUNTS DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
Year ended January 29, 2000 Inventory reserves(1)	$130	$4,115	$—	$(4,125)	$120
Year ended February 3, 2001 Inventory reserves(1)	120	4,149	—	(3,062)	1,207
Year ended February 2, 2002 Inventory reserves(1)	1,207	9,425	—	(4,131)	6,501

(1)  Amounts include reserves for shortages, damaged goods, and reductions in inventory to record inventory at its net realizable value.

EXHIBIT INDEX

EXHIBIT NUMBER		DOCUMENT DESCRIPTION

	3.1	Amended and Restated Certificate of Incorporation, as amended(1)

	3.2	Bylaws, as amended to date(2)

	4.1	Reference is made to Exhibit 3.1

	4.2	Reference is made to Exhibit 3.3

	4.3	Specimen Common Stock Certificate(3)

	4.4	Specimen Series A Preferred Stock Certificate(4)

	4.5	Specimen Series B Preferred Stock Certificate(4)

	4.6	Certificate of Designation of Series A and Series B Preferred Stock(4)

	4.7	Consent and Waiver Regarding Additional Financing(5)

	4.8	Amended and Restated Letter Agreement, dated as of March 21, 2001, by and among certain holders of Series A preferred stock(6)

+	10.1	Form of 1995 Stock Option Plan(3)

+	10.2	Form of 1998 Stock Incentive Plan(3)

+	10.3	Form of 1998 Employee Stock Purchase Plan(3)

	10.4	Form of Indemnity Agreement for Officers and Directors(3)

	10.5	Restated Investors Rights Agreement, dated May 16, 1997, among Restoration Hardware, Inc., the Founders and Common Stock Warrantholders, Series D Warrantholders and Common Stock Holders and Investors(3)

	10.6	Stock Purchase Agreement, dated March 20, 1998, between Restoration Hardware, Inc. and Michael Vermillion(3)

	10.7	Supply Agreement, dated March 20, 1998, between Restoration Hardware, Inc., Michaels Concepts in Wood, Inc. and Michael Vermillion(3)

	10.8	Lease Agreement, dated May 4, 1994, between Restoration Hardware, Inc. and Stephen and Christine Gordon(3)

	10.9	Commercial Lease and Deposit Receipt, dated October 18, 1994, and Addenda, dated October 20, 1994 and November 21, 1994, between the Restoration Hardware, Inc. and H. Koch and Sons(3)

	10.10	Office Lease, dated February 21, 1997, between Restoration Hardware, Inc. and Paradise Point Partners(3)

	10.11	Standard Industrial/Commercial Multi-Tenant Lease, dated May 12, 1997, between Restoration Hardware, Inc. and Mortimer B. Zuckerman(3)

	10.12	Fourth Amended and Restated Loan and Security Agreement, dated April, 1998(3)

	10.13	Second Amendment to the Fourth Amended and Restated Loan and Security Agreement, dated October, 1998(2)

	10.14	Fifth Amended and Restated Loan and Security Agreement, dated February 2, 2000(7)

	10.15	First Amendment to the Fifth Amended and Restated Loan and Security Agreement, dated March 31, 2000(8)

	10.16	Sixth Amended and Restated Loan and Security Agreement, dated September 27, 2000(9)

	10.17	Warrant Agreement, dated as of September 27, 2000, by and among Restoration Hardware, Inc., Goldman Sachs & Co., and Enhanced Retail Funding, LLC(10)

	10.18	Amended and Restated Investors Rights Agreement, dated as of March 21, 2001, between Restoration Hardware, Inc. and the Series A and B Preferred Stock Investors(4)

	10.19	Amended and Restated Series A and B Preferred Stock Purchase Agreement, dated as of March 21, 2001, between Restoration Hardware, Inc. and the Series A and B Preferred Stock Investors(4)

	10.20	Third Amendment to the Sixth Amended and Restated Loan and Security Agreement, dated as of March 21, 2001(4)

	10.30	Offer of Employment Letter for Mr. Gary G. Friedman dated as of March 15, 2001(4)

	10.31	Compensation and Severance Agreement between Restoration Hardware, Inc. and Gary G. Friedman, effective as of March 21, 2001(4)

EXHIBIT NUMBER		DOCUMENT DESCRIPTION

	10.32	Stock Pledge Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 22, 2001(4)

	10.33	Stock Purchase Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 18, 2001(4)

	10.34	Early Exercise Stock Purchase Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 18, 2001(4)

	10.35	Note Secured by Stock between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 22, 2001(4)

	10.36	Notice of Grant of Stock Option for Gary G. Friedman(4)

	10.37	Stock Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 18, 2001(4)

	10.38	Separation Agreement and Release between Restoration Hardware, Inc. and Thomas Christopher, dated as of March 20, 2001(11)

	10.39	Amended and Restated Promissory Note by and among Restoration Hardware, Inc., Thomas Christopher and Barbara Christopher, dated as of May 1, 2001(11)

	10.40	Severance Agreement between Restoration Hardware, Inc. and Stephen J. Gordon, effective as of March 21, 2001(11)

	10.41	Stock Purchase Agreement, dated as of May 17, 2001, by and among Restoration Hardware, Inc. and certain investors named therein(12)

	10.42	Offer Letter, dated June 26, 2001, from Restoration Hardware, Inc. to Tom Bazzone(13)

	10.43	Fourth Amendment to the Fourth Amended and Restated Loan and Security Agreement, dated October 15, 1999(14)

+	10.44	Amended and Restated 1998 Stock Incentive Plan(15)

+	10.45	Form of Non-Plan Notice of Grant of Stock Option and Stock Option Agreement(16)

	10.46	Stock Purchase Agreement, dated as of November 6, 2001, by and among Restoration Hardware, Inc. and certain investors named therein(17)

*	10.47	Employment Offer Letter between Restoration Hardware, Inc. and Kevin Shahan, dated November 4, 2001

*	10.48	Option Agreement between Restoration Hardware, Inc. and Kevin Shahan, dated December 3, 2001

*	10.49	Option Agreement between Restoration Hardware, Inc. and Tom Bazzone, dated July 16, 2001

*	10.50	Fourth Amendment to the Sixth Amended and Restated Loan and Security Agreement, dated September 27, 2001

	21	List of Subsidiaries(8)

**	23.1	Consent of Independent Auditors

(1)	Incorporated by reference to the exhibit with the exhibit number 3.1 filed with the registrant’s Form 8-K filed with the Securities and Exchange Commission on October 24, 2001.

(2)	Incorporated by reference to the exhibit with the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1998 filed with the Securities and Exchange Commission on December 15, 1998.

(3)	Incorporated by reference to the exhibit with the same number filed with the Company’s Registration Statement on Form S-1 (File No. 333-51027) filed with the Securities and Exchange Commission on June 17, 1998.

(4)	Incorporated by reference to the exhibit with the same number filed with the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2001.

(5)	Incorporated by reference to the exhibit with the exhibit number 10.2 filed with the registrant’s Form 8-K filed with the Securities and Exchange Commission on May 23, 2001.

(6)	Incorporated by reference to the exhibit with the exhibit number 4.9 filed with the registrant’s Registration Statement on Form S-3 with the Securities and Exchange Commission on January 4, 2002.

(7)	Incorporated by reference to the exhibit with the exhibit number 10.12 filed with the registrant’s Annual Report on Form 10-K for the year ended January 29, 2000 filed with the Securities and Exchange Commission on April 27, 2000.

(8)	Incorporated by reference to the exhibit with the exhibit number 10.12 filed with the registrant’s Annual Report on Form 10-K for the year ended January 29, 2000 filed with the Securities and Exchange Commission on April 27, 2000.

(9)	Incorporated by reference to the exhibit with the exhibit number 10.12 filed with the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2000 filed with the Securities and Exchange Commission on December 12, 2000.

(10)	Incorporated by reference to the exhibit with the exhibit number 10.14 filed with the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2000 filed with the Securities and Exchange Commission on December 12, 2000.

(11)	Incorporated by reference to the exhibit with the same number filed with the Company’s Annual Report on Form 10-K for the year ended February 3, 2001 filed with the Securities and Exchange Commission on May 4, 2001.

(12)	Incorporated by reference to the exhibit with the exhibit number 10.1 filed with the registrant’s Form 8-K filed with the Securities and Exchange Commission on May 23, 2001.

(13)	Incorporated by reference to the exhibit with the exhibit number 10.2 filed with the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2001, filed with the Securities and Exchange Commission on September 18, 2001.

(14)	Incorporated by reference to the exhibit with the exhibit number 10.18 filed with the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 1999, filed with the Securities and Exchange Commission on December 14, 1999.

(15)	Incorporated by reference to the exhibit with the exhibit number 99.1 filed with the registrant’s registration statement on S-8 filed with the Securities and Exchange Commission on October 26, 2001.

(16)	Incorporated by reference to the exhibit with the exhibit number 10.42 filed with the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 3, 2001, filed with the Securities and Exchange Commission on December 18, 2001.

(17)	Incorporated by reference to the exhibit with the exhibit number 10.1 filed with the registrant’s Form 8-K filed with the Securities and Exchange Commission on January 18, 2002.

+	Management contract, compensatory plan or arrangement.

*	Previously filed.

**	Filed herewith.