Form 10-Q/A
period 2002-05-04
RESTORATION HARDWARE INC
filed 2002-12-23
CIK 863821

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES
EXHIBIT INDEX

FORM 10-Q/A

FOR THE QUARTER ENDED MAY 4, 2002

INTRODUCTORY NOTE

We issued a press release on December 18, 2002, included as an exhibit to our Form 8-K filed with the Securities and Exchange Commission on December 19, 2002, relating to our intention to restate our annual financial statements for fiscal year 2001 and the first two quarters of fiscal year 2002. The condensed consolidated financial statements and Item 1 in Part I of this Form 10-Q/A (Amendment No. 1) for the quarterly period ended May 4, 2002 have been amended to give effect to the restatement discussed in Note 7 to the condensed consolidated financial statements.

This amendment incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this quarterly report as originally filed, except where specifically noted.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RESTORATION HARDWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)

	May 4,	February 2,	May 5,
	2002	2002	2001
	As Restated	As Restated
	(See Note 7)	(See Note 7)
ASSETS
Current assets:
Cash and cash equivalents	$2,225	$22,285	$2,783
Accounts receivable	5,007	3,278	5,240
Merchandise inventories	78,786	62,609	91,129
Prepaid expense	16,991	13,800	8,876
Total current assets	103,009	101,972	108,028
Property and equipment, net	96,760	87,934	110,563
Goodwill	4,560	4,560	4,722
Deferred tax asset	17,478	11,347	12,212
Other assets	930	929	817
Total assets	$222,737	$206,742	$236,342
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$46,275	$34,065	$44,590
Current portion of deferred lease incentives	4,692	4,507	4,622
Revolving line of credit, net of debt issuance costs	8,475	—	3,805
Deferred revenue	3,623	2,855	3,640
Other current liabilities	8,966	9,183	8,555
Total current liabilities	72,031	50,610	65,212
Long-term line of credit, net of debt issuance costs	—	—	29,695
Long-term portion of deferred lease incentives	37,211	37,101	41,286
Deferred rent	13,114	12,703	11,347
Other long-term obligations	142	3,236	2,060
Total liabilities	122,498	103,650	149,600
Series A redeemable convertible preferred stock, $.0001 par value, 28,037, shares designated on March 21, 2001 13,470, 14,320 and 6,820 shares issued and outstanding, respectively, aggregate liquidation preference and redemption value of $15,089 at May 4, 2002	13,529	14,106	6,390
Series B redeemable convertible preferred stock, $.0001 par value, 21,217 shares designated on March 21, 2001 0, 0 and 8,180 shares issued and outstanding,respectively, no aggregate liquidation preference at May 4, 2002	—	—	6,979
Common stock, $.0001 par value; 60,000,000 shares authorized; 29,756,454, 28,827,883, and 19,243,710 issued and outstanding, respectively	148,686	144,162	100,306
Stockholder loan	(2,050)	(2,050)	(2,050)
Unearned compensation	(1,000)	(1,103)	(510)
Accumulated other comprehensive loss	146	(159)	19
Accumulated deficit	(59,072)	(51,864)	(24,392)
Total stockholders’ equity	86,710	88,986	73,373
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$222,737	$206,742	$236,342

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

See Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Three Months Ended
	May 4, 2002	May 5, 2001

Cash flows from operating activities:
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:	$(6,850)	$(7,425)
Depreciation and amortization	4,870	3,060
Change in fair value of warrants	278	1,477
Deferred income taxes	(6,157)	(4,165)
Other	—	(479)
Changes in assets and liabilities:
Accounts receivable	(1,733)	4,329
Merchandise inventories	(16,192)	(6,027)
Prepaid expenses and other assets	(5,310)	(1,775)
Accounts payable and accrued expenses	12,368	1,269
Deferred revenue	768	(2,758)
Other current liabilities	(215)	(1,223)
Deferred rent	413	710
Deferred lease incentives and other long-term liabilities	299	565
Net cash used in operating activities	(17,461)	(12,442)
Cash flows from investing activities:
Proceeds from store closing agreements	—	4,000
Capital expenditures	(13,181)	(647)
Net cash provided by (used in) investing activities	(13,181)	3,353
Cash flows from financing activities:
Net proceeds from private placement of preferred stock	—	13,870
Borrowings (repayments) under revolving line of credit — net	10,164	(4,673)
Debt issuance costs	—	(1,065)
Other long-term obligations	(415)	(29)
Issuance of common stock	560	1,136
Net cash provided by financing activities	10,309	9,239
Effects of foreign currency exchange rate translation on cash	273	23
Net increase (decrease) in cash and cash equivalents	(20,060)	173
Cash and cash equivalents:
Beginning of period	22,285	2,610
End of period	$2,225	$2,783
Non-Cash Transactions:
Conversion of Preferred Series A stock to common stock	$935	$—
Exercise of warrants	$2,956	$—
Stockholder loan	$—	$2,050
Beneficial conversion feature — preferred stock	$—	$767
Beneficial conversion charge — preferred stock	$—	$659
Dividends attributable to preferred stock	$358	$286

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

     Our accounting policies are described in Note 1 to the audited consolidated financial statements included in our Form 10-K/A (Amendment No. 2) for the fiscal year ended February 2, 2002. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the interim condensed consolidated financial statements. You should read the interim condensed consolidated financial statements in conjunction with the audited consolidated financial statements, including the notes, for the fiscal year ended February 2, 2002.

      The results of operations for the three months presented in this Form 10-Q/A are not necessarily indicative of the results to be expected for the full year.

     Comprehensive income (loss) for the three months ended May 4, 2002 and May 5, 2001 were ($6,545,000) and ($7,402,000), respectively.

2. RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). In accordance with the adoption of SFAS No. 142 in the first quarter of fiscal 2002, we no longer amortize goodwill, and will test goodwill for impairment under the new fair value approach. We have not yet determined the impact that the testing of goodwill for impairment under SFAS No. 142 will have on our financial position.

     As required by SFAS No. 142, the results for the prior year’s quarter have not been restated to reflect the non-amortization provision. A reconciliation of net loss available to shareholders and loss per common share as if SFAS No. 142 had been adopted is presented below for the thirteen weeks ended May 4, 2002 and May 5, 2001.

	Three months ended
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

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). This statement supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 became effective for us on February 3, 2002. The adoption of this standard did not have a material effect on our financial position or results of operations.

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

5. EARNINGS PER SHARE

      Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents (stock options, convertible preferred stock and warrants) outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if options or warrants to issue common stock were exercised, or convertible preferred stock was converted into common stock. The following table reflects the potentially dilutive securities that were excluded from the diluted earnings per share calculation because their inclusion in net loss periods would be anti-dilutive to earnings per share:

	Three months ended
	May 4, 2002	May 5, 2001
Common stock issuable upon conversion of the Series A preferred stock	6,747,822	7,500,000
Common stock subject to outstanding stock options	1,476,797	413,552
Common stock subject to outstanding warrants	—	551,336

The above stock options represent only those stock options whose exercise prices are less than the average market price of the stock for the quarter.

6. SEGMENT REPORTING

      We classify our business interests into three identifiable segments: retail; direct-to-customer; and furniture manufacturing. The retail segment includes revenue and expense associated with our 105 retail locations. The direct-to-customer segment includes all revenue and expense associated with catalog and Internet sales. The furniture manufacturing segment includes all revenue and expense associated with our wholly- owned furniture manufacturer, The Michaels Furniture Company, Inc. We evaluate performance and allocate resources based on income from operations, which excludes unallocated corporate general and administrative costs. Certain segment information, including segment assets, asset expenditures and related depreciation expense, is not presented as all of our assets are commingled and are not available by segment.

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

7. RESTATEMENT

      Subsequent to the issuance of our condensed consolidated financial statements for the fiscal quarter ended May 4, 2002, we identified accounting errors concerning our accounts payable and inventory balances as of February 2, 2002. The errors, which resulted from the incorrect processing of certain specific transactions, were primarily related to duplicate recording of payables to vendors and to unrecorded amounts related to inventory freight costs. As a result, the Company corrected for such identified errors and, accordingly, the condensed consolidated financial statements as of May 4, 2002 and February 2, 2002 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

	As of May 4, 2002		As of February 2, 2002

(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated

Merchandise inventories	$78,247	$78,786	$62,070	$62,609
Total current assets	102,470	103,009	101,433	101,972
Deferred tax asset	18,019	17,478	11,888	11,347
Total assets	222,739	222,737	206,744	206,742
Accounts payable and accrued expenses	47,119	46,275	34,909	34,065
Total current liabilities	72,875	72,031	51,454	50,610
Total liabilities	123,342	122,498	104,494	103,650
Accumulated deficit	(59,914)	(59,072)	(52,706)	(51,864)
Total stockholders’ equity	85,868	86,710	88,144	88,986
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	222,739	222,737	206,744	206,742

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THE THIRTEEN WEEKS (FIRST QUARTER) ENDED MAY 4, 2002 AS COMPARED TO THE THIRTEEN WEEKS (FIRST QUARTER) ENDED MAY 5, 2001

Net Sales

     Net sales consist of the following components:

	FIRST QUARTER 2002	% OF TOTAL	FIRST QUARTER 2001	% OF TOTAL
	(IN THOUSANDS, EXCEPT PERCENTAGES)
Retail sales	$62,797	90.5%	$64,392	91.1%
Direct-to-customer	6,563	9.5%	6,236	8.9%
Furniture manufacturing	17	0.0%	31	0%
Total net sales	$69,377	100%	$70,659	100.0%

     Net sales for the first quarter of fiscal 2002 decreased $1.3 million or 1.8%, from net sales for the first quarter of fiscal 2001. Net sales amounts include shipping fees of $1.5 million for the first quarter of fiscal 2002 and $1.4 million for the first quarter of fiscal 2001. The furniture manufacturing net sales include only such sales made to employees of The Michaels Furniture Company, Inc. and third party resellers. The decrease in net sales in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001 is principally due to the closure of 3 underperforming retail locations in fiscal 2001, partially offset by a 0.4% increase in comparable store sales and modest growth in the direct-to-customer division. As of May 4, 2002, we operated 105 stores in 31 states, the District of Columbia and Canada.

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

Furniture Manufacturing

     The Michaels Furniture Company, Inc. is our wholly-owned furniture manufacturing company. It is located in Sacramento, California. Furniture produced at The Michaels Furniture Company, Inc. is sold through our sales channels, employees or third party resellers.

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

RESTATEMENT

     In the course of our continuing efforts to upgrade accounting systems and personnel, we identified accounting errors concerning our accounts payable and inventory balances as of February 2, 2002. The errors, which resulted from the incorrect processing of certain specific transactions, were primarily related to the recording of duplicate payments to vendors and also to unrecorded amounts related to inventory freight costs. As a result of correcting these identified accounting errors as of February 2, 2002, accounts payable and accrued liabilities as of May 4, 2002 decreased, from the originally reported amount of $47.1 million, to $46.3 million. Additionally, as of May 4, 2002, merchandise inventories increased, from the originally reported amount of $78.2 million, to $78.8 million. Note 7 to the condensed consolidated financial statements in Item 1 of this Part I summarizes the significant effects of our restatement of the condensed consolidated financial statements as of and for the fiscal quarter ended May 4, 2002 to reflect the corrections for these identified accounting errors.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This quarterly report on Form 10-Q/A contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. The safe harbor provisions of the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended, apply to the forward-looking statements we make. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “anticipates,” “estimates,” “expects,” “may,” “intends,” and words of similar import or statements of our management’s opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors, including those risks, uncertainties and other factors identified in the section of this report entitled “Factors that May Affect our Future Operating Results” and those risks, uncertainties and other factors identified elsewhere in this report. Such risks, uncertainties and other factors are based on current expectations. These risks, uncertainties and other factors may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, changes in economic or business conditions in general, changes in product supply, fluctuations in comparable store sales, limitations resulting from restrictive covenants in our credit facility, failure of our management to anticipate changes in consumer trends, loss of key vendors, changes in the competitive environment in which we operate, changes in our management information needs, changes in management, failure to raise additional funds when required, changes in customer needs and expectations, governmental actions and consequences stemming from terrorist activities in or related to the United States. In preparing this report, we have made a number of assumptions and projections about the future of our business. These assumptions and projections could be inaccurate for several reasons, including, but not limited to, the factors described in the section of this report entitled “Factors that May Affect our Future Operating Results.” We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There are no material changes to our market risk as disclosed in our annual report on Form 10-K/A (Amendment No. 2) filed for the fiscal year ended February 2, 2002.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Restoration Hardware, Inc.

Date: December 23, 2002	By:	/s/ GARY G. FRIEDMAN

Gary G. Friedman
President and Chief Executive Officer

Date: December 23, 2002	By:	/s/ KEVIN W. SHAHAN

Kevin W. Shahan
Vice President and Chief Financial Officer
(Principal Financial Officer)

RESTORATION HARDWARE, INC.

CERTIFICATION

I, Gary G. Friedman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Restoration Hardware, Inc.;

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
Gary G. Friedman
Chief Executive Officer

RESTORATION HARDWARE, INC.

CERTIFICATION

I, Kevin W. Shahan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Restoration Hardware, Inc.;

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