Form 10-Q/A
period 2002-08-03
RESTORATION HARDWARE INC
filed 2002-12-23
CIK 863821

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

AMENDMENT NO. 1

(MARK ONE)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 3, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ____________.

Commission file number 000-24261

RESTORATION HARDWARE, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	68-0140361
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

15 KOCH ROAD, SUITE J, CORTE MADERA, CA	94925
(Address of Principal Executive Offices)	(Zip Code)

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

TABLE OF CONTENTS

FORM 10-Q/A

FOR THE QUARTER ENDED AUGUST 3, 2002

INDEX

		PAGE
INTRODUCTORY NOTE		3
PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited) as of August 3, 2002 (restated), February 2, 2002 (restated) and August 4, 2001	4
	Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended August 3, 2002 and August 4, 2001	5
	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended August 3, 2002 and August 4, 2001	6
	Notes to Condensed Consolidated Financial Statements(unaudited)	7
ITEM 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	11
ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	22
PART II.	OTHER INFORMATION
ITEM 1.	Legal Proceedings	22
ITEM 4.	Submission of Matters to a Vote of Security Holders	22
ITEM 5.	Other information	23
ITEM 6.	Exhibits and Reports on Form 8-K	23
SIGNATURE PAGE		24
EXHIBIT INDEX		26

2

INTRODUCTORY NOTE

We issued a press release on December 18, 2002, included as an exhibit to our Form 8-K filed with the Securities and Exchange Commission on December 19, 2002, relating to our intention to restate our annual financial statements for fiscal year 2001 and the first two quarters of fiscal year 2002. The condensed consolidated financial statements and Item 1 in Part I of this Form 10-Q/A (Amendment No. 1) for the quarterly period ended August 3, 2002 have been amended to give effect to the restatement discussed in Note 8 to the condensed consolidated financial statements.

This amendment incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this quarterly report as originally filed, except where specifically noted.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RESTORATION HARDWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)

	August 3, 2002	February 2, 2002	August 4, 2001

	As Restated (See Note 8)	As Restated (See Note 8)
ASSETS
Current assets:
Cash and cash equivalents	$1,540	$22,285	$2,603
Accounts receivable	3,324	3,278	4,187
Merchandise inventories	91,024	62,609	82,026
Prepaid expense and other	12,431	13,800	9,900

Total current assets	108,319	101,972	98,716
Property and equipment, net	96,306	87,934	105,388
Goodwill	4,560	4,560	4,668
Deferred tax asset	19,460	11,347	14,720
Other assets	930	929	816

Total assets	$229,575	$206,742	$224,308

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$41,409	$34,065	$37,113
Current portion of deferred lease incentives	4,989	4,507	4,530
Revolving line of credit, net of debt issuance costs	23,159	—	3
Deferred revenue	3,779	2,855	2,509
Other current liabilities	9,277	9,183	7,580

Total current liabilities	82,613	50,610	51,735
Long-term line of credit, net of debt issuance costs	—	—	14,842
Long-term portion of deferred lease incentives	36,172	37,101	39,371
Deferred rent	13,514	12,703	11,784
Other long-term obligations	80	3,236	1,356

Total liabilities	132,379	103,650	119,088
Series A redeemable convertible preferred stock, $.0001 par value, 28,037, shares designated on March 21, 2001 13,470, 14,320 and 15,000 shares issued and outstanding, at August 3, 2002, February 3, 2002 and August 4, 2001, respectively, aggregate liquidation preference and redemption value of $15,426 at August 3, 2002	13,529	14,106	14,170
Common stock, $.0001 par value;60,000,000 shares authorized; 29,870,210, 28,827,883, and 23,807,242 issued and outstanding, at August 3, 2002, February 2, 2002 and August 4, 2001, respectively	149,417	144,162	124,833
Stockholder loan	(2,050)	(2,050)	(2,050)

Unearned compensation	(904)	(1,103)	(467)
Accumulated other comprehensive loss	(115)	(159)	9
Accumulated deficit	(62,681)	(51,864)	(31,275)

Total stockholders’ equity	83,667	88,986	91,050

Total liabilities redeemable convertible preferred stock and stockholders’ equity	$229,575	$206,742	$224,308

See Notes to Condensed Consolidated Financial Statements.
4

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

See to Notes Condensed Consolidated Financial Statements.

5

RESTORATION HARDWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended

	August 3, 2002	August 4, 2001

Cash flows from operating activities:
Net loss	$(10,459)	$(13,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,580	8,831
Change in fair value of warrants	278	773
Deferred income taxes	(8,732)	(7,419)
Other	—	43
Changes in assets and liabilities:
Accounts receivable	(47)	3,881
Merchandise inventories	(28,420)	1,949
Prepaid expenses and other assets	(149)	(1,854)
Accounts payable and accrued expenses	7,327	(6,230)
Deferred revenue	925	(3,889)
Other current liabilities	94	(1,109)
Deferred rent	810	1,268
Deferred lease incentives and other long-term liabilities	(448)	(1,728)

Net cash used in operating activities	(29,241)	(18,688)
Cash flows from investing activities:
Proceeds from store closing agreements	—	5,325
Capital expenditures	(16,770)	(991)

Net cash provided by (used in) investing activities	(16,770)	4,334
Cash flows from financing activities:
Net proceeds from private placement of preferred stock	—	13,511
Net proceeds from private placement of common stock	—	24,357
Borrowings (repayments) under revolving line of credit — net	24,041	(17,719)
Repayments on long-term debt	—	(6,000)
Debt issuance costs	—	(1,150)
Other long-term obligations	(106)	(29)
Issuance of common stock	1,273	1,345

Net cash provided by financing activities	25,208	14,315
Effects of foreign currency exchange rate translation on cash	58	32

Net increase (decrease) in cash and cash equivalents	(20,745)	(7)
Cash and cash equivalents:
Beginning of period	22,285	2,610

End of period	$1,540	$2,603

Non-cash transactions:
Conversion of Preferred Series A stock to common stock	$935	$—
Exercise of warrants	$2,956	$—
Stockholder loan	$—	$2,050
Beneficial conversion feature — preferred stock	$—	$1,406
Beneficial conversion charge — preferred stock	$—	$(1,406)
Dividends attributable to preferred stock	$358	$(661)

See Notes to Condensed Consolidated Financial Statements.

6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE AND SIX MONTHS ENDED AUGUST 3, 2002 AND August 4, 2001

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

     The results of operations for the three and six months presented in this Form 10-Q/A are not necessarily indicative of the results to be expected for any future quarter or the full year.

     Comprehensive income (loss) for the three months ended August 3, 2002 and August 4, 2001 were ($3,870,000) and ($5,789,000), respectively. Comprehensive income (loss) for the six months ended August 3, 2002 and August 4, 2001 were ($10,415,000) and ($13,191,000), respectively.

2.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Under SFAS No. 142, goodwill and certain other intangible assets deemed to have indefinite lives will no longer be amortized, but must be tested for impairment annually, or more frequently if events and circumstances indicate there may be an impairment. The adoption of SFAS No. 141 did not have a material impact on our financial position or results of operations. We adopted SFAS No. 141 and SFAS No. 142 in the first quarter of fiscal 2002. As required by SFAS 142, we performed a transitional goodwill impairment test as of February 3, 2002, the date of adoption of the standard. Based upon an independent valuation, there was no impairment of goodwill upon our adoption of SFAS No. 142.

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

8.  RESTATEMENT

     Subsequent to the issuance of our condensed consolidated financial statements for the fiscal quarter ended August 3, 2002, we identified accounting errors concerning our accounts payable and inventory balances as of February 2, 2002. The errors, which resulted from the incorrect processing of certain specific transactions, were primarily related to duplicate recording of payables to vendors and to unrecorded amounts related to inventory freight costs. As a result, we corrected such identified errors and, accordingly, the condensed consolidated financial statements as of August 3, 2002 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

	As of August 3, 2002		As of February 2, 2002

(in thousands, except per share amounts)	As Previously Reported	As Restated	As Previously Reported	As Restated

Merchandise inventories	$90,485	$91,024	$62,070	$62,609
Total current assets	107,780	108,319	101,433	101,972
Deferred tax asset	20,001	19,460	11,888	11,347
Total assets	229,577	229,575	206,744	206,742
Accounts payable and accrued expenses	42,253	41,409	34,909	34,065
Total current liabilities	83,457	82,613	51,454	50,610
Total liabilities	133,223	132,379	104,494	103,650
Accumulated deficit	(63,523)	(62,681)	(52,706)	(51,864)
Total stockholders’ equity	82,825	83,667	88,144	88,986
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	229,577	229,575	206,744	206,742

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Sales

     Net sales consist of the following components (dollars in thousands):

	Second Quarter 2002		Second Quarter 2001		Year-to-date 2002		Year-to-date 2001

	Dollars	% Total	Dollars	% Total	Dollars	% Total	Dollars	% Total

Retail	75,393	88.7%	69,028	90.9%	138,191	89.5%	133,420	91.0%
Direct-to-customer	9,625	11.3%	6,877	9.1%	16,187	10.5%	13,114	9.0%
Furniture manufacturing	1	0.0%	7	0.0%	18	0.0%	37	0.0%

Total Sales	85,019	100.0%	75,912	100.0%	154,396	100.0%	146,571	100.0%

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

Furniture Manufacturing

     The Michaels Furniture Company, Inc. is our wholly-owned furniture manufacturing company. It is located in Sacramento, California. Furniture produced at The Michaels Furniture Company, Inc. is sold through our sales channels, employees, or third party resellers.

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

Contractual Commitments

     The following table summarizes our significant contractual obligations as of August 3, 2002 (in thousands):

	AMOUNT OF COMMITMENT EXPIRATION PERIOD

		LESS THAN	1 – 3	4 – 5	AFTER
	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS

CONTRACTUAL OBLIGATIONS
Operating leases	$334,170	$37,773	$71,697	$68,401	$156,299
Capital leases	299	228	71	—	—

Total contractual cash obligations	$334,469	$38,001	$71,768	$68,401	$156,299

	AMOUNT OF COMMITMENT EXPIRATION PERIOD

		LESS THAN	1 - 3	4 - 5	AFTER
	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS

OTHER COMMERCIAL COMMITMENTS
Revolving credit facility	$62,990	$62,990	$—	$—	$—
Standby letters of credit	2,018	2,018	—	—	—
Trade letters of credit	14,992	14,992	—	—	—

Total commercial commitments	$80,000	$80,000	$—	$—	$—

RESTATEMENT

     In the course of our continuing efforts to upgrade accounting systems and personnel, we identified accounting errors concerning our accounts payable and inventory balances as of February 2, 2002. The errors, which resulted from the incorrect processing of certain specific transactions, were primarily related to the recording of duplicate payments to vendors and also to unrecorded amounts related to inventory freight costs. As a result of correcting these identified accounting errors as of February 2, 2002, accounts payable and accrued liabilities as of August 3, 2002 decreased, from the originally reported amount of $42.3 million, to $41.4 million. Additionally, as of August 3, 2002, merchandise inventories increased, from the originally reported amount of $90.5 million, to $91.0 million. Note 8 to the condensed consolidated financial statements in Item 1 of this Part I summarizes the significant effects of our restatement of the condensed consolidated financial statements as of and for the fiscal quarter ended August 3, 2002 to reflect the corrections for these identified accounting errors.

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

After the election of the above-name directors at our 2002 Annual Meeting of Stockholders, our current board of directors consists of Damon H. Ball, Thomas M. Bazzone, Robert E. Camp, Gary G. Friedman, Stephen J. Gordon, Raymond C. Hemmig, Glenn J. Krevlin and Mark J. Schwartz.

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

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: December 23, 2002

By:	/s/ Kevin W. Shahan
Kevin W. Shahan
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DOCUMENT DESCRIPTIONS
3.1	Second Amended and Restated Certificate of Incorporation, as amended(1)

3.2	Amended and Restated Bylaws(2)

*10.1	Letter Agreement between Restoration Hardware, Inc. and certain investors named therein, dated as of August 2, 2002

*10.2	Option Agreement between Restoration Hardware, Inc. and Tom Bazzone, dated July 10, 2002

*10.3	Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated March 18, 2001

*10.4	Amendment No. 5 to the Sixth Amended and Restated Loan and Security Agreement, dated May 1, 2002

*10.5	Amendment No. 6 to the Sixth Amended and Restated Loan and Security Agreement, dated August 29, 2002

(1)	Incorporated by reference to Exhibit 3.1 to the current report on Form 8-K for Restoration Hardware, Inc. filed with the Securities and Exchange Commission on October 24, 2001.

(2)	Incorporated by reference to Exhibit 3.2 to the quarterly report on Form 10-Q for Restoration Hardware, Inc. for the quarterly period ended October 31, 1998, filed with the Securities and Exchange Commission on December 15, 1998.

*	Previously filed.