Form 10-Q
period 2002-11-02
RESTORATION HARDWARE INC
filed 2002-12-23
CIK 863821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 000-24261

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

Yes [X]  No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]  No [   ]

As of December 6, 2002, 30,046,739 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 2, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RESTORATION HARDWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)

		February 2,
	November 2,	2002	November 3,
	2002	(Note 1)	2001

		(As Restated,	(As Restated,
		see Note 9)	see Note 9)

ASSETS
Current assets:
Cash and cash equivalents	$2,037	$22,285	$2,293
Accounts receivable	4,931	3,278	4,740
Merchandise inventories	127,964	62,609	105,917
Prepaid expense	16,046	13,800	12,150

Total current assets	150,978	101,972	125,100
Property and equipment, net	93,432	87,934	101,849
Goodwill	4,560	4,560	4,614
Deferred tax asset	20,232	11,347	19,506
Other long-term assets	812	929	796

Total assets	$270,014	$206,742	$251,865

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$55,775	$34,065	$54,526
Current portion of deferred lease incentives	4,740	4,507	4,518
Deferred revenue	4,168	2,855	3,619
Other current liabilities	9,678	9,183	7,324

Total current liabilities	74,361	50,610	69,987
Long-term line of credit, net of debt issuance costs	49,157	—	33,489
Long-term portion of deferred lease incentives	35,373	37,101	38,231
Deferred rent	13,848	12,703	12,273
Other long-term obligations	45	3,236	811

Total liabilities	172,784	103,650	154,791
Series A redeemable convertible preferred stock, $.0001 par value, 28,037 shares designated on March 21, 2001, 13,470, 14,320, and 15,000 shares issued and outstanding, at November 2, 2002, February 2, 2002 and November 3, 2001, respectively, aggregate liquidation preference and redemption value of $15,426 at November 2, 2002	13,529	14,106	14,545
Common stock, $.0001 par value; 60,000,000 shares authorized: 29,985,802, 28,827,883 and 23,867,804 issued and outstanding, at November 2, 2002, February 2, 2002 and November 3, 2001, respectively	149,571	144,162	124,987
Stockholder loan	—	(2,050)	(2,050)
Unearned compensation	(659)	(1,103)	(423)
Accumulated other comprehensive loss	(100)	(159)	(149)
Accumulated deficit	(65,111)	(51,864)	(39,836)

Total stockholders’ equity	83,701	88,986	82,529

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$270,014	$206,742	$251,865

See Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended

	November 2,	November 3,	November 2,	November 3,
	2002	2001	2002	2001

		(As Restated, see Note 9)		(As Restated, see Note 9)
Net sales	$90,774	$75,504	$245,170	$222,075
Cost of sales and occupancy	63,669	61,632	184,264	179,836

Gross profit	27,105	13,872	60,906	42,239
Selling, general and administrative expenses	30,024	26,181	84,875	71,785

Loss from operations	(2,919)	(12,309)	(23,969)	(29,546)
Interest expense	(840)	(1,056)	(2,227)	(3,744)
Change in fair value of warrants	—	516	(278)	(257)
Interest income	6	49	129	123

Loss before income taxes	(3,753)	(12,800)	(26,345)	(33,424)
Income tax benefit	1,351	4,600	13,484	12,019

Net loss	(2,402)	(8,200)	(12,861)	(21,405)
Preferred shareholder return:
Dividends	—	(375)	(358)	(1,035)
Beneficial conversion charge	—	—	—	(1,406)

Net loss available to common stockholders	$(2,402)	$(8,575)	$(13,219)	$(23,846)

Net loss per common share:
Basic and diluted loss per share	$(0.08)	$(0.36)	$(0.45)	$(1.10)

Weighted average shares basic and diluted	29,926	23,844	29,660	21,735

See Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended

	November 2, 2002	November 3, 2001

		(As Restated, see Note 9)
Cash flows from operating activities:
Net loss	(12,861)	(21,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,336	13,391
Change in fair value of warrants	278	257
Deferred income taxes	(9,509)	(12,095)
Other	—	88
Changes in assets and liabilities:
Accounts receivable	(1,649)	3,329
Merchandise inventories	(65,333)	(21,986)
Prepaid expenses	(3,645)	(4,194)
Accounts payable and accrued expenses	21,614	11,209
Deferred revenue	1,312	(2,779)
Other current liabilities	494	(1,356)
Deferred rent	1,142	1,757
Deferred lease incentives	(1,506)	(2,861)

Net cash used in operating activities	(55,327)	(36,645)
Cash flows from investing activities:
Proceeds from store closing agreements	—	5,325
Capital expenditures	(18,232)	(1,457)

Net cash (used in) provided by investing activities	(18,232)	3,868
Cash flows from financing activities:
Net proceeds from private placement of preferred stock	—	13,511
Net proceeds from private placement of common stock	—	24,357
Borrowings under revolving line of credit, net	50,164	683
Repayments on long-term debt	—	(6,000)
Repayment of stockholder loan	2,050	—
Debt issuance costs	(350)	(1,406)
Other long-term obligations	(151)	(58)
Issuance of common stock	1,518	1,499

Net cash provided by financing activities	53,231	32,586
Effects of foreign currency exchange rate translation on cash	80	(126)

Net decrease in cash and cash equivalents	(20,248)	(317)
Cash and cash equivalents:
Beginning of period	22,285	2,610

End of period	$2,037	$2,293

Additional cash flow information:
Cash paid during the year for interest (net of amount capitalized)	$854	$2,208
Cash (received) paid during the year for taxes	(4,096)	36
Non-cash transactions:
Conversion of Series A preferred stock to common stock	$935	$—
Exercise of warrants	2,956	—
Stockholder loan	—	2,050
Beneficial conversion feature – preferred stock	—	1,406
Beneficial conversion charge – preferred stock	—	(1,406)
Dividends attributable to preferred stock	358	(1,035)

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 2, 2002 AND NOVEMBER 3, 2001

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

     Restoration Hardware, Inc., a Delaware corporation, together with its subsidiaries, is a specialty retailer of high-quality home furnishings, decorative accessories and hardware. These products are sold through retail locations, catalogs and the Internet. As of November 2, 2002, we operated 105 retail stores in 31 states, the District of Columbia and Canada.

Basis of Presentation

     The accompanying interim condensed consolidated financial statements have been prepared from our records without audit and, in management’s opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at November 2, 2002 and November 3, 2001; results of operations for the three and nine months ended November 2, 2002 and November 3, 2001; and changes in cash flows for the nine months ended November 2, 2002 and November 3, 2001. The balance sheet at February 2, 2002, as presented, has been derived from our audited financial statements for the fiscal year then ended. Certain reclassifications have been made to the presentation of information for the fiscal year ended February 2, 2002 (sometimes referred to herein as fiscal 2001) to conform to the presentation of information for the fiscal year ending February 1, 2003 (sometimes referred to herein as fiscal 2002), including the reclassification of distribution-center-to-store freight and third party warehousing costs from selling, general and administrative expenses to cost of sales and occupancy.

     Our accounting policies are described in Note 1 to the audited consolidated financial statements included in our annual report on Form 10-K/A for the fiscal year ended February 2, 2002. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the interim condensed consolidated financial statements. You should read the interim condensed consolidated financial statements in conjunction with the audited consolidated financial statements, including the notes, for the fiscal year ended February 2, 2002.

     The results of operations for the three and nine months presented in this Form 10-Q are not necessarily indicative of the results to be expected for the full year.

      Comprehensive income (loss) for the three months ended November 2, 2002 and November 3, 2001 were ($2,387,000) and ($8,358,000), respectively. Comprehensive income (loss) for the nine months ended November 2, 2002 and November 3, 2001 were ($12,802,000) and ($21,550,000), respectively.

2. RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance included in the Emerging Issues Task Force’s Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities, if any, initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, our adoption of SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

3. GOODWILL

     Upon the adoption of SFAS No 142, “Goodwill and Other Intangible Assets,” at the beginning of fiscal 2002, we discontinued the amortization of goodwill with a carrying value of $4.6 million. Had the non-amortization provisions of SFAS No. 142 been applied for the three and nine months ended November 3, 2001, our net loss available to common stockholders and loss per common share would have been as follows (in thousands, except per share amounts):

	Third Quarter		Year-to-Date

	2002	2001	2002	2001

Net loss available to common stockholders:
Reported net loss available to common stockholders	$(2,402)	$(8,575)	$(13,219)	$(23,846)
Goodwill amortization, net of tax effect	—	35	—	104

Adjusted net loss available to common stockholders	$(2,402)	$(8,540)	$(13,219)	$(23,742)

Basic and diluted loss per common share:
Reported loss per share	$(0.08)	$(0.36)	$(0.45)	$(1.10)
Goodwill amortization, net of tax effect	—	—	—	.01

Adjusted loss per common share	$(0.08)	$(0.36)	$(0.45)	$(1.09)

4. REVOLVING LINE OF CREDIT AND DEBT

     At November 2, 2002, we had in place a credit facility with an overall commitment of $72.0 million, of which $25.0 million was available for letters of credit. As of November 2, 2002, we had $50.6 million outstanding under the line of credit (before unamortized debt issuance costs of $1.4 million), and $11.6 million in outstanding letters of credit. Interest is paid monthly at the bank’s reference rate or LIBOR plus a margin. As of November 2, 2002, the bank’s reference rate was 6.25% and the LIBOR plus margin rate was 4.49%. The availability of credit at any given time under the credit facility is limited by reference to a borrowing base formula based upon numerous factors, including eligible inventory and eligible accounts receivable. The amount available under the credit facility may be less than the stated maximum limit of the facility. As of November 2, 2002, in addition to outstanding borrowings and letter of credit obligations totaling $62.2 million, we had availability to borrow up to $5.5 million. The credit facility contains various restrictive covenants, including limitations on our annual capital expenditures, ability to incur additional debt, acquisition of other businesses and payment of dividends and other distributions.

     On August 30, 2002, the credit facility was amended, primarily to: 1) reduce the overall commitment from $80 million to $72 million; 2) at our election, to provide for an additional $5 million of availability for any continuous 60-day period between August 1st and October 31st of any year (not to exceed the $72 million overall commitment); and 3) to extend the expiration date by twelve months to June 30, 2004. In November 2002, the credit facility was further amended and restated to reflect a number of minor revisions and updates to the then-existing credit facility documentation.

     In connection with a September 2000 amendment of the credit facility, we issued warrants to purchase common stock to some of the lenders under the facility. As of February 2, 2002, approximately 405,000 of warrants at exercise prices of $3.75 and $2.00 per share remained outstanding. During the first quarter of fiscal 2002, all of these remaining warrants were net exercised on a cashless basis. The fair value of the warrants as of the exercise date was calculated using the Black-Scholes model, with the following assumptions: expected life of 1.7 years, stock volatility considered to be 50%, risk free interest rate of 2.3%, and no dividends during the expected term. As of November 2, 2002, the valuation of the warrants from the end of the prior fiscal year to their exercise dates resulted in additional expense of $278,000 during the nine months ended November 2, 2002.

5. PREFERRED STOCK

     Pursuant to a Letter Agreement, dated as of August 2, 2002, holders of our Series A preferred stock agreed to waive their dividend participation right in the event we were to declare a dividend on our common stock. In the same agreement, we agreed that we will not declare any dividends payable to our common stock holders unless and until we first obtain the approval of the holders of at least seventy percent of the then outstanding shares of Series A preferred stock. We have never declared or paid any dividends on our capital stock and have no obligation to do so. As a result of the Letter Agreement, beginning with the second quarter of fiscal 2002, we no longer incur dividend charges related to our outstanding Series A preferred stock. Such charges totaled $0.4 million for the third quarter of fiscal 2001.

6. INCOME TAXES

     SFAS No. 109, “Accounting for Income Taxes,” requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally take into account all expected future events except for changes in tax laws or rates, which are not permitted to be considered. Additionally, SFAS No. 109 allows deferred tax assets to be recognized only to the extent such deferred tax assets are more likely than not to be realized. During the first quarter of fiscal 2002, the Job Creation and Worker Assistance Act of 2002 was enacted into law. Among other things, this law provided for an extended carryback period from two years to five years for losses generated in fiscal years 2001 and 2002. As a result of this extended carryback period, we will be able to carryback and realize $4.0 million in net operating losses. As a result of the change in the law, we re-evaluated our deferred tax assets as of our fiscal quarter end on May 4, 2002 and, consequently, we reduced our valuation allowance at May 4, 2002 from $7.0 million to $3.0 million, reflective of a change of $4.0 million.

7. EARNINGS PER SHARE

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

	Third Quarter		Year-to-Date

	2002	2001	2002	2001

Common stock issuable upon conversion of the Series A preferred stock	6,760,692	7,500,000	6,760,692	7,500,000
Common stock subject to outstanding stock options	406,886	245,376	994,145	338,401
Common stock subject to outstanding warrants	—	550,000	—	550,000

     The above stock options represent only those stock options whose exercise prices are less than the average market price of the stock for the quarter. Had we been in a net income position, there would have been 2,812,550 and 2,882,067 stock options for the three months ended November 2, 2002 and November 3, 2001, and 1,175,042 and 2,439,889 stock options for the nine months ended November 2, 2002 and November 3, 2001 that would have been excluded from the diluted earnings per share calculation because the option exercise price for those options exceeded the average stock price for those periods.

8. SEGMENT REPORTING

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

     Financial information for our business segments is as follows (dollars in thousands):

	Third Quarter		Year-to-Date

	2002	2001	2002	2001

Net Sales:
Retail	$79,869	$68,951	$218,060	$202,371
Direct-to-Customer	10,901	6,551	27,088	19,664
Furniture manufacturing	5,180	3,176	13,317	12,820
Intersegment furniture sales	(5,176)	(3,174)	(13,295)	(12,780)

Total net sales	$90,774	$75,504	$245,170	$222,075

	Third Quarter		Year-to-Date

	2002	2001	2002	2001

Income (loss) from operations:
Retail	$6,744	$(1,194)	$7,129	$2,130
Direct-to-Customer	689	(637)	1,980	(460)
Furniture manufacturing	107	(647)	(194)	(605)
Unallocated	(10,521)	(9,973)	(32,691)	(29,784)
Intersegment loss from operations	62	142	(193)	(827)

Total loss from operations	$(2,919)	$(12,309)	$(23,969)	$(29,546)

9. RESTATEMENT

     Subsequent to the issuance of our fiscal 2001 consolidated financial statements, we identified accounting errors concerning our accounts payable and inventory balances. The errors, which resulted from the incorrect processing of certain specific transactions, were primarily related to the duplicate recording of payables to vendors and to unrecorded amounts related to inventory freight costs. As a result, the accompanying condensed consolidated balance sheet as of November 3, 2001 and the related condensed consolidated statements of operations and cash flows for the periods ended November 3, 2001 have been restated from the amounts previously reported for the correction of these accounting errors. A summary of the significant effects of the restatement is as follows:

	For the period ended November 3, 2001
(in thousands, except per share amounts)	Three months		Nine months

	As previously reported	As restated	As previously reported	As restated

Gross profit	13,678	13,872	42,045	42,239
Loss from operations	(12,503)	(12,309)	(29,740)	(29,546)
Net loss	(8,318)	(8,200)	(21,523)	(21,405)
Loss per common share — basic and diluted	(0.36)	(0.36)	(1.10)	(1.10)

	As of November 3, 2001
(in thousands);	As previously reported	As restated

Accounts payable and accrued expenses	54,720	54,526
Accumulated deficit	(39,954)	(39,836)
Total stockholders’ equity	82,411	82,529

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion and analysis of financial condition and results of operations gives effect to the restatement discussed in Note 9 to the condensed consolidated financial statements.

OVERVIEW

     Our company, Restoration Hardware, Inc. (Nasdaq: RSTO), together with our subsidiaries, is a specialty retailer of home furnishings, functional and decorative hardware and related merchandise that reflects our classic and authentic American point of view. We market our merchandise through retail locations, mail order catalogs and on the worldwide web at www.restorationhardware.com. Our merchandise strategy and our stores’ architectural style create a unique and attractive environment designed to appeal to an affluent, well educated 35 to 60 year old customer. We operate on a 52 – 53 week fiscal year ending on the Saturday closest to January 31st.

     As of November 2, 2002, we operated 105 stores in 31 states, the District of Columbia and Canada. In addition to our retail stores, we operate a direct-to-customer sales channel which includes both catalog and Internet, and a wholly-owned furniture manufacturer.

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

     In 2001, we developed and initiated a repositioning plan for the company. The central components of this plan were the launch of a new merchandising strategy in April 2002, adjustment of our overall product mix, and the remodeling of our stores in order to best present the new merchandise. Other key elements of the plan included strengthening our balance sheet, upgrading our management team, eliminating under-performing products and reducing the overall number of items in the merchandise assortment, closing under-performing stores, and growing our direct-to-customer business. We have completed the initial phase of our new merchandising strategy and the remodeling of our stores and have completed or made substantial progress in all other key elements of the repositioning plan.

     For the third quarter ended November 2, 2002, net sales were $90.8 million, a 20% increase versus net sales of $75.5 million for the third quarter ended November 3, 2001. Comparable stores sales for the third quarter ended November 2, 2002 increased 14.9%. Direct-to-customer sales, which include catalog and Internet sales, increased 66% to $10.9 million in the third quarter ended November 2, 2002. Net loss to common stockholders was $0.08 per share, or $2.4 million, for the third quarter ended November 2, 2002, a 72% improvement versus net loss to common stockholders of $0.36 per share, or $8.7 million, for the third quarter ended November 3, 2001.

     For the nine months ended November 2, 2002, net sales were $245.2 million, a 10% increase from $222.1 million for the nine months ended November 3, 2001. Comparable store sales for the nine months ended November 2, 2002 increased 8.3%. Direct-to-customer sales increased 38% to $27.1 million for the nine months ended November 2, 2002. For the nine months ended November 2, 2002, net loss to common stockholders was $13.2 million, or $0.45 per share, versus a net loss to common stockholders of $23.8 million, or $1.10 per share, reported for the nine months ended November 3, 2001.

RESULTS OF OPERATIONS

NET SALES

     Net sales consist of the following components:

(dollars in thousands)	Third Quarter 2002		Third Quarter 2001		Year-to-date 2002		Year-to-date 2001

	Dollars	% Total	Dollars	% Total	Dollars	% Total	Dollars	% Total

Retail	$79,869	88%	$68,951	91%	$218,060	89%	$202,371	91%
Direct-to-customer	10,901	12%	6,551	9%	27,088	11%	19,664	9%
Furniture manufacturing	4	0%	2	0%	22	0%	40	0%

Total net sales	$90,774	100%	$75,504	100%	$245,170	100%	$222,075	100%

     Net sales for the third quarter of fiscal 2002 increased $15.3 million or 20% from net sales for the third quarter of fiscal 2001. Net sales amounts include shipping fees of $2.0 million for the third quarter of fiscal 2002 and $1.5 million for the third quarter of fiscal

2001. The furniture manufacturing sales are reported in the sales channel through which they are sold. The furniture manufacturing net sales above include only such sales made to employees of The Michaels Furniture Company, Inc. and third party resellers. The increase in net sales in the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001 is principally due to a 14.9% increase in comparable store sales growth and increased sales in our direct-to-customer division.

Retail Sales

	Third Quarter		Year-to-Date

(dollars in thousands)	2002	2001	2002	2001

Retail sales	$79,143	$68,306	$215,991	$200,548
Shipping fees	726	645	2,069	1,823

Net retail sales	$79,869	$68,951	$218,060	$202,371

Net retail sales growth (decline) percentage	15.8%	(9.5%)	7.8%	(3.0%)
Comparable stores sales increase (decrease)	14.9%	(10.8%)	8.3%	(9.3%)
Number of stores at period beginning	105	104	104	106
Store openings	—	—	1	1
Store closings	—	—	—	(3)

Number of stores at period end	105	104	105	104

Store selling sq. ft. at period end	688,634	682,936	688,634	682,936

     Net retail sales in the third quarter of fiscal 2002 increased 15.8% as compared to the same period of the prior year. The sales increase was primarily attributable to comparable store sales growth of 14.9%. Comparable store sales are defined as sales from stores whose gross square footage did not change by more than 20% in the previous 12 months and which have been open at least 12 full months. Stores generally become comparable in their 14th full month of operation. In any given period, the set of stores comprising comparable stores may be different from the set of the comparable stores in the previous period, depending on when stores were opened.

     The third quarter of fiscal 2002 was our second full quarter operating under our new merchandising strategy. In April 2002, we remodeled substantially all of our stores and introduced a line of premium-positioned textiles and bath hardware and accessories.

     For the nine months ended November 2, 2002, net retail sales increased 7.8% as compared to the same period of the prior year. The increase is primarily attributable to an 8.3% increase in comparable store sales offset by the reduction in sales resulting from the closure of three stores.

Direct-to-Customer

	Third Quarter		Year-to-date

(dollars in thousands)	2002	2001	2002	2001

Catalog sales	$6,623	$3,735	$16,032	$11,036
Internet sales	3,044	1,959	7,815	6,003

Total direct-to-customer sales	9,667	5,694	23,847	17,039
Shipping fees	1,234	857	3,241	2,625

Net direct-to-customer sales	$10,901	$6,551	$27,088	$19,664

Percent growth in direct-to-customer net sales	66%	31%	38%	52%
Percent growth in number of catalogs mailed	38%	132%	50%	162%

     Direct-to-customer sales consist of catalog and Internet sales. Net direct-to-customer sales in the third quarter of fiscal 2002 increased 66% as compared to the third quarter of fiscal 2001, primarily as a result of increased catalog circulation. For the nine months ended November 2, 2002, net direct-to-customer sales increased 38% as compared to the same period of the prior year, primarily as a result of increased catalog circulation.

Furniture Manufacturing

     The Michaels Furniture Company, Inc. is our wholly-owned furniture manufacturing company. It is located in Sacramento, California. Furniture produced at The Michaels Furniture Company, Inc. is sold through our sales channels, employees or third party resellers.

EXPENSES

     The following table sets forth for the periods indicated the percentage of net sales represented by certain line items in our Condensed Consolidated Statements of Operations.

	Third Quarter		Year-to-Date

	2002	2001	2002	2001

Net sales	100%	100%	100%	100%
Cost of sales and occupancy	70%	82%	75%	81%

Gross profit	30%	18%	25%	19%
Selling, general and administrative expenses	33%	34%	35%	32%

Loss from operations	(3%)	(16%)	(10%)	(13%)
Interest expense, change in fair value of warrants and interest income	(1%)	(1%)	(1%)	(2%)

Loss before income taxes	(4%)	(17%)	(11%)	(15%)
Provision for income taxes	1%	6%	6%	5%

Net loss	(3%)	(11%)	(5%)	(10%)

COST OF SALES AND OCCUPANCY

     Cost of sales and occupancy expenses expressed as a percentage of net sales decreased 12%, to 70% in the third quarter of fiscal 2002 from 82% in the third quarter of fiscal 2001. The majority of the decrease was due to improved merchandise margins as a result of significantly less clearance activity and improved sourcing, partially offset by reduced margins resulting from strong acceptance of our private label credit card, which was marketed with a ten percent off first purchase offer. Other factors that contributed to the decrease include lower occupancy and buying and distribution expense rates as a result of leveraging our costs relative to the comparable store sales increase.

     Cost of sales and occupancy expenses expressed as a percentage of net sales decreased 6%, to 75% for the nine months ended November 2, 2002 from 81% for the same period of the prior year, principally as a result of the strength of the second and third quarter merchandise margins. In the first quarter of fiscal 2002, merchandise margins decreased as compared to the same period of the prior year, due to markdowns incurred in connection with the final clearance of merchandise replaced or eliminated as a result of our repositioning strategy.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses expressed as a percentage of net sales decreased 1%, to 33% in the third quarter of fiscal 2002 from 34% in the third quarter of fiscal 2001, as a result of leveraging across all categories of selling, general and administrative expense.

     Selling, general and administrative expenses expressed as a percentage of net sales for the nine months ended November 2, 2002 increased 3%, to 35% from 32% for the comparable period of the prior year. The increase resulted from several factors, including the following: marketing, advertising, training and store labor expenses associated with the launch of our repositioning strategy in the April to May period; corporate staffing additions and upgrades; and professional fees incurred in connection with implementing our revised revenue recognition policy for sales of furniture delivered to customers.

INTEREST EXPENSE, CHANGE IN FAIR VALUE OF WARRANTS AND INTEREST INCOME

Interest Expense

     Interest expense includes interest on borrowings under our line of credit facility and amortization of debt issuance costs. Interest expense decreased $0.3 million, to $0.8 million in the third quarter of fiscal 2002, from $1.1 million in the third quarter of fiscal 2001. The decrease in interest expense is principally a result of a reduction in the average interest rate during these periods. As a result of the pay-down of high interest term loans in the second and fourth quarters of fiscal 2001, the average interest rate in the third quarter of fiscal 2002 decreased to 5.6% from 9.6% in the same period of fiscal 2001. Average borrowings outstanding in the third quarter of fiscal 2002 increased to $34.7 million from $24.6 million for the third quarter of fiscal 2001. Amortization of deferred financing costs in the third quarter of fiscal 2002 decreased to $0.3 million, from $0.4 million in the third quarter of fiscal 2001.

     Interest expense for the nine months ended November 2, 2002 decreased $1.5 million, to $2.2 million from $3.7 million for the nine months ended November 2, 2002, primarily as a result of a reduction in average borrowings outstanding and a reduction in the average interest rate. For these periods, average borrowings outstanding decreased $9.1 million, to $19.3 million in fiscal 2002 from $28.4 million in fiscal 2001, and the average interest rate decreased to 6.8% from 11.2%.

Warrants

     The Company originally issued warrants in connection with the September 2000 amendment of our credit facility. Such warrants have been exercised into common stock over time and all warrants had been exercised by the end of the first quarter in fiscal 2002. As such, there are no longer changes in fair value reflected in our statement of operations beginning in the second quarter of fiscal 2002.

     For the nine months ended November 2, 2002, expense from the change in the fair value of the warrants remained constant at $0.3 million compared to the same period in the prior year.

Interest Income

     Interest income, which consists of income from our short-term investments and notes receivable, decreased $43,000, to $6,000 in the third quarter of fiscal 2002 as compared to $49,000 in the third quarter of fiscal 2001. The decrease is principally due to the repayment of a shareholder note by our President and Chief Executive Officer, Gary G. Friedman, during the third quarter for fiscal 2002.

     For the nine months ended November 2, 2002, interest income increased $6,000, to $129,000 from $123,000 for the third quarter of fiscal 2001 principally due to the increase of short-term investment income.

INCOME TAX BENEFIT

     Our effective tax benefit rate was 36.0% for the third quarter of fiscal 2002 and fiscal 2001. This rate reflects the effect of aggregate state tax rates based on a mix of retail sales and direct-to-customer sales in the various states in which we have sales revenue or conduct business.

     Our income tax benefit for the first nine months of fiscal 2002 includes a partial reversal of a deferred tax valuation allowance established at the end of fiscal 2001. As a result of the Job Creation and Worker Assistance Act of 2002, enacted on March 9, 2002, $4.0 million of deferred tax assets became more likely than not to be realized, and was recognized as an additional tax benefit in the first quarter of fiscal 2002. As of November 2, 2002, a $3.0 million valuation allowance against deferred tax assets remained. Excluding the impact of the additional tax benefit, our effective tax benefit rate for the first nine months of fiscal 2002 and fiscal 2001 was 36.0%.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flows

     Net cash used in operating activities for the nine months ended November 2, 2002 increased $18.7 million, to $55.3 million from $36.6 million for the comparable period of the prior year. The increase resulted primarily from increased payments for merchandise inventories, partially offset by a reduced net loss and the increase in accounts payable and accrued expenses related to the timing of cash payments.

Investing cash flows

     Net cash from investing activities for the nine months ended November 2, 2002 changed $22.1 million, to a $18.2 million use of cash from a $3.9 million source of cash for the same period of the prior year. During this nine month period of fiscal 2002, we remodeled substantially all of our retail locations, opened one new retail store in Durham, North Carolina, and redesigned our website, all of which was paid for from our short-term investments combined with borrowings under our credit facility. In contrast, during the same period of fiscal 2001, we signed agreements with a third party to cancel leases and close three of our under-performing stores, for which we received cash compensation of $5.3 million. The total cash proceeds received approximated the net book value of the assets that were written off as part of the store closures.

Financing cash flows

     Net cash provided by financing activities for the nine months ended November 2, 2002 increased $20.6 million, to $53.2 million from $32.6 million for the nine months ended November 3, 2001. Substantially all of the cash provided by financing activities for the first nine months of fiscal 2002 resulted from borrowings under our credit facility. In contrast, cash provided by financing activities for the same period of fiscal 2001 resulted primarily from the March and May preferred and common stock financings, which provided approximately $37.9 million in net proceeds. The net proceeds from these transactions were partially offset by a $6 million pay-down of long-term, high-interest debt, and approximately $1.4 million in debt issuance costs.

     At November 2, 2002, we had in place a credit facility with an overall commitment of $72.0 million, of which $25.0 million was available for letters of credit. As of November 2, 2002, we had $50.6 million outstanding under the line of credit (before unamortized debt issuance costs of $1.4 million), and $11.6 million in outstanding letters of credit. Interest is paid monthly at the bank’s reference rate or LIBOR plus a margin. As of November 2, 2002, the bank’s reference rate was 6.25% and the LIBOR plus margin rate was 4.49%. The availability of credit at any given time under the credit facility is limited by reference to a borrowing base formula based upon numerous factors, including eligible inventory and eligible accounts receivable. The amount available under the credit facility may be less than the stated maximum limit of the facility. As of November 2, 2002, in addition to outstanding borrowings and letter of credit obligations totaling $62.2 million, we had availability to borrow up to $5.5 million. The credit facility contains various restrictive covenants, including limitations on our annual capital expenditures, ability to incur additional debt, acquisition of other businesses and payment of dividends and other distributions.

     On August 30, 2002, the credit facility was amended, primarily to: 1) reduce the overall commitment from $80 million to $72 million; 2) at our election, to provide for an additional $5 million of availability for any continuous 60-day period between August 1st and October 31st of any year (not to exceed the $72 million overall commitment); and 3) to extend the expiration date by twelve months to June 30, 2004. In November 2002, the credit facility was further amended and restated to reflect a number of minor revisions and updates to the then-existing credit facility documentation.

     In connection with a September 2000 amendment of the credit facility, we issued warrants to purchase common stock to some of the lenders under the facility. As of February 2, 2002, approximately 405,000 of warrants at exercise prices of $3.75 and $2.00 per share remained outstanding. During the first quarter of fiscal 2002, all of these remaining warrants were net exercised on a cashless basis. The fair value of the warrants as of the exercise date was calculated using the Black-Scholes model, with the following assumptions: expected life of 1.7 years, stock volatility considered to be 50%, risk free interest rate of 2.3%, and no dividends during the expected term. As of November 2, 2002, the valuation of the warrants from the end of the prior fiscal year to their exercise dates resulted in additional expense of $278,000.

     There are no additional store openings planned in fiscal 2002.

     We currently believe that the combination of the 2001 preferred and common stock financings, our cash flow from operations and funds available under our credit facility will satisfy our expected working capital and capital expenditure requirements, including our contractual commitments described below, for at least the next 12 months. However, the weakening of, or other adverse developments concerning, our sales performance or adverse developments concerning the availability of credit under our credit facility due to covenant limitations or other factors could limit the overall availability of funds to us. Moreover, we may not have successfully anticipated our future capital needs and, should the need arise, additional sources of financing may not be available or, if available, may not be on terms favorable to us or our stockholders. For more information, please see the section below entitled “Factors that May Affect our Future Operating Results,” in particular the subsections “We are dependent on external funding sources which may not make available to us sufficient funds when we need them” and “Because our business requires a substantial level of liquidity, we are dependent upon a credit facility with numerous restrictive covenants that limit our flexibility.”

Contractual Commitments

     The following table summarizes our significant contractual obligations as of November 2, 2002 (dollars in thousands):

		Amount of Commitment Expiration Period

		Less Than	1 - 3	4 - 5	After
	Total	1 Year	Years	Years	5 years

Contractual obligations:
Operating leases	$322,317	$36,608	$70,083	$67,506	$148,120
Capital leases	1,216	764	420	32	—

Total contractual cash obligations	$323,533	$37,372	$70,503	$67,538	$148,120

		Amount of Commitment Expiration Period

		Less Than	1 - 3	4 - 5	After
	Total	1 Year	Years	Years	5 years

Other commercial commitments:
Revolving credit facility	$60,419	$—	$60,419	$—	$—
Standby letters of credit	2,019	2,019	—	—	—
Trade letters of credit	9,562	9,562	—	—	—

Total commercial commitments	$72,000	$11,581	$60,419	$—	$—

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements in our Form 10-K/A for the fiscal year ended February 2, 2002, which were prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, goodwill, taxes on income, financing operations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Our management believes the following critical accounting policies affect their more significant judgments and estimates used in the preparation of our consolidated financial statements:

Inventory

     Our retail inventory is carried at the lower of cost or market with cost determined on a weighted average cost method. Manufacturing inventories are carried at the lower of cost or market with cost determined on a first-in, first-out method. Cost includes certain buying and distribution costs, including merchant payroll and other costs related to the purchase of inventory, as well as payroll and other costs to process inventory at our distribution centers. A provision, when necessary, has been made to reduce excess or obsolete inventory to its net realizable value.

Catalog Expenses

     Prepaid catalog expenses consist of the cost to prepare, print and distribute catalogs. Such costs are amortized over the expected sales volume of each catalog.

Property and Equipment

     Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from three to five years for all property and equipment except for leasehold improvements and lease acquisition costs. The cost of leasehold improvements and lease acquisitions is amortized over the useful life of the asset or applicable lease term, whichever is less.

Capitalization of Interest

     The interest-carrying costs of capital assets under development or construction are capitalized based on our weighted average borrowing rate.

Goodwill

     Goodwill, as it relates to our acquisition of The Michaels Furniture Company, Inc. represents the excess of the purchase price over the fair value of the net assets acquired in the transaction.

Capitalized Leases

     Noncancellable leases which meet the criteria of capital leases are capitalized as assets and amortized over the lease term, using the interest method.

Impairment of Long-lived Assets

     Our policy is to review long-lived assets and certain identifiable intangibles, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future cash flows calculated on a store-by-store basis.

Self-insurance

     We are self-insured for workers’ compensation. The self-insurance liability is determined based on an independent third party actuarial report. The liability is based on claims filed and an estimate of claims incurred but not yet reported.

Deferred Rent and Deferred Lease Incentives

     Some of our operating leases contain predetermined fixed escalations of the minimum rent during the original term of the lease. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease and record the difference between the amount charged to operations and amounts paid as deferred rent. As part of our lease agreements, we receive certain lease incentives in certain circumstances. Allowances for these incentives have been deferred and are amortized on a straight-line basis over the life of the lease as reductions of rent expense.

Revenue Recognition

     Retail stores sales: Revenue is recognized at the point of sales for all purchases which are taken from the store by the customer at the time of purchase.

     Furniture sales: Furniture sales are recorded as either direct-to-customer sales or retail sales depending upon where the sales transaction originated. The majority of furniture sales involve the shipment of furniture to the customer. Revenue for these sales is recognized upon delivery of the furniture to the customer.

     Non-furniture – direct-to-customer (Catalog and Internet) sales: Revenue is recognized upon shipment to the customer.

     Shipping and handling: We record shipping and handling fees as net revenue in the sales channel segment (retail sales or direct-to-customer sales) that originated the sales transaction. Costs of shipping and handling are included in cost of sales and occupancy.

     Returns: We provide an allowance for sales returns based on historical return rates.

Freight Relief

     Cost of goods sold includes an estimate for inbound freight, which is based on historical ratios of inbound freight to inventory purchases.

Income Taxes

     SFAS 109, “Accounting for Income Taxes,” requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than changes in the tax law or rates.

Stock-based Compensation

     We account for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees.”

Earnings per Share

     Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents (stock options, convertible preferred stock and warrants) outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if options or warrants to issue common stock were exercised, or preferred stock was converted into common stock.

Contingencies and Litigation

     We are involved from time to time in legal proceedings, including litigation arising in the ordinary course of our business. Due to the uncertainties inherent in any legal proceeding, we cannot accurately predict the ultimate outcome of any proceeding and may incur substantial costs to defend the proceeding, irrespective of the merits. Unfavorable outcome of any legal proceeding could have an adverse impact on our business, financial condition, and results of operations. As appropriate, we assess the likelihood of any adverse outcomes and the potential range of probable losses. The amount of loss accrual, if any, is subject to adjustment if and when warranted by new developments or revised strategies.

Other Considerations

     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto to our Annual Report on Form 10-K/A for the fiscal year ended February 2, 2002 which contain accounting policies and other disclosures required by generally accepted accounting principles.

RESTATEMENT

     In the course of our continuing efforts to upgrade accounting systems and personnel, we identified accounting errors concerning our accounts payable and inventory balances as of February 2, 2002. The errors, which resulted from the incorrect processing of certain specific transactions, were primarily related to the recording of duplicate payments to vendors and also to unrecorded amounts related to inventory freight costs. As a result of correcting these identified accounting errors as of February 2, 2002, accounts payable and accrued liabilities as of November 3, 2001 decreased, from the originally reported amount of $54.7 million, to $54.5 million. There was no change to merchandise inventories for the same period. However, the correction for accounts payable and accrued liabilities resulted in reducing the reported net loss available to common stockholders as of November 3, 2001 from $8.7 million to $8.6 million, although the net loss per share remained the same at $0.36. Note 9 to the condensed consolidated financial statements in Item 1 of this Part I summarizes the significant effects of our restatement of the condensed consolidated financial statements as of and for the fiscal quarter ended November 3, 2001 to reflect the correction for these identified accounting errors.

FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

We may not be able to successfully anticipate changes in consumer trends and our failure to do so may lead to loss of sales revenues and the closing of under-performing stores.

     Our success depends on our ability to anticipate and respond to changing merchandise trends and consumer demands in a timely manner. Moreover, our management team adopted a repositioning strategy for the company that includes redefining and redirecting the focus of our stores, remodeling our stores, increasing our direct-to-customer business, and implementing a new merchandising strategy which involves introducing a variety of new merchandise offerings, as well as adjusting the overall mix of our product offerings. To date, we completed the initial phase of our new merchandising strategy and the remodeling of our stores and have completed or made substantial progress in all other key elements of our repositioning plan. We have incurred, and continue to incur, substantial costs in implementing our repositioning strategy. This repositioning strategy may create a number of significant challenges for us. If, for example, we misjudge market trends, we may significantly overstock unpopular products and be forced to take significant inventory markdowns, which would have a negative impact on our operating results. Conversely, shortages of popular items could result in loss of sales revenues and have a material adverse effect on our operating results. Moreover, the substantial costs we have incurred in implementing our repositioning strategy may not generate a corresponding increase in profits to our business.

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

     A variety of factors affect our comparable store sales including, among other things, the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise mix, promotional events, the impact of competition and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past, and we believe that such fluctuations may continue. Our comparable store sales decreased 4.6% in the fiscal year ended February 2, 2002, decreased 1.0% in the fiscal year ended February 3, 2001, and increased 0.8% in the fiscal year ended January 29, 2000. Comparable store sales increased 14.9% in the third quarter ended November 2, 2002, as compared to the third quarter ended November 3, 2001. Past comparable store sales results may not be indicative of future results. As a result, the unpredictability of our comparable store sales may cause our revenues and operating results to vary quarter to quarter, and an unanticipated decline in revenues may cause our stock price to fluctuate.

We depend on a number of key vendors to supply our merchandise and provide critical services, and the loss of any one of our key vendors may result in a loss of sales revenues and significantly harm our operating results.

     As of February 2, 2002, we made merchandise purchases from over 460 vendors. Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. Although we have many sources of merchandise, two of our vendors, Mitchell Gold, a manufacturer of upholstered furniture, and Robert Abbey Inc., a manufacturer of table and floor lamps, together accounted for approximately 19% of our aggregate merchandise purchases in the fiscal year ended February 2, 2002. In addition, our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have limited the distribution of their merchandise in the past. We have no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products, and any vendor or distributor could discontinue selling to us at any time. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future, or be able to develop relationships with new vendors to expand our options or replace discontinued vendors. Our inability to acquire suitable merchandise in the future or the loss of one or more key vendors and our failure to replace any one or more of them may have a material adverse effect on our business, results of operations and financial condition.

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

     We, like other emerging-growth retailers, rely significantly on external funding sources to finance our operations and growth. Any reduction in cash flow from operations could increase our external funding requirements to levels above those currently available to us. While we currently have in place an $72.0 million credit facility, the amount available under this facility may be less than the $72.0 million stated maximum limit of the facility because the availability of eligible collateral for purposes of the borrowing base limitations in the credit facility usually reduces the overall credit amount otherwise available at any given time. We currently believe that our cash flow from operations and funds available under our credit facility will satisfy our capital requirements for at least the next 12 months. However, the weakening of, or other adverse developments concerning, our sales performance or adverse developments concerning the availability of credit under our credit facility due to covenant limitations or other factors could limit the overall availability of funds to us.

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

     Our business requires substantial liquidity in order to finance inventory purchases, the employment of sales personnel for the peak holiday period, catalog production for the holiday buying season and other similar advance expenses. In addition, other activities such as expenses of our direct-to-customer business may require additional capital expenditures. We currently have in place a credit facility with a syndicate of lenders, which includes, among others, Fleet Capital Corporation. The facility provides for an overall commitment of $72.0 million, of which $25.0 million is available for letters of credit. Over the past several years, we have entered into numerous modifications of this credit facility, primarily to address changes in the covenant requirements to which we are subject. Additionally, in August 2002, we further amended the credit facility, primarily to: 1) reduce the overall commitment from $80 million to $72 million; 2) at our election, to provide for an additional $5 million of availability for any continuous 60-day period between August 1st and October 31st for any year (not to exceed the $72 million overall commitment); and 3) to extend the expiration date of the credit facility by twelve months to June 30, 2004. Finally, in November 2002, we amended and restated the credit facility to reflect a number of minor revisions and updates to the then-existing credit facility documentation.

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

     High levels of interest and other expense have had and could have negative effects on our future operations. While our credit facility was amended at various times in 2001 and 2002 to provide us with more favorable interest rates and changes to some financial covenants, a substantial portion of our cash flow from operations was used to pay our interest expense and will not be available for other business purposes. Interest expense decreased $1.1 million to $4.8 million in the fiscal year ended February 2, 2002, from $5.9 million the fiscal year ended February 3, 2001. This decrease resulted from reduced debt levels, partially offset by an increase in the average interest rate. In the fiscal year ended February 3, 2001, interest expense increased $4.5 million to $5.9 million from the prior fiscal year. The increased interest expense in these fiscal years resulted primarily from an increase in the average borrowings outstanding. Interest expense for the third quarter ended November 2, 2002 was $0.8 million.

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

     We have invested additional resources in the expansion of our direct-to-customer business that could increase the risks associated with aspects of this segment of our business. In the fiscal year ended February 2, 2002, sales through our direct-to-customer channel grew by 49%. Net direct-to-customer sales in the third quarter ended November 2, 2002 increased 66% as compared to the third quarter ended November 3, 2001. Increased activity in our direct-to-customer business could result in material changes in our operating costs, including increased merchandise inventory costs and costs for paper and postage associated with the distribution and shipping of catalogs and products. Although we intend to attempt to mitigate the impact of these increases by improving efficiencies, we cannot assure you that we will succeed in mitigating expenses with increased efficiency or that cost increases associated with our direct-to-customer business will not have an adverse effect on the profitability of our business. Additionally, while we out-source the fulfillment of our direct-to-customer division, including telemarketing, customer service and distribution, to a third party, the third party may not have the capacity to accommodate our growth. This lack of capacity may result in delayed customer orders and deficiencies in customer service, both of which may adversely affect our reputation and cause us to lose sales revenue.

Our success is highly dependent on new manufacturers and suppliers with whom we do not have a long history working together.

     In connection with our repositioning strategy, we have implemented a new merchandising strategy that entails changing the nature and types of the many products that we sell. Consequently, we anticipate changes in some of the manufacturers and suppliers of our products. Many of these manufacturers and suppliers will be new to us, and many of them will be located abroad. We cannot assure you that they will be reliable sources of our products. Moreover, these manufacturers and suppliers may be small and undercapitalized firms which produce a limited number of items. Given their limited resources, these firms might be susceptible to production difficulties, quality control issues and problems in delivering agreed-upon quantities on schedule. We cannot assure you that we will be able, if necessary, to return products to these suppliers and obtain refunds of our purchase price or obtain reimbursement or indemnification from them if their products prove defective. These suppliers and manufacturers also may be unable to withstand the current downturn in the U.S. or worldwide economy. Significant failures on the part of these new suppliers or manufacturers could have a material adverse effect on our operating results.

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

     We believe that general trends in the economy have adversely affected retail sales, and that we may continue to be hurt by such trends. In particular, a weakening environment for retail sales could adversely affect consumer interest in our major product lines. Our comparable store sales decreased 4.6% for the fiscal year ended February 2, 2002, although our comparable store sales increased 14.9% in the third quarter ended November 2, 2002 and increased 8.3% for the nine months ended as of the same date. Additionally, in the fiscal years ended January 29, 2000, February 3, 2001 and February 2, 2002, we were not profitable. The success of our business depends to a significant extent upon the level of consumer spending. A number of economic conditions affect the level of consumer spending on merchandise that we offer, including, among other things, the general state of the economy, general business conditions, the level of consumer debt, interest rates, taxation and consumer confidence in future economic conditions. More generally, reduced consumer confidence and spending may result in reduced demand for our products and limitations on our ability to increase prices, and may also require increased levels of selling and promotional expenses. Adverse economic conditions and any related decrease in consumer demand for discretionary items such as those offered by us could have a material adverse effect on our business, results of operations and financial condition.

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

     Terrorist attacks in the United States, as well as events occurring in response to or connection with them, including, without limitation, future terrorist attacks or threats against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies or military or trade disruptions affecting our domestic or foreign suppliers of merchandise, may impact our operations. The potential impact to our operations includes, among other things, delays or losses in the delivery of merchandise to us and decreased sales of the products we carry. Additionally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. Also, any of these events could result in economic recession in the United States or abroad. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in the volatility of the market price for our common stock and on the future price of our common stock.

Our common stock price may be volatile.

     The market price of our common stock has fluctuated significantly in the past and is likely to continue to be highly volatile. In addition, the trading volume in our common stock has fluctuated, and significant price variations can occur as a result. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. In addition, the U.S. equity markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of emerging-growth companies. These broad market fluctuations may materially adversely affect the market price of our common stock in the future. Variations in the market price of our common stock may be the result of changes in the trading characteristics that prevail in the market for our common stock, including low trading volumes, trading volume fluctuations and other similar factors that are particularly common among highly volatile securities of emerging-growth companies. Variations also may be the result of changes in our business, operations or prospects, announcements or activities by our competitors, entering into new contractual relationships with key suppliers or manufacturers by us or our competitors, proposed acquisitions by us or our competitors, financial results that fail to meet public market analysts’ expectations, changes in stock market analysts’ recommendations regarding us, other retail companies or the retail industry in general, and domestic and international market and economic conditions.

Future sales of our common stock in the public market could adversely affect our stock price and our ability to raise funds in new equity offerings.

     We cannot predict the effect, if any, that future sales of shares of our common stock or the availability for future sale of shares of our common stock or securities convertible into or exercisable for our common stock will have on the market price of our common stock prevailing from time to time. For example, in connection with our May 2001 common stock financing, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register approximately 4.5 million shares of our common stock acquired by the investors in the financing. The registration statement became effective on July 6, 2001. Additionally, in connection with our March 2001 preferred stock financing, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register approximately 6.4 million shares of our common stock issued, or to be issued, upon the conversion of our Series A preferred stock to some of our stockholders. And, in connection with our November 2001 common stock financing, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register approximately 4.5 million shares of our common stock issued to the investors in the financing. These latter two registration statements were declared effective by the Securities and Exchange Commission on October 31, 2002. Sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement or under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options, or the conversion of our preferred stock, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our common stock and could materially impair our future ability to raise capital through an offering of equity securities.

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

     Separately, the holders of our preferred stock presently have the right to designate two members of our board of directors, and they also have a number of voting rights pursuant to the terms of the certificate of designation which could potentially delay, defer or prevent a change in control. In particular, the holders of our Series A preferred stock have the right to approve a number of actions by our company, including mergers, consolidations, acquisitions and similar transactions in which the holders of Series A preferred stock and common stock do not receive at least three times the then-existing conversion price per share of the Series A preferred stock. This right may create a potentially discouraging effect on, among other things, any third party’s interest in completing these types of transactions with us. Consequently, the terms and conditions under which we issued our preferred stock, coupled with the existence of other anti-takeover provisions, may collectively have a negative impact on the price of our common stock, may discourage third-party bidders from making a bid for our company or may reduce any premiums paid to our stockholders for their common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K/A for the year ended February 2, 2002 have not changed materially.

Item 4. Controls and Procedures

Quarterly Evaluation of the Company’s Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls. This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Controls Evaluation. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. Our internal controls are also evaluated on an ongoing basis by our finance department and by our independent auditors in connection with their audit and review activities. Our intent is that the disclosure controls and procedures and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

     The company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. Inherent limitations in all control systems include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

     In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Form 10-Q, we have been continuing our efforts to upgrade accounting systems and personnel and, as a result, we identified accounting errors concerning our accounts payable and inventory balances as of February 2, 2002. The errors, which resulted from the incorrect processing of certain specific transactions, were primarily related to the recording of duplicate payments to vendors and also to unrecorded amounts related to inventory freight costs. To specifically address these errors, we have implemented additional controls including but not limited to more refined exception reporting and more frequent reconciliations. Moreover, we have put in place other controls and procedures to prevent similar accounting errors from occurring in the future, including the hiring of a new Corporate Controller, performing a risk assessment to establish an internal audit function, and establishing a disclosure controls committee made up of several of our senior management, including the CFO and our Chief Operating Officer. We also recently retained a third party to conduct our internal audit function. We issued a press release on December 18, 2002, included as an exhibit to our Form 8-K filed with the SEC on December 19, 2002, relating to our intention to restate our annual financial statements for fiscal year 2001 and the first two quarters of fiscal year 2002. On December 23, 2002, we filed with the SEC an amended annual report on Form 10-K/A (Amendment No. 2) for the fiscal year ended February 2, 2002 and amended quarterly reports on Form 10-Q/A for each of the fiscal quarters ended May 4, 2002 and August 3, 2002.

Conclusions. Based on our Controls Evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. With regard to our internal controls, to date, we have not found irregularities other than those previously disclosed. This lack of additional indications of irregularities is a principal factor in our belief that for the quarter and up to the present date, our internal controls, with the additional controls to correct our accounting systems noted above, are adequate to permit the preparation of our financial statements in conformity with generally accepted accounting principles. However, we intend to continue to assess our internal controls and improve upon them. We intend to expand the documentation of our internal controls as our resources permit. Our controls evaluation will be ongoing as we institute these new systems.

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

Item 3. Defaults Upon Senior Securities.

     We will seek from the lenders under our Seventh Amended and Restated Loan and Security Agreement, dated as of November 26, 2002, a waiver of any default to the extent such a waiver is required as a result of our restatement of our financial results for the fiscal year ended February 2, 2002 and the fiscal quarters ended May 4, 2002 and August 3, 2002.

Item 5. Other Information

     Effective October 9, 2002, our board of directors amended and restated our 1998 Stock Incentive Plan in order (i) to increase the number of initial options granted to non-employee directors under the Automatic Option Grant Program of the plan from options exercisable for 7,500 shares of common stock to options exercisable for 15,000 shares of common stock, (ii) to increase the number of annual options granted to non-employee directors under the Automatic Option Grant Program of the plan from options exercisable for 3,500 shares of common stock to options exercisable for 7,500 shares of common stock, (iii) to revise the effects of a change in control on options granted under each of the Salary Investment Option Grant Program and the Director Fee Option Grant Program of the plan and (iv) to make certain other minor additional revisions and corrections to the plan. Given the nature of the amendments to the plan, no stockholder approval is required to be obtained with regard to the amended and restated plan.

     In order to reflect a number of minor revisions and updates to our existing credit facility documentation, we entered into a Seventh Amended and Restated Loan and Security Agreement, dated as of November 26, 2002, with a syndicate of lenders, including, among others, Fleet Capital Corporation.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

     See attached exhibit index.

(b)	Reports on Form 8-K.

     On August 9, 2002, we filed with the Securities and Exchange Commission a current report on Form 8-K, which included reports under items 5 and 7 thereto and attached a press release issued on August 8, 2002 announcing our sales results for the second quarter of fiscal 2002.

     On August 22, 2002, we filed with the Securities and Exchange Commission a current report on Form 8-K, which included reports under items 5 and 7 thereto and attached a press release issued on August 21, 2002 announcing our financial results for the second quarter of fiscal 2002.

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
Kevin W. Shahan
Vice President and Chief Financial Officer
(Principal Financial Officer)

RESTORATION HARDWARE, INC.

CERTIFICATION

I, Gary G. Friedman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Restoration Hardware, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 23, 2002

By:
/s/ GARY G. FRIEDMAN

Gary G. Friedman
Chief Executive Officer

RESTORATION HARDWARE, INC.

CERTIFICATION

I, Kevin W. Shahan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Restoration Hardware, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c)	all significant deficiencies in the design of operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 23, 2002

		By:	/s/ KEVIN W. SHAHAN
Kevin W. Shahan
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DOCUMENT DESCRIPTIONS

3.1	Second Amended and Restated Certificate of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws (2)
10.1	1998 Stock Incentive Plan Amended and Restated on October 9, 2002
10.2	Employment Agreement for Elizabeth Salamone
99.1	Seventh Amended and Restated Loan and Security Agreement, dated as of November 26, 2002, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Capital Corporation, and The CIT Group/Business Credit, Inc.

(1)	Incorporated by reference to Exhibit 3.1 to the current report on Form 8-K for Restoration Hardware Inc. filed with the Securities and Exchange Commission on October 24, 2001.

(2)	Incorporated by reference to Exhibit 3.2 to the quarterly report on Form 10-Q for Restoration Hardware, Inc. for the quarterly period ended October 31, 1998, filed with the Securities and Exchange Commission on December 15, 1998.