Form 10-K
period 2003-02-01
RESTORATION HARDWARE INC
filed 2003-05-02
CIK 863821

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended FEBRUARY 1, 2003
or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 000-24261

RESTORATION HARDWARE, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	68-0140361 (IRS Employer Identification No.)

15 KOCH ROAD, SUITE J, CORTE MADERA, CA 94925
(Address of Principal Executive Offices) (Zip Code)

(415) 924-1005
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12 (g) of the Act:

COMMON STOCK, $0.0001 PAR VALUE
(Title of class)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    ☒  Yes    ☐  No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

          The aggregate market value of common stock held by non-affiliates of the registrant was approximately $126,350,988 as of August 2, 2002 based upon the closing price of the registrant's common stock on The Nasdaq National Market reported for August 2, 2002. For purposes of this calculation, the registrant has assumed that only shares beneficially held by executive officers and directors of the registrant are deemed shares held by affiliates of the registrant. This assumption of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

          30,054,567 shares of the registrant's $.0001 par value common stock were outstanding on April 25, 2003.

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

Documents Incorporated by Reference

        Portions of the registrant's proxy statement for its 2003 annual meeting of stockholders are incorporated by reference into Item 5 of Part II and Items 10,11, 12 and 13 of Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

GENERAL

        Our company, Restoration Hardware, Inc., together with our subsidiaries, is a specialty retailer of home furnishings, functional and decorative hardware and related merchandise that reflects our classic and authentic American point of view. We market our merchandise through retail locations, mail order catalogs and on the worldwide web at www.restorationhardware.com. Our merchandise strategy and our stores' architectural style create a unique and attractive selling environment designed to appeal to an affluent, well educated 35 to 60 year old customer. We were incorporated in California in June 1987 and were reincorporated in Delaware in 1998. We operated 105 stores in 31 states, the District of Columbia and in Canada at February 1, 2003. We operate on a 52 - 53 week fiscal year ending on the Saturday closest to January 31. The 2002 fiscal year was a 52-week year and ended on February 1, 2003.

        In addition to our retail stores, we operate a direct-to-customer sales channel which includes both catalog and Internet, and a wholly-owned furniture manufacturer. For additional information, see Note 13 to our consolidated financial statements in Part II, Item 8 of this annual report on Form 10-K.

        We commenced business in 1979 as a purveyor of fittings and fixtures for older homes. Since then, we have evolved into a unique home furnishings retailer offering consumers an array of distinctive, high quality and often hard-to-find merchandise. We display our broad assortment of merchandise in an architecturally inviting setting. Our product includes classic, high-quality furniture, lighting, home furnishings, premium-positioned home textiles and functional and decorative hardware. Our plan is to fill the void in the marketplace above the current home lifestyle retailers, and below the interior design trade.

        In 2001, we developed and initiated our repositioning plan for the company. The central component of this plan was the launch of a new merchandising strategy in April 2002, which included new merchandise offerings, adjustments of overall product mix, and the remodeling of our stores in order to best present the new merchandise. Other key elements of the plan included our fiscal 2001 equity financings which allowed us to reduce our debt, upgrading our management team, eliminating under-performing products and reducing the overall number of items in the merchandise assortment, closing under-performing stores, and growing our direct-to-customer business.

        In the first quarter of 2002 we introduced premium-positioned home textiles and new bath hardware collections, as well as completed the remodeling of our stores. Also in connection with our repositioning plan, in April 2002 we redesigned our catalog and website to enhance the overall customer experience. We have also completed or made substantial progress in all other key elements of the repositioning plan.

        We make available free of charge through our website at www.restorationhardware.com under "Company Info" our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these and other reports filed or furnished by us pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we file such materials with the Securities and Exchange Commission.

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

        The percentage of total revenue contributed by major merchandising categories is as follows:

	2002	2001	2000
Home furnishings	51%	45%	45%
Hardware and accessories	49%	55%	55%

        The home furnishings category includes furniture, lighting and textiles. The hardware and accessories category includes bath and other functional and decorative hardware; vases, frames, and other accessories; seasonal merchandise such as holiday and garden; and gift items.

Product Selection, Purchasing and Sourcing

        We make merchandise purchases from over 400 vendors, almost half of which are located abroad. These vendors include major domestic manufacturers, specialty niche manufacturers and importers. We maintain agents in China, England, France, Japan, India, Portugal and Eastern Europe, and our merchandising team travels to Asia and Europe in search of new products. By sourcing a large proportion of products offshore, we seek to achieve increased buying effectiveness and ensure exclusivity for a portion of our product line. In many instances, we also work closely with our vendors to develop products that are unique to us.

DIRECT-TO-CUSTOMER—CATALOG AND INTERNET

        Our catalog business complements our retail business by building customer awareness of a concept, increasing customer traffic in our stores, enhancing brand image and acting as an effective advertising vehicle. In addition, we maintain a website, www.restorationhardware.com, designed to sell our products, promote consumer awareness of Restoration Hardware and generate store traffic.

        In the fiscal year ended February 1, 2003 ("fiscal 2002"), we distributed approximately 29.9 million catalogs as compared to approximately 20.5 million catalogs in the fiscal year ended February 2, 2002 ("fiscal 2001"). We mail catalogs to persons with demographic profiles similar to those of our retail customers and who also possess previous mail order purchase histories. In fiscal 2002, approximately 61% of catalogs were circulated to past customers, and the remaining catalogs were mailed to prospects. These prospects were obtained primarily from customer lists of other high-end mail order companies sharing similar customer demographics. We outsource to a third party the fulfillment aspects of the direct-to-customer business, including telemarketing, customer service and distribution.

        We believe our catalog is a key resource to further market our brand to both retail customers and customers outside of the retail trade areas.

THE MICHAELS FURNITURE COMPANY, INC.

        Purchased by Restoration Hardware in 1998, The Michaels Furniture Company, Inc. ("Michaels") offers a line of furniture for the home and office. Specific product lines include living room, bedroom, dining room, home office and accessory items. Intercompany sales to Restoration Hardware represented virtually all of Michaels' total sales during fiscal 2002, and this trend is expected to continue. Michaels is located in Sacramento, California.

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

        We believe that our ability to compete successfully is determined by several factors, including, among other things, the strength of our management team, the breadth and quality of our product selection, effective merchandise presentation, customer service, pricing and store location. Although we believe that we are able to compete favorably on the basis of these factors, we may not ultimately succeed in competing with other retailers in our market.

TRADEMARKS

        We have registered our trademark "Restoration Hardware" in the United States, Mexico and Canada. Trademarks are generally valid as long as they are in use and their registrations can generally be renewed indefinitely so long as the marks are in use. Our trademark is of material importance to us.

EMPLOYEES

        At February 1, 2003, we had approximately 1,400 full-time employees and 1,800 part-time employees. We consider our employee relations to be good. None of our employees are represented by a collective bargaining agreement, nor have we ever experienced any work stoppage.

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

        In fiscal 2002, we opened one new store and closed no existing stores. However, we are evaluating six to eight under-performing stores for potential closures through 2004. A material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise trends and consumer demands may require us to close additional under-performing stores. The closure of such stores would subject us to additional costs including, but not limited to, employee severance costs, charges in connection with the impairment of assets and costs associated with the disposition of outstanding lease obligations.

Our success is highly dependent on improvements to our planning and supply chain processes.

        An important part of our efforts to achieve efficiencies, cost reductions and sales growth is the identification and implementation of improvements to our planning, logistical and distribution infrastructure and our supply chain, including merchandise ordering, transportation and receipt processing. An inability to improve our planning and supply chain processes or to take full advantage of supply chain opportunities could have a material adverse effect on our operating results.

Because our revenues are subject to seasonal fluctuations, significant deviations from projected demand for products in our inventory during a selling season could have a material adverse effect on our financial condition and results of operations.

        Our business is highly seasonal. We make decisions regarding merchandise well in advance of the season in which it will be sold, particularly for the holiday selling season. The general pattern associated with the retail industry is one of peak sales and earnings during the holiday season. Due to the importance of the holiday selling season, the fourth quarter of each year has historically contributed, and we expect it will continue to contribute, a disproportionate percentage of our net sales and most of our gross profit for the entire year. In anticipation of increased sales activity during the fourth quarter, we incur significant additional expenses both prior to and during the fourth quarter. These expenses may include acquisition of additional inventory, catalog preparation and mailing, advertising, in-store promotions, seasonal staffing needs and other similar items. If, for any reason, our sales were to fall below our expectations in November and December, our business, financial condition and annual operating results may be materially adversely affected.

Increased advertising expenditures without increased revenues may have a negative impact on our operating results.

        We expend a large amount of our available funds on advertising in advance of a particular season. Moreover, our advertising costs for the past three fiscal years have increased from approximately $14.9 million per year to approximately $23.5 million per year, and we expect to have similarly large advertising expenditures during the next fiscal year. As a result, if we misjudge the directions or trends in our market, we may expend large amounts of our cash on advertising that generates little return on investment, which would have a negative effect on our operating results. During the last three fiscal years, our advertising costs have increased while only recently have we had a corresponding revenue increase. If we spend increasing amounts of our cash on advertising without achieving overall revenue increases, it would have a negative impact on our operating results.

Our quarterly results fluctuate due to a variety of factors and are not a meaningful indicator of future performance.

        Our quarterly results have fluctuated in the past and may fluctuate significantly in the future, depending upon a variety of factors, including, among other things, the mix of products sold, the timing and level of markdowns, promotional events, store openings, closings, remodels or relocations, shifts in the timing of holidays, timing of catalog releases or sales, competitive factors and general economic conditions. Accordingly, our profits or losses may fluctuate. Moreover, in response to competitive pressures, we may take certain pricing or marketing actions that could have a material adverse effect on our business, financial condition and results of operations. Therefore, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and cannot be relied upon as indicators of future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, or if our operating results do not meet the guidance that we issue from time to time, the market price of our securities would likely decline.

Fluctuations in comparable store sales may cause our revenues and operating results from period to period to vary.

        A variety of factors affect our comparable store sales including, among other things, the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise mix, promotional events, the impact of competition and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past, and we believe that such fluctuations may continue. Our comparable store sales increased 6.2% in fiscal 2002, decreased 4.6% in fiscal 2001, and decreased 1% in the fiscal year ended February 3, 2001 ("fiscal 2000"). Past comparable store sales results may not be indicative of future results. As a result, the unpredictability of our comparable store sales may cause our revenues and operating results to vary from quarter to quarter, and an unanticipated decline in revenues may cause our stock price to fluctuate.

We depend on a number of key vendors to supply our merchandise and provide critical services, and the loss of any one of our key vendors may result in a loss of sales revenues and significantly harm our operating results.

        We make merchandise purchases from over 400 vendors. Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. Although we have many sources of merchandise, two of our vendors, Mitchell Gold, a manufacturer of upholstered furniture, and Robert Abbey Inc., a manufacturer of table and floor lamps, together accounted for approximately 16% of our aggregate merchandise purchases in fiscal 2002. In addition, our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have limited the distribution of their merchandise in the past. We have no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products, and any vendor or distributor could discontinue selling to us at any time. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future, or be able to develop relationships with new vendors to expand our options or replace discontinued vendors. Our inability to acquire suitable merchandise in the future or the loss of one or more key vendors and our failure to replace any one or more of them may have a material adverse effect on our business, results of operations and financial condition.

        In addition, a single vendor supports the majority of our management information systems. A failure by the vendor to support our management information systems adequately in the future could have a material adverse effect on our business, results of operations and financial condition.

        We have recently begun purchasing products from a number of new vendors, many of whom are located abroad. We cannot assure you that they will be reliable sources of our products. Moreover, a number of these manufacturers and suppliers are small and undercapitalized firms that produce limited numbers of items. Given their limited resources, these firms might be susceptible to production difficulties, quality control issues and problems in delivering agreed-upon quantities on schedule. We cannot assure you that we will be able, if necessary, to return products to these suppliers and obtain refunds of our purchase price or obtain reimbursement or indemnification from them if their products prove defective. These suppliers and manufacturers also may be unable to withstand the current downturn in the U.S. or worldwide economy. Significant failures on the part of these new suppliers or manufacturers could have a material adverse effect on our operating results.

        In addition, many of these suppliers and manufacturers require extensive advance notice of our requirements in order to produce products in the quantities we desire. This long lead time requires us to place orders far in advance of the time when certain products will be offered for sale, thereby exposing us to risks relating to shifts in customer demands and trends, and any later downturn in the U.S. economy.

A disruption in any of our distribution operations would materially affect our operating results.

        The distribution functions for our stores are currently handled from our facilities in Hayward and Tracy, California and Baltimore, Maryland. Any significant interruption in the operation of any of these facilities may delay shipment of merchandise to our stores and customers, damage our reputation or otherwise have a material adverse effect on our financial condition and results of operations. Moreover, a failure to successfully coordinate the operations of these facilities also could have a material adverse effect on our financial condition and results of operations. Significant disruptions to the operations of the third party vendor who handles the distribution and fulfillment functions for our direct-to-customer business on an outsourced basis could be expected to have similar negative consequences.

We are dependent on external funding sources which may not make available to us sufficient funds when we need them.

        We have significantly relied and may rely in the future on external funding sources to finance our operations and growth. Any reduction in cash flow from operations could increase our external funding requirements to levels above those currently available to us. While we currently have in place a $72.0 million credit facility, the amount available under this facility may be less than the $72.0 million stated maximum limit of the facility because the availability of eligible collateral for purposes of the borrowing base limitations in the credit facility usually reduces the overall credit amount otherwise available at any given time. We currently believe that our cash flow from operations and funds available under our credit facility will satisfy our capital requirements for at least the next 12 months. However, the weakening of, or other adverse developments concerning, our sales performance or adverse developments concerning the availability of credit under our credit facility due to covenant limitations or other factors could limit the overall availability of funds to us.

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

        Our business requires substantial liquidity in order to finance inventory purchases, the employment of sales personnel for the peak holiday period, publicity for the holiday buying season and other similar advance expenses. We currently have in place a credit facility with a syndicate of lenders, which includes Fleet Capital Corporation. The facility provides for an overall commitment of $72.0 million, of which $25.0 million is available for letters of credit. Over the past several years, we have entered into numerous modifications of this credit facility, primarily to address changes in the requirements to which we are subject. Additionally, in August 2002, we further amended the credit facility, primarily to: 1) reduce the overall commitment from $80.0 million to $72.0 million; 2) to provide, at our election, for an additional $5.0 million of availability above the maximum available designated by formula for any continuous 60-day period between August 1st and October 31st for any year (not to exceed the $72.0 million overall commitment); 3) to extend the expiration date of the credit facility by twelve months to June 30, 2004; and (4) to provide a more favorable interest structure. Finally, in November 2002, we amended and restated the credit facility to reflect a number of minor revisions and updates to the then-existing credit facility documentation.

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

        We have drawn upon the credit facility in the past and we expect to draw upon it in the future. As a result, failure to comply with the terms of the credit facility would entitle the secured lenders to foreclose on our assets, including our accounts receivable, inventory, general intangibles, equipment, goods, and fixtures. The secured lenders would be repaid from the proceeds of the liquidation of those assets before the assets would be available for distribution to other creditors and, lastly, to the holders of our capital stock. Our ability to satisfy the restrictive covenants may be affected by events beyond our control.

Future increases in interest and other expense may impact our future operations.

        High levels of interest and other expense have and could have negative effects on our operations. While our credit facility was amended at various times in 2001 and 2002 to provide us with more favorable interest rates and changes to some requirements, a significant portion of our cash flow from operations was used to pay our interest expense and was not available for other business purposes.

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

        For fiscal 2002, we purchased approximately 45% of our merchandise directly from vendors located abroad and expect that such purchases will increase as a percentage of total merchandise purchases for the fiscal year ending on January 31, 2004. As an importer, our future success will depend in large measure upon our ability to maintain our existing foreign supplier relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them. Additionally, many of our imported products are subject to existing duties, tariffs and quotas that may limit the quantity of some types of goods which we may import into the United States. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, changes in import duties, tariffs and quotas, loss of "most favored nation" trading status by the United States in relation to a particular foreign country, work stoppages, delays in shipments, freight cost increases, economic uncertainties, including inflation, foreign government regulations, and political unrest and trade restrictions, including the United States retaliating against protectionist foreign trade practices. If any of these or other factors were to render the conduct of business in particular countries undesirable or impractical, our financial condition and results of operations could be materially adversely affected.

        While we believe that we could find alternative sources of supply, an interruption or delay in supply from our foreign sources, or the imposition of additional duties, taxes or other charges on these imports, could have a material adverse effect on our business, financial condition and results of operations unless and until alternative supply arrangements are secured. Moreover, products from alternative sources may be of lesser quality and/or more expensive than those we currently purchase, resulting in reduction or loss of our profit margin on such items.

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

        We have invested additional resources in the expansion of our direct-to-customer business that could increase the risks associated with aspects of this business. In fiscal 2002, sales through our direct-to-customer channel grew by 33% as compared to the prior fiscal year. Increased activity in our direct-to-customer business could result in material changes in our operating costs, including increased merchandise inventory costs and costs for paper and postage associated with the distribution and shipping of catalogs and products. Although we intend to attempt to mitigate the impact of these increases by improving sales revenue and efficiencies, we cannot assure you that we will succeed in mitigating expenses with increased efficiency or that cost increases associated with our direct-to-customer business will not have an adverse effect on the profitability of our business. Additionally, while we outsource to a third party the fulfillment of our direct-to-customer division, including telemarketing, customer service and distribution, the third party may not have the capacity to accommodate our growth. This lack of capacity may result in delayed customer orders and deficiencies in customer service, both of which may adversely affect our reputation and cause us to lose sales revenue.

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

        The success of our business will continue to depend upon our key personnel, including our President and Chief Executive Officer, Gary G. Friedman. Competition for qualified employees and personnel in the retail industry is intense. The process of locating personnel with the combination of skills and attributes required to carry out our goals is often lengthy. In July 2001, our then Chief Financial Officer departed and was not replaced until December of 2001. Moreover, recent turnover in personnel and the recruitment and retention of new accounting staff for our finance department have created challenges for us. While we retained a new Corporate Controller in November 2002 and have made additional changes to our finance department and its staff, we have experienced difficulties in the transition and re-organization of our finance department and may experience similar or other difficulties related to this process in the future. Our ongoing efforts to improve our accounting controls and procedures may be hampered if we experience further difficulties in the transition and re-organization of our finance department.

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

Rapid growth of our company followed by changes in general economic conditions have impacted our profitability.

        In fiscal 2000, we experienced rapid growth and, as a result, our costs and expenditures outpaced our revenues. Following this growth, the economy in the United States began to weaken, while our costs and expenditures remained significant. The combination of these two factors affected our profitability. As a result, even though we took steps to reduce our costs and expenditures in fiscal 2001 and fiscal 2002, we were not profitable in fiscal 2000, 2001 or 2002. If similar factors continue to operate unmitigated, there will be a material adverse effect on our business, operating results and financial condition.

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

        The retail market is highly competitive. We compete against a diverse group of retailers ranging from specialty stores to traditional furniture stores and department stores. Our product offerings also compete with a variety of national, regional and local retailers. We also compete with these and other retailers for customers, suitable retail locations, suppliers and qualified employees and management personnel. Many of our competitors have significantly greater financial, marketing and other resources. Moreover, increased competition may result, and has resulted in the past, in potential or actual litigation between us and our competitors relating to such activities as competitive sales and hiring practices, exclusive relationships with key suppliers and manufacturers and other matters. As a result, increased competition may adversely affect our future financial performance, and we cannot assure you that we will be able to compete successfully in the future.

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

        Terrorist attacks in the United States, as well as future events occurring in response or connection to them, including, without limitation, future terrorist attacks or threats against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies or military or trade disruptions affecting our domestic or foreign suppliers of merchandise, may impact our operations. The potential impact to our operations includes, among other things, delays or losses in the delivery of merchandise to us and decreased sales of the products we carry. Additionally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economies. Also, any of these events could result in economic recession in the United States or abroad. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in the volatility of the future market price of our common stock.

Our common stock price may be volatile.

        The market price of our common stock has fluctuated significantly in the past, and is likely to continue to be highly volatile. In addition, the trading volume in our common stock has fluctuated, and significant price variations can occur as a result. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. In addition, the United States equity markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of companies such as ours. These broad market fluctuations may materially adversely affect the market price of our common stock in the future. Variations in the market price of our common stock may be the result of changes in the trading characteristics that prevail in the market for our common stock, including low trading volumes, trading volume fluctuations and other similar factors that are particularly common among highly volatile securities. Variations also may be the result of changes in our business, operations or prospects, announcements or activities by our competitors, entering into new contractual relationships with key suppliers or manufacturers by us or our competitors, proposed acquisitions by us or our competitors, financial results that fail to meet our guidance or public market analysts' expectations, changes in stock market analysts' recommendations regarding us, other retail companies or the retail industry in general, and domestic and international market and economic conditions.

Future sales of our common stock in the public market could adversely affect our stock price and our ability to raise funds in new equity offerings.

        We cannot predict the effect, if any, that future sales of shares of our common stock or the availability for future sale of shares of our common stock or securities convertible into or exercisable for our common stock will have on the market price of our common stock prevailing from time to time. For example, in connection with our May 2001 common stock financing, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register approximately 4.5 million shares of our common stock acquired by the investors in the financing. The registration statement became effective on July 6, 2001. Additionally, in connection with our March 2001 preferred stock financing, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register approximately 6.4 million shares of our common stock issued, or to be issued, upon the conversion of our Series A preferred stock to some of our stockholders. And, in connection with our November 2001 common stock financing, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register approximately 4.5 million shares of our common stock issued to the investors in the financing. The latter two registration statements were declared effective by the Securities and Exchange Commission on October 31, 2002. Sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement or under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options, or the conversion of our preferred stock, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our common stock and could materially impair our future ability to raise capital through an offering of equity securities.

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

ITEM 2. PROPERTIES

        We currently lease three properties located in Corte Madera, California, which are used as our headquarters. The first property in Corte Madera consists of approximately 3,600 square feet of office space and approximately 18,000 square feet of warehouse space. The lease expires on December 31, 2003. The second and third properties in Corte Madera consist of approximately 34,000 square feet of office space in total and the leases expire on May 15, 2004.

        In connection with all of our business segments, we lease approximately 160,000 square feet of warehouse space in Hayward, California, for use as our west coast distribution center. This lease expires on July 31, 2004, with an option to extend for one additional five-year term. We lease an additional 191,000 square feet of warehouse space in Tracy, California, also for use as a distribution center. This lease expires on March 25, 2004, with an option to renew for one additional three-year term. We lease approximately 276,000 square feet of warehouse space in Baltimore, Maryland, for use as our east coast distribution center. The lease expires on September 30, 2006, with options to extend for two additional three-year terms.

        In connection with our retail business segment, as of February 1, 2003, we leased approximately 1,195,000 gross square feet for our 105 retail stores. Our retail stores' lease terms range from 3 to 20 years. Most leases for our retail stores provide for a minimum rent, typically including escalating rent increases, plus a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require us to pay insurance, utilities, real estate taxes, and repair and maintenance expenses.

        In connection with our furniture manufacturing segment, Michaels leases two properties used for the manufacturing and storage of furniture, in Sacramento, California. The main property consists of approximately 100,000 square feet of manufacturing space and 7,000 square feet of office space. The lease expires on February 28, 2008, with options to extend the lease for two additional 5-year terms. The second property consists of approximately 46,000 square feet of warehouse space which is used to house finished upholstered goods. This lease expires on July 31, 2006.

ITEM 3. LEGAL PROCEEDINGS

        There are no material pending legal proceedings against us. We are, however, involved from time to time in legal proceedings, including litigation arising in the ordinary course of our business. At the present time, we believe no legal proceedings will have a material adverse effect on our consolidated financial condition or results of operations. However, we cannot assure you that the results of any proceeding will be in our favor. Moreover, due to the uncertainties inherent in any legal proceeding, we cannot accurately predict the ultimate outcome of any proceeding and may incur substantial costs to defend the proceeding, irrespective of the merits. The unfavorable outcome of any legal proceeding could have an adverse impact on our business, financial condition, and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this annual report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        Our common stock is listed on The Nasdaq National Market under the symbol "RSTO." The closing price of our common stock on Nasdaq was $3.82 on April 25, 2003.

STOCKHOLDERS

        As of April 25, 2003 there were 206 common stockholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

DIVIDEND POLICY

        No dividends have been declared on our common stock since our 1998 initial public offering and it is not anticipated that we will pay any dividends in the foreseeable future on our common stock. In addition, restrictive covenants in our credit facility prohibit our payment of dividends and protective provisions in our Certificate of Designation of Series A and Series B Preferred Stock require the approval of two-thirds of the then outstanding shares of our Series A preferred stock, voting together as a single class, for us to declare or pay any dividend on any shares of common stock.

STOCK PRICE INFORMATION

        Set forth below are the high and low closing sale prices for shares of our common stock for each quarter during the fiscal years ended February 1, 2003 and February 2, 2002 as reported by The Nasdaq National Market.

QUARTER ENDING	HIGH	LOW
February 3, 2001	$2.94	$0.53
May 5, 2001	6.12	1.38
August 4, 2001	7.25	4.77
November 3, 2001	4.83	2.30
February 2, 2002	10.50	3.96
May 4, 2002	13.75	9.80
August 3, 2002	11.49	4.12
November 2, 2002	6.49	2.70
February 1, 2003	8.20	2.30

        Information relating to the securities authorized for issuance under equity compensation plans will be set forth in the section with the caption "Equity Compensation Plan Information" in our definitive proxy statement. This information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth selected, consolidated financial information for operations for the years indicated. This information is qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the

consolidated financial statements, related notes thereto and other financial data included elsewhere in this annual report. The following results may not be indicative of our future operating results.

	Fiscal 2002	Fiscal 2001(1)	Fiscal 2000(2)	Fiscal 1999	Fiscal 1998(3)
Results of Operations (Dollars in thousands except per share amounts):
Net sales	$400,337	$366,473	$366,236	$298,902	$211,347
Earnings (loss) before income taxes	(12,121)	(41,462)	(5,977)	(4,773)	8,247
Net earnings (loss)	(3,603)	(32,556)	(4,560)	(3,040)	4,866
Net earnings (loss) attributable to common stockholders	(3,961)	(35,373)	(4,560)	(3,040)	3,867
Basic EPS	(0.13)	(1.51)	(0.27)	(0.18)	0.33
Diluted EPS	(0.13)	(1.51)	(0.27)	(0.18)	0.23
Financial Position:
Working capital	61,086	55,628	39,829	51,610	36,320
Total assets	226,228	207,054	233,871	221,715	164,245
Debt and other long-term obligations	14,053	3,236	39,470	37,145	470
Redeemable convertible preferred stock	13,328	14,106	—	—	—
Stockholders' equity	94,734	89,455	78,875	82,882	83,755
Retail Stores:
Store count	105	104	106	93	65
Comparable store sales growth(4)	6.2%	(4.6)%	(1.0)%	0.8%	12.3%
Store selling sq. ft. at year-end	688,634	682,936	701,628	614,343	418,025

(1)
The results of operations and financial position data for fiscal 2001 give effect to a restatement of previously issued financial statements, as discussed in Note 17 of our consolidated financial statements in Part II, Item 8 of this annual report on Form 10-K.

(2)
Fiscal 2000 was a 53-week year. For purposes of the calculation of comparable store growth, results were calculated to correspond with a 52-week fiscal year.

(3)
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis of financial condition and results of operations gives effect to the restatement discussed in Note 17 of our consolidated financial statements in Part II, Item 8 of this annual report on Form 10-K.

RESULTS OF OPERATIONS

Net Sales

        Net sales consist of the following components:

	2002	% OF TOTAL	2001	% OF TOTAL	2000	% OF TOTAL
	(Dollars in thousands)
Retail sales	$355,597	89%	$332,783	91%	$342,687	94%
Direct-to-customer	44,705	11%	33,647	9%	22,554	6%
Furniture manufacturing	35	—	43	—	995	—

Total net sales	$400,337	100%	$366,473	100%	$366,236	100%

        Net sales for the 52 weeks ended February 1, 2003 ("fiscal 2002"), increased $33.9 million or 9.2% over net sales for the 52 weeks ended February 2, 2002 ("fiscal 2001"). The increase in total net sales was due to a $22.8 million increase in net sales from our retail stores and an $11.1 million increase in net sales from our direct-to-customer channel. We believe that these increases were a result of implementing our repositioning strategy in fiscal 2002, including introduction of new product lines, in particular our premium-positioned textiles; re-modeling our stores; increases in advertising and events associated with the re-launch of our remodeled stores; redesigning our catalog and website; and increases in the number of catalogs mailed, which drive sales in all channels.

        Net sales for fiscal 2001 (a 52 week year), increased $0.2 million or 0.1% over net sales for the 53 weeks ended February 3, 2001 ("fiscal 2000"). A decrease of $9.9 million in net sales from stores and a $0.9 million decrease in furniture manufacturing sales was offset by an increase of $11.0 million in net sales from our direct-to-customer channel. In addition to negative comparisons as a result of the extra week of sales in the prior year, we believe that fiscal 2001 net revenues were affected by the deterioration in the general economic environment which began in 2001, the events of September 11, 2001, and the transitional discounting and inventory reduction activity associated with the implementation of our new merchandising strategy.

        Furniture manufacturing sales were made only to employees in fiscal 2002 and 2001, and primarily to third parties in fiscal 2000.

        Total net sales include shipping fees of $8.4 million, $7.1 million and $5.7 million for fiscal 2002, fiscal 2001, and fiscal 2000, respectively. As of February 1, 2003, we operated 105 stores in 31 states, the District of Columbia and Canada.

Retail Sales

	2002	2001	2000
	(in thousands except percentages, sq. ft. amounts and retail stores data)
Retail sales	$352,741	$330,146	$340,018
Shipping fees	2,856	2,637	2,669

Net retail sales	$355,597	$332,783	$342,687
Retail net sales growth percentage	6.9%	(2.9)%	22.7%
Comparable store sales growth	6.2%	(4.6)%	(1.0)%
Number of stores at beginning of year	104	106	93
Number of stores opened	1	1	13
Number of stores closed	—	3	—

Number of stores at year-end	105	104	106

Store selling sq. ft. at year-end	688,634	682,936	701,628

        Retail sales increased by $22.8 million or 6.9% in fiscal 2002 as compared to fiscal 2001, primarily due to a $20.4 million or 6.2% increase in comparable store sales. Compared to fiscal 2001, one new store and a warehouse sale event in fiscal 2002 accounted for increased sales of $5.0 million, offset by a decrease of $2.7 million as a result of fiscal 2001 store closures. The comparable store sales increase resulted from the implementation of our repositioning strategy as described above; in particular, the introduction of our premium-positioned textiles, which increased sales in the textile product category to approximately 17% of sales in fiscal 2002 from approximately 7% of sales in fiscal 2001.

        Retail sales decreased 2.9% in fiscal 2001 as compared to the prior year, primarily due to a $15.1 million or 4.6% decrease in comparable store sales, the extra week in fiscal 2000 which contributed $6.2 million in that year, and the closure of three under-performing stores. Compared to fiscal 2000, new stores accounted for increased sales of $16.7 million in fiscal 2001, offset by the comparable store sales decline and a decrease of $5.5 million as a result of fiscal 2001 store closures. The comparable store sales decrease was due to weak consumer spending over most of fiscal 2001, related to the general economic slowdown and the events of September 11, 2001.

        Average revenue per retail transaction in fiscal 2002 increased 23% compared to fiscal 2001, while total retail transactions decreased by 14%. We attribute the increase in average revenue per transaction to the new product introductions and product mix changes implemented as the integral part of our repositioning strategy. We believe that the decline in the number of transactions may also be a result of the new product categories and changed mix. In fiscal 2001, the average revenue per transaction was approximately flat with fiscal 2000, while total retail transactions decreased by 3%. Average revenue per transaction is calculated by dividing the amount of gross sales, exclusive of delivery revenue and sales taxes, by the gross number of transactions.

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

        Comparable store sales are defined as sales from stores whose gross square footage did not change by more than 20% in the previous 12 months and which have been open at least 12 full months. Stores generally become comparable in their 14th full month of operation. In any given period, the set of stores comprising comparable stores may be different from the set of comparable stores in the previous period, depending on when stores were opened. We believe that comparable store sales are a more useful indicator of store performance than the change in total net sales, since comparable store sales exclude the effects of changes in the number of stores open.

Direct-to-customer

	2002	2001	2000
	(in thousands except percentages)
Catalog sales	$25,976	$19,026	$13,766
Internet sales	13,167	10,112	5,736

Total	39,143	29,138	19,502
Shipping fees	5,562	4,509	3,052

Total direct-to-customer sales	$44,705	$33,647	$22,554

Percentage growth in direct-to-customer net sales	33%	49%	76%
Percentage growth in number of catalogs mailed	46%	71%	67%

        Direct-to-customer sales consist of catalog and Internet sales. Net direct-to-customer sales in fiscal 2002 increased $11.1 million or 33% as compared to fiscal 2001. This was a result of a 46% increase in the number of catalogs mailed in fiscal 2002, to 29.9 million from 20.5 million in fiscal 2001. We also believe that the new textile product introduction, as well as the redesign of our catalog and website, contributed to the sales increase.

        Net direct-to-customer sales in fiscal 2001 increased $11.1 million or 49% as compared to fiscal 2000. This was a result of a 71% increase in the number of catalogs mailed in fiscal 2001, to 20.5 million, from 12.0 million in fiscal 2000. Offsetting the circulation increase, we believe fiscal 2001 direct-to-customer sales to have been negatively affected by the events of September 11, 2001 and the subsequent anthrax scare.

        Average revenue per direct-to-customer transaction in fiscal 2002 increased 24% from fiscal 2001, and total direct-to-customer transactions increased 7% from fiscal 2001. We believe the increase in average revenue per transaction is a result of our new product introductions and changed product mix. In fiscal 2001, the average revenue per transaction increased by 13% from fiscal 2000, and the total number of transactions increased by 32%.

        In April 2002, in connection with our repositioning strategy, we redesigned our catalog and launched a new website to enhance the overall customer experience. We target our catalog circulation to drive sales in all channels, including the stores and Internet.

Furniture Manufacturing

        We have a wholly-owned furniture manufacturing company located in Sacramento, California, The Michaels Furniture Company (Michaels). Virtually all of the furniture produced at Michaels is sold through our retail or direct-to-customer sales channels, and such sales have been recognized in the sales channel from which the sale originated. Over the past 3 years, we have effectively eliminated sales by Michaels to third parties, in order to increase production capacity for inter-segment sales. Inter-segment sales to Restoration Hardware represented virtually all of Michaels' total sales during fiscal 2002 and fiscal 2001, and this trend is expected to continue.

EXPENSES

        The following table sets forth for the periods indicated the percentage of net sales represented by certain line items in our Consolidated Statement of Operations.

	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of sales and occupancy	70.7%	80.2%	71.9%

Gross profit	29.3%	19.8%	28.1%
Selling, general and administrative expenses	31.5%	29.2%	28.2%

Loss from operations	(2.2)%	(9.4)%	(0.1)%
Interest expense, change in fair value of warrants and interest income	(0.8)%	(1.9)%	(1.5)%

Loss before income taxes	(3.0)%	(11.3)%	(1.6)%
Income tax benefit	2.1%	2.4%	0.6%

Loss before cumulative effect of change in accounting principle	(0.9)%	(8.9)%	(1.0)%

COST OF SALES AND OCCUPANCY

        In fiscal 2002, cost of sales and occupancy expense expressed as a percentage of net sales decreased approximately 9.5 percentage points to 70.7%, from 80.2% in fiscal 2001. Approximately 4.5 percentage points of this decrease related to certain fiscal 2001 charges related to our strategic repositioning, which are detailed below. Approximately 3.5 percentage points of this decrease was due to improved product margin in fiscal 2002 compared to fiscal 2001, driven primarily by better initial markups on our merchandise purchases. This improvement was due to the addition to our product mix of merchandise with higher gross margin, particularly our new textile categories. Finally the last 1.5 percentage points of the decrease was due to the leveraging of buying and distribution and occupancy costs by increased sales in fiscal 2002.

        In fiscal 2001, cost of sales and occupancy expenses expressed as a percentage of net sales increased approximately 8.4 percentage points, to 80.2% from 71.9% in fiscal 2000. Approximately 4.7 percentage points of this increase was due to charges related to our strategic repositioning, as follows: a $5.3 million charge to reduce certain inventory being eliminated to its net realizable value, a $2.0 million increase in depreciation charges related to reduced lives of certain long-lived assets being replaced in our Spring 2002 store remodel program, and a $10.2 million charge related to the write-down of long-lived assets in eight under-performing stores. These charges are discussed in further detail in the "Special Items" section below. Approximately 3.6 percentage points of the increase was due to markdown and clearance activity associated with our repositioning strategy.

SELLING, GENERAL AND ADMINISTRATIVE

        Selling, general and administrative expense expressed as a percentage of net sales increased approximately 2.3 percentage points to 31.5% in fiscal 2002, from 29.2% in fiscal 2001. The increase was primarily due to increased advertising costs, resulting from an increase in the number of catalogs mailed to our customers (1.5 percentage points); increased home office personnel costs due to staffing upgrades and additions implemented in connection with our repositioning strategy (0.4 percentage points); and increased professional fees incurred in connection with implementing our new revenue recognition policy and the corresponding restatement of prior periods (0.3 percentage points).

        Selling, general and administrative expenses expressed as a percentage of net sales increased approximately 1.0 percentage point to 29.2% in fiscal 2001 from 28.2% in fiscal 2000. The increase was largely due to increased marketing (0.4 percentage points) and other costs (0.5 percentage points) associated with our direct-to-customer division and increased professional fees associated with our repositioning strategy (0.5 percentage points); offset by reductions in store and home office payroll (0.4 percentage points).

INTEREST EXPENSE AND INTEREST INCOME

        Interest expense includes interest related to the amortization of debt issuance costs and interest on borrowings under our line of credit facility. In fiscal 2002, interest expense was $3.0 million as compared to $4.8 million in fiscal 2001. Excluding the non-cash amortization of debt issuance costs and interest expense related to warrants, interest expense was $1.5 million compared to $3.1 million for fiscal 2001, a decrease of $1.6 million. The decrease resulted from amendments to our credit facility to provide for more favorable interest rates. As a result of the paydown of high interest term loans in fiscal 2001, the average interest rate in fiscal 2002 decreased to 6.3% from 12.6% in fiscal 2001. Average borrowings in fiscal 2002 were $24.3 million, a slight increase over the average debt level of $23.6 million in fiscal 2001.

        On August 30, 2002 we amended our credit facility, primarily to (1) reduce the overall commitment from $80.0 million to $72.0 million; (2) to provide, at our election, for an additional $5.0 million of availability above the maximum available designated by formula for any continuous 60-day period between August 1 and October 31 of any year (not to exceed the $72.0 million overall commitment); (3) to extend the expiration date by twelve months to June 30, 2004; and (4) to provide a more favorable interest rate structure.

        In fiscal 2001, interest expense was $4.8 million as compared to $5.9 million in fiscal 2000. Excluding the non-cash amortization of debt issuance costs, net interest expense was $3.1 million compared to $5.1 million for fiscal 2001, a decrease of $2.0 million. The decrease resulted from the amendments of our credit facility to provide for more favorable interest rates and a reduction in debt made possible by the $56.0 million (net of fees) raised in our preferred and common stock financings in fiscal 2001, as discussed below.

        We completed three financing transactions in fiscal 2001. In March 2001, we completed a preferred stock financing, appointed Gary G. Friedman our new Chief Executive Officer, and amended our credit facility. In May and November of fiscal 2001, we completed two common stock financings. Combined net proceeds from our preferred stock and common stock transactions of $56.0 million (net of fees) were used to pay down our revolving line of credit and for other general corporate purposes. As a result, average borrowings in fiscal 2001 decreased to $23.6 million from $48.4 million in fiscal 2000. The average interest rate during the same period increased from 11.2% to 12.6%, primarily as a result of two high-interest term loans that were part of the amendment of the credit facility in September 2000. Until the anniversary of the amendment in September of fiscal 2001, the existence of these term loans negatively impacted our average interest rate in fiscal 2001 as compared to the prior year. The two term loans were paid off in the second and fourth quarters of fiscal 2001.

        Interest income, which consists of income from our short-term investments and notes receivable, decreased $0.1 million in fiscal 2002 as compared to fiscal 2001. Interest income increased $0.2 million in fiscal 2001 as compared to fiscal 2000. The majority of the changes in 2001 was due to interest on a $2.1 million loan we provided to Mr. Friedman in connection with his purchase of common stock and preferred stock in March 2001. Mr. Friedman repaid the loan in full, including accrued interest, in August 2002.

INCOME TAX BENEFIT

        Our effective tax benefit rate was 70% in fiscal 2002, as compared to a tax benefit rate of 22% in fiscal 2001, and a tax benefit rate of 37% in fiscal 2000. These rates reflect the effect of aggregate state tax rates based on a mix of retail sales and direct-to-customer sales in the various states in which we have sales revenue or conduct business.

        Additionally, the fiscal 2002 income tax benefit rate reflects a $4 million reduction in the valuation allowance previously established on our deferred tax assets. The reduction in the valuation allowance was due to the additional realization of net operating loss carryback amounts, resulting from the economic stimulus bill enacted on March 9, 2002. The fiscal 2001 income tax benefit was net of a $7 million valuation allowance provision to reduce deferred tax assets to an amount that management believed was more likely than not to be realized, as further discussed in "Critical Accounting Policies" below. Under the applicable accounting literature, we were not allowed to consider the potential effects of a tax law change when we established the valuation allowance at February 2, 2002. As a result, even though the economic stimulus bill was approved prior to the issuance of our financial statements, we were not allowed to reflect the potential positive effects on the overall valuation allowance until the year of the law change. As a result, we established the $7 million reserve at February 2, 2002 and reduced the reserve in the first quarter ended May 4, 2002.

FISCAL 2001 SPECIAL ITEMS

        Fiscal 2001 included special item charges of approximately $24.5 million. A discussion of these charges follows.

        Inventory lower of cost or market reserve—In connection with the elimination of approximately 30% of the items from our merchandise assortment during fiscal 2001, we recorded a charge of $5.3 million to write down discontinued merchandise to its estimated net realizable value.

        Depreciation—At the beginning of the fourth quarter 2001, concurrent with our November, 2001 private placement of common stock, we finalized our decision to remodel our stores in the first quarter of fiscal 2002. As a result, we recorded an increase in depreciation charges of $2.0 million in order to reflect the shortened useful lives of store fixtures and leasehold assets which were scheduled to be replaced.

        Asset impairment charge—In the course of performing our periodic cash flow analysis of our mature stores, we determined that an asset impairment charge of $10.2 million was required for eight underperforming locations. The impairment charge was calculated as the difference between the net book value of the store's long-lived assets and the present value of the store's estimated future cash flows over the remaining life of the lease.

        Tax Valuation Allowance—In the course of analyzing our projected taxable income, we determined that a valuation allowance of $7.0 million against our deferred tax assets was appropriate as of February 2, 2002. The valuation allowance reduced our deferred tax assets to an amount that is more likely than not to be realized.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows:

        In fiscal 2002, net cash used in operating activities was $19.5 million compared to $4.3 million of net cash provided by operations in fiscal 2001. Cash was used in operations in fiscal 2002 to fund increased merchandise inventories from the unusually depressed inventory levels at the end of fiscal 2001, as we exited old product in preparation for the receipt of new goods for the launch of our merchandise repositioning. The cash used for inventory investment in fiscal 2002 was partially offset by our smaller operating loss, driven by increased sales and improved merchandise margins; and an increase in accounts payable and accrued expenses.

        In fiscal 2001, net cash provided by operating activities decreased $15.1 million to $4.3 million, from $19.4 million in fiscal 2000. Cash provided by operating activities decreased largely because of the following factors: the increased operating losses resulting from a deterioration in merchandise margins due to increased cost of sales associated with our repositioning strategy; increased cash used to pay down accounts payable and other accrued expenses; and a reduction in cash provided from deferred lease incentives. These factors were partially offset by the reduction in inventory levels discussed above, and a reduction in accounts receivable.

Investing Cash Flows:

        Net cash used in investing activities was $19.4 million in fiscal 2002, an increase of $20.9 million compared to $1.5 million of cash provided by investing activities in fiscal 2001. Cash was used primarily for the re-modeling of substantially all of our 105 stores (approximately $16 million), in addition to smaller investments to open one new store, re-engineer our website, and implement productivity enhancements in our distribution centers and Michael's furniture operation.

        Net cash provided by investing activities was $1.5 million in fiscal 2001, compared to $23.6 million of cash used in investing activities in fiscal 2000. The majority of the change is due to a reduction in capital expenditures as a result of opening only one store in fiscal 2001 as compared to 13 in fiscal 2000. Additionally, in fiscal 2001, we entered into agreements with a third party to cancel leases and close three of our under-performing locations, for which we received $5.3 million.

Financing Cash Flows:

        Net cash provided by financing activities was $18.2 million in fiscal 2002, an increase of $4.3 million from $13.8 million in fiscal 2001. In fiscal 2002 the net cash provided by financing activities was primarily from our credit facility, in addition to the repayment of a $2.1 million loan by Gary G. Friedman, our President and Chief Executive Officer.

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

        At February 1, 2003, we had in place a credit facility with an overall commitment of $72.0 million, of which $25.0 million was available for letters of credit. As of February 1, 2003, we had $15.2 million outstanding under the line of credit (before unamortized debt issuance costs of $1.3 million), and $14.0 million in outstanding letters of credit. Interest is paid monthly at the bank's reference rate or LIBOR plus a margin. As of February 1, 2003, the bank's reference rate was 5.75% and the LIBOR plus margin rate was 4.09%. The availability of credit at any given time under the credit facility is limited by reference to a borrowing base formula based upon numerous factors, including eligible inventory and eligible accounts receivable. The amount available under the credit facility may be less than the stated maximum of the facility. As of February 1, 2003, in addition to outstanding borrowings and letter of credit obligations totaling $29.2 million, we had availability to borrow up to $23.4 million. The credit facility contains various restrictive covenants, including limitations on our annual capital expenditures, ability to incur additional debt, acquisition of other businesses and payment of dividends and other distributions. The agreement expires on June 30, 2004.

        In August 2002 we amended our credit facility, primarily to (1) reduce the overall commitment from $80.0 million to $72.0 million; (2) at our election, to provide for an additional $5.0 million of availability above the maximum available designated by formula for any continuous 60-day period between August 1 and October 31 of any year (not to exceed the $72.0 million overall commitment); (3) to extend the expiration date of the credit facility by twelve months to June 30, 2004; and (4) to provide a more favorable interest rate structure. In November 2002, the credit facility was further amended and restated to reflect a number of minor revisions and updates to the then-existing credit facility documentation.

        In connection with an amendment to our line of credit in September 2000, we issued putable warrants for the purchase of 550,000 shares of our common stock, subject to anti-dilution protections at $3.75 per share. In connection with the amendment of the credit facility in March 2001, 200,000 of the 550,000 warrants were repriced to $2.00 per share. The fair value of the warrants is calculated each quarter using the Black-Scholes model. The following assumptions were used in our calculation as of February 2, 2002: expected life of 20 months, stock volatility considered to be 50%, risk free interest rate of 2.28%, and no dividends during the expected term. For fiscal 2001, the mark-to-market revaluation of the warrants resulted in a charge of approximately $2.7 million against earnings. The warrants were to expire on September 27, 2005, and, as of February 2, 2002 warrants for the purchase of approximately 405,000 shares of common stock remained outstanding. During the first quarter of fiscal 2002, all of the remaining warrants were exercised.

        We currently believe that our cash flows from operations and funds available under our credit facility will satisfy our expected working capital and capital requirements, including our contractual commitments described below, for at least the next 12 months. However, the weakening of, or other adverse developments concerning our sales performance or adverse developments concerning the availability of credit under our credit facility due to covenant limitations or other factors could limit the overall availability of funds to us. Moreover, we may not have successfully anticipated our future capital needs and we may need to raise additional funds in order to take advantage of unanticipated opportunities. We also may need to raise additional funds to respond to changing business conditions or unanticipated competitive pressures. However, should the need arise, additional sources of financing may not be available or, if available, may not be on terms favorable to us or our stockholders. If we fail to raise sufficient funds, we may be required to delay or abandon some of our planned future expenditures or aspects of our current operations. For more information, please see the section "Factors That May Affect Our Future Operating Results," above, in particular the sections "We are dependent on external funding sources which may not make available to us sufficient funds when we need them," and "Because our business requires a substantial level of liquidity, we are dependent upon a credit facility with numerous restrictive covenants that limit our flexibility".

Contractual Commitments:

        The following table summarizes significant contractual obligations of the Company as of February 1, 2003:

	AMOUNT OF COMMITMENT EXPIRATION PERIOD
	TOTAL	LESS THAN 1 YEAR	1 - 3 YEARS	4 - 5 YEARS	AFTER 5 YEARS
CONTRACTUAL OBLIGATIONS
Long-term debt	$—	$—	$—	$—	$—
Operating leases	312,923	36,195	69,986	67,356	139,386
Capital leases	276	238	38	—	—
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$313,199	$36,433	$70,024	$67,356	$139,386

	AMOUNT OF COMMITMENT EXPIRATION PERIOD
	TOTAL	LESS THAN 1 YEAR	1 - 3 YEARS	4 - 5 YEARS	AFTER 5 YEARS
OTHER COMMERCIAL COMMITMENTS
Revolving credit facility(1)	$57,978	$—	$57,978	$—	$—
Standby letters of credit	2,513	2,513	—	—	—
Trade letters of credit	11,509	11,509	—	—	—

Total commercial commitments	$72,000	$14,022	$57,978	$—	$—

(1)
Amount outstanding under the revolving credit facility at February 1, 2003 was $13.9 million.

CRITICAL ACCOUNTING POLICIES

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, goodwill, taxes on income, financing operations, contingencies and litigation. We base our estimates on historical experience and on various other facts and assumptions, including current and expected economic conditions and product mix, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Our management believes the following critical accounting policies require significant judgments and estimates in the preparation of our consolidated financial statements:

Inventory

        Our retail inventories are carried at the lower of cost or market with cost determined on a weighted average cost method. Manufacturing inventories are carried at the lower of cost or market with cost determined on a first-in, first-out method. We write-down inventories whenever permanent markdowns reduce the selling price below cost. Additionally, we provide for reserves on inventory based upon our estimate of shrink losses. At February 1, 2003 and February 2, 2002 we had reserves of $169,000 and $6.5 million, respectively, to adjust the carrying amount of our merchandise inventories to their estimated net realizable value. If actual market conditions are less favorable than those projected by management, or if liquidation of the inventory is more difficult than anticipated, additional inventory write-downs may be required.

Deferred Catalog Expenses

        Deferred catalog expenses consist of the cost to prepare, print and distribute catalogs. Such costs are amortized over the estimated sales volume of each catalog. We estimate expected sales volume based on historical experience. Typically over 90% of the cost of a catalog is amortized in the first four months, and all catalog costs are generally fully amortized within six months.

Property and Equipment

        Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from three to ten years for all property and equipment except for leasehold improvements and lease acquisition costs. The cost of leasehold improvements and lease acquisitions is amortized over the useful life of the asset or applicable lease term, whichever is less.

Impairment of Long-lived Assets

        We review long-lived tangible assets and intangible assets with finite useful lives for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Using our best estimates based on reasonable assumptions and projections, we record an impairment loss to write the assets down to their estimated fair values if the carrying values of such assets exceed their related undiscounted expected future cash flows. In the course of performing this analysis, we recorded impairment charges in fiscal 2002 and fiscal 2001 of $0.6 million and $10.2 million, respectively.

        We had $4.6 million of goodwill at February 1, 2003 and February 2, 2002. We review goodwill and other intangibles with indefinite useful lives for impairment annually, or more frequently if events or changes in circumstances warrant. If the carrying values of such assets exceed their estimated fair values, we record an impairment loss to write the assets down to their estimated fair values. There were no impairment charges recorded against goodwill in fiscal 2002 or fiscal 2001.

        We generally evaluate long-lived tangible assets and intangible assets with finite useful lives at an individual store level, which is the lowest level at which independent cash flows can be identified. We evaluate corporate assets or other long-lived assets that are not store-specific at a consolidated entity or segment level, as appropriate.

        Since there is typically no active market for our long-lived tangible and intangible assets, we estimate fair values based on the expected present value of future cash flows. We estimate future cash flows based on store-level historical results, current trends and operating and cash flow projections. Our estimates are subject to substantial uncertainty and may be affected by a number of factors outside our control, including general economic conditions, the competitive environment and regulatory changes. If actual results differ from our estimates, we may record significant additional impairment charges in the future.

Store Closure Reserves

        Prior to January 1, 2003, we recorded the estimated costs associated with closing a store during the period in which the store was identified and approved by management under a plan of termination, which included the method of disposition and the expected date of completion. These costs include direct costs to terminate a lease, lease rental payments net of expected sublease income, and the difference between the carrying values and estimated recoverable values of long-lived tangible and intangible assets. We recorded severance and other employee-related costs in the period in which we communicated the closure and related severance packages to the affected employees.

        Effective with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities, on January 1, 2003 (see "Recent Accounting Developments" below), we recognize a liability for costs associated with closing a store when the liability is incurred. We record the present value of expected future lease costs and other closure costs when the store is closed. We record severance and other employee-related costs in the period in which we communicate the closure and related severance packages to the affected employees.

        Our calculation of store closure costs includes significant estimates about the amounts and timing of potential lease termination costs and future sublease income. These estimates are based on our historical experience, the condition and location of the property, the lease terms and current real estate leasing market conditions. If actual results differ from our estimates, we may significantly adjust our store closure reserves in future periods.

        While we do not currently have any reserves established for store closures, we periodically make judgments about which stores we should close and which stores we should continue to operate. All stores are subject to regular monitoring of their financial performance and cash flows, and many stores are subject to "kick out clauses" which allow us to terminate the store lease without further obligation if certain contractually specified sales levels are not achieved. If we decide to close a number of these stores, we may incur significant store closure costs for which we have not currently reserved.

Self Insurance

        We obtain insurance coverage for significant exposures as well as those risks required to be insured by law. It is generally our policy to retain a significant portion of certain losses related to workers' compensation, general liability, property losses, business interruptions and employee health care. We record provisions for these items based on claims experience, regulatory changes, an estimate of claims incurred but not yet reported and other relevant factors. The projections involved in this estimate are subject to substantial uncertainty because of several unpredictable factors, including actual claims experience, regulatory changes, litigation trends and changes in inflation.

        Our self-insurance exposure is concentrated in California, where the majority of our stores are located. California has experienced significant increases in workers' compensation costs as a result of legislative changes and rising medical costs. These increases have adversely affected our results of operations and may continue to adversely affect us in the future.

        If claims are greater than we originally estimate, or if costs increase beyond what we anticipated, our recorded reserves may not be sufficient, and we may record significant additional expense.

Income Taxes

        We account for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109") Accounting for Income Taxes. SFAS No. 109 requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, all expected future events then known to us are considered, other than changes in the tax law or rates. Accordingly, we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. An analysis of projected taxable income and the corresponding utilization of these tax assets indicated that valuation allowances of $3.0 million and $7.0 million were required as of February 1, 2003 and February 2, 2002, respectively. The amount of valuation allowance is based upon management's best estimate of the recoverability of its deferred tax assets. While future taxable income and ongoing prudent and feasible tax planning were considered in determining the amount of the valuation allowance, this allowance is subject to adjustment in the future. Specifically, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

        The fiscal 2002 income tax benefit rate reflects a $4 million reduction in the valuation allowance previously established on our deferred tax assets. The reduction in the valuation allowance was due to the additional realization of net operating loss carryback amounts, resulting from the economic stimulus bill enacted on March 9, 2002. The fiscal 2001 income tax benefit was net of a $7 million valuation allowance provision to reduce deferred tax assets to an amount that management believed was more likely than not to be realized. Under the applicable accounting literature, we were not allowed to consider the potential effects of a tax law change when we established the valuation allowance at February 2, 2002. As a result, even though the economic stimulus bill was approved prior to the issuance of our financial statements, we were not allowed to reflect the potential positive effects on the overall valuation allowance until the year of the law change. As a result, we established the $7 million reserve at February 2, 2002 and reduced the reserve in the first quarter ended May 4, 2002.

Revenue Recognition

        Retail stores sales:    Revenue is recognized at the point of sales for all purchases which are taken from the store by the customer at the time of purchase.

        Furniture sales:    Furniture sales are recorded as either direct-to-customer sales or retail sales depending upon where the sales transaction originated. The majority of furniture sales involve the shipment of furniture to the customer. Revenue for these sales is recognized at the time of customer receipt.

        Non-furniture—direct-to-customer (Catalog and Internet) sales:    Revenue is recognized at the time of customer receipt.

        Shipping and handling:    We record shipping and handling fees as net revenue in the sales channel segment (retail sales or direct-to-customer sales) that originated the sales transaction. Costs of shipping and handling are included in cost of sales and occupancy.

        Returns:    We provide an allowance for sales returns based on historical return rates.

Contingencies and Litigation

        We are involved from time to time in legal proceedings, including litigation arising in the ordinary course of our business. Due to the uncertainties inherent in any legal proceeding, we cannot accurately predict the ultimate outcome of any proceeding and may incur substantial costs to defend the proceeding, irrespective of the merits. Unfavorable outcome of any legal proceeding could have an adverse impact on our business, financial condition, and results of operations. As appropriate, we assess the likelihood of any adverse outcomes and the potential range of probable losses. The amount of loss accrual, if any, is subject to adjustment if and when warranted by new developments or revised strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to these proceedings. We accrue our best estimates of the probable cost for the resolution of legal claims. Such estimates are developed in consultation with outside counsel handling these matters and are based upon a combination of litigation and settlement strategies. To the extent additional information arises or our strategies change, it is possible that our best estimates of our probable liability in these matters may change.

Other Considerations

        The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto, which contain accounting policies and other disclosures required by generally accepted accounting principles.

RECENT ACCOUNTING DEVELOPMENTS:

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets, which became effective for us on February 3, 2002. SFAS No. 142 specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. We adopted SFAS 142 in the first quarter of fiscal 2002. Upon adoption we discontinued the amortization of goodwill with a carrying value of $4.6 million as of February 3, 2002. See Note 2 in the notes to our consolidated financial statements for a reconciliation of reported loss per share to the amounts adjusted for the exclusion of amortization of goodwill and other intangible assets with indefinite lives, net of the related income tax effects.

        In August 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes new accounting and reporting standards for the impairment of long-lived assets and for long-lived assets to be disposed of. We adopted SFAS No. 144 in the first quarter of fiscal 2002. We recorded impairments of $10.2 million in the fourth quarter of fiscal 2001 using previously issued accounting standards, and of $0.6 million in the fourth quarter of fiscal 2002 under SFAS 144.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We have adopted the provisions of SFAS No. 146 for restructuring activities, if any, initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

        In November 2002, the FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are effective for interim and annual periods ending after December 15, 2002, and the initial recognition and measurement requirements are effective prospectively for guarantees issued or modified after December 31, 2002. The initial adoption of FIN No. 45 did not have a material impact on our financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for the Company's fiscal year ended February 1, 2003. The interim disclosure provisions are effective for the first quarter of the fiscal year ending January 31, 2004. The Company continues to account for stock-based compensation using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by SFAS No. 123. As a result, the adoption of SFAS No. 148 did not have any impact on the Company's consolidated financial results.

        In November 2002, the Emerging Issues Tack Force ("EITF") reached a consensus regarding EITF Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. Issue No. 02-16 addresses the timing of recognition and classification of consideration received from vendors, including rebates and allowances. The adoption of Issue No. 02-16 did not have a material impact on our financial statements.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51." FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established on or prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The Company has not evaluated whether the application of FIN 46 will have a material effect on its financial statements.

RELATED PARTY TRANSACTIONS

        Stephen Gordon is Chairman of our Board of Directors. We lease our store in Eureka, California, from Mr. Gordon and his wife and Eureka Preservation Partnership, a partnership of which Mr. Gordon is a partner. The aggregate lease payments paid to Mr. and Mrs. Gordon and the partnership were $41,717, $65,657 and $65,657 for fiscal years 2002, 2001, and 2000, respectively. The lease term expires on May 31, 2004 and there are no renewal options. We believe that the lease arrangement with Mr. and Mrs. Gordon and the partnership of which Mr. Gordon is a partner was made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

        In connection with the Series A and B preferred stock financing completed in March 2001, Gary Friedman, our Chief Executive Officer, purchased 455 shares of the Series A preferred stock and 545 shares of the Series B preferred stock for an aggregate purchase price of $1 million. In addition, as part of Mr. Friedman's compensation package, we sold Mr. Friedman 571,429 shares of common stock at $1.75 per share and Mr. Friedman exercised his option to purchase 1.2 million shares of common stock at $1.75 per share for an aggregate sales price of approximately $3.1 million. In connection with this sale of preferred and common stock to Mr. Friedman, we also made a loan to Mr. Friedman in the amount of $2.05 million. All of the loan proceeds were used by Mr. Friedman to purchase a portion of this stock. The loan was a full recourse loan secured by shares of the common stock and preferred stock purchased by Mr. Friedman. This loan was evidenced by a note, dated March 22, 2001. Pursuant to the terms of the note, the interest rate on the outstanding principal amount of the loan was 8.5% per annum, payable on the first, second and third anniversaries of the date of the note. The principal was due on March 22, 2004 but the due date could be accelerated due to a number of factors, including, failure to make payments due under the note, expiration of the six-month period following the date Mr. Friedman ceases to be an employee of our company as a result of termination by us for cause, or 90 days after the closing of an acquisition of our company. Mr. Friedman repaid this loan in full with interest in August 2002.

        All transactions with officers, directors and principal stockholders and their affiliates, including the loan arrangement with Mr. Friedman, were approved, and all such future transactions will continue to be approved by a majority of our board of directors, including a majority of the independent and disinterested directors of our board, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

RESTATEMENT

        Subsequent to the issuance of our consolidated financial statements as of and for the year ended February 2, 2002, we determined that certain errors existed in our previously issued consolidated financial statements. We determined that our accounts payable balances at February 2, 2002 were overstated resulting from the inclusion of fiscal 2002 payables in fiscal 2001. We also determined that our inventory at February 2, 2002 was understated as a result of our inventories in transit being excluded from our reported inventory balance. Finally, for the year ended February 2, 2002, we determined that we had understated certain payroll and insurance costs and overstated certain maintenance costs. As a result, the accompanying fiscal 2001 financial statements have been restated from amounts previously reported in Amendment No. 2 to Form 10-K/A filed on December 23, 2002.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This annual report on Form 10-K contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include statements as to the results of strategic initiatives, our working capital and capital expenditure needs, the impact of competition and other statements containing words such as "believes," "anticipates," "estimates," "expects," "may," "intends," and words of similar import or statements of our management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, changes in economic or business conditions in general, changes in product supply, fluctuations in comparable store sales, limitations resulting from restrictive covenants in our credit facility, failure of our management to anticipate changes in consumer trends, loss of key vendors, changes in the competitive environment in which we operate, changes in our management information needs, changes in management, failure to raise additional funds when required, changes in customer needs and expectations, governmental actions and consequences stemming from the war in Iraq or from terrorist activities in or related to the United States. We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risks, which include changes in interest rates and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

        The interest payable on our credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. If interest rates on existing variable rate debt rose no more than 10% from the bank's reference rate, our results of operations and cash flows would not be materially affected. In addition, we have fixed and variable income investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates.

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
Corte Madera, California

        We have audited the accompanying consolidated balance sheets of Restoration Hardware, Inc. and its subsidiaries as of February 1, 2003 and February 2, 2002, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity, and cash flows for each of the three fiscal years in the period ended February 1, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Restoration Hardware, Inc. and its subsidiaries as of February 1, 2003 and February 2, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 2003 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 17, the accompanying financial statements for the fiscal year ended February 2, 2002 have been restated.

/s/ Deloitte & Touche LLP

San Francisco, California
May 2, 2003

RESTORATION HARDWARE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	FEBRUARY 1, 2003	FEBRUARY 2, 2002 (As restated, see Note 17)
ASSETS
Current assets
Cash and cash equivalents	$1,630	$22,285
Accounts receivable	3,352	3,278
Merchandise inventories	94,500	61,590
Prepaid expense and other	12,445	14,435

Total current assets	111,927	101,588
Property and equipment, net	90,038	87,934
Goodwill	4,560	4,560
Other assets	19,703	12,972

Total assets	$226,228	$207,054

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$35,649	$33,922
Deferred revenue	5,870	2,855
Other current liabilities	9,322	9,183

Total current liabilities	50,841	45,960
Long-term line of credit, net of debt issuance costs	13,909	—
Deferred lease incentives	39,109	41,608
Deferred rent	14,163	12,689
Other long-term obligations	144	3,236

Total liabilities	118,166	103,493
Series A redeemable convertible preferred stock, $.0001 par value, 28,037 shares designated, 13,470 and 14,320 shares outstanding at February 1, 2003 and February 2, 2002, respectively, aggregate liquidation preference and redemption value of $15,426 at February 1, 2003	13,328	14,106
Stockholders' equity
Common stock, $.0001 par value, 60,000,000 shares authorized, 30,050,994 and 28,827,883 shares issued and outstanding at February 1, 2003 and February 2, 2002, respectively	150,881	144,162
Stockholder loan	—	(2,050)
Unearned compensation	(659)	(1,103)
Accumulated other comprehensive loss	(132)	(159)
Accumulated deficit	(55,356)	(51,395)

Total stockholders' equity	94,734	89,455

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$226,228	$207,054

The accompanying notes are an integral part of these consolidated financial statements.

RESTORATION HARDWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Year Ended
	February 1, 2003	February 2, 2002 (As restated, see Note 17)	February 3, 2001
Net sales	$400,337	$366,473	$366,236
Cost of sales and occupancy	283,072	293,951	263,181

Gross profit	117,265	72,522	103,055
Selling, general and administrative	126,290	106,840	103,228

Loss from operations	(9,025)	(34,318)	(173)
Interest expense	(3,029)	(4,780)	(5,895)
Interest income	211	313	91
Change in fair value of warrants	(278)	(2,677)	—

Loss before income taxes	(12,121)	(41,462)	(5,977)
Income tax benefit	8,518	8,906	2,236

Loss before cumulative effect of change in accounting principle	(3,603)	(32,556)	(3,741)
Cumulative effect of change in accounting principle, net of tax effect of $570	—	—	(819)

Net loss	(3,603)	(32,556)	(4,560)
Preferred shareholder return:
Dividends	(358)	(1,411)	—
Beneficial conversion charges	—	(1,406)	—

Loss attributable to common stockholders	$(3,961)	$(35,373)	$(4,560)

Loss per common share—basic and diluted:
Loss per share before cumulative effect of change in accounting principle	$(0.13)	$(1.51)	$(0.22)
Cumulative effect of change in accounting principle	—	—	(0.05)

Loss per common share	$(0.13)	$(1.51)	$(0.27)

Weighted average shares outstanding, basic and diluted	29,754	23,396	17,042

The accompanying notes are an integral part of these consolidated financial statements.

RESTORATION HARDWARE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(dollars in thousands)

	Redeemable Convertible Preferred Stock
			Common Stock				Accumulated Other Comprehensive Income/(Loss)			Total Comprehensive Income (Loss)
					Stockholder Loan	Unearned Compensation		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE AT JANUARY 29, 2000	—	$—	16,901,338	$94,318	$—	$—	$26	$(11,462)	$82,882
Issuance of common stock, net	—	—	198,804	583	—	—	—	—	583
Foreign currency translation adjustment	—	—	—	—	—	—	(30)	—	(30)	$(30)
Net loss		—	—	—	—	—	—	(4,560)	(4,560)	(4,560)

BALANCE AT FEBRUARY 3, 2001	—	—	17,100,142	94,901	—	—	(4)	(16,022)	78,875	$(4,590)

Issuance of common stock, net	—	—	11,387,741	45,530	—	—	—	—	45,530
Issuance of stockholder loan	—	—	—	—	(2,050)	—	—	—	(2,050)
Issuance of preferred stock, net of issuance costs	15,000	13,440	—	—	—	—	—	—	—
Beneficial conversion feature	—	(1,406)	—	1,406	—	—	—	—	1,406
Accretion of cumulative dividends of preferred stock	—	1,411	—	—	—	—	—	(1,411)	(1,411)
Stock compensation	—	—	—	1,580	—	(1,580)	—	—	—
Amortization of unearned stock compensation	—	—	—	—	—	477	—	—	477
Beneficial conversion charge		1,406	—	—	—	—	—	(1,406)	(1,406)
Conversion of preferred stock to common stock	(680)	(745)	340,000	745	—	—	—	—	745
Foreign currency translation adjustment	—	—	—	—	—	—	(155)	—	(155)	$(155)
Net loss (As restated, see Note 17)	—	—	—	—	—	—	—	(32,556)	(32,556)	(32,556)

BALANCE AT FEBRUARY 2, 2002 (As restated, see Note 17)	14,320	14,106	28,827,883	144,162	(2,050)	(1,103)	(159)	(51,395)	89,455	$(32,711)

Issuance of common stock, net	—	—	490,700	1,770	—	—	—	—	1,770
Repayment of stockholder loan	—	—	—	—	2,050	—	—	—	2,050
Tax benefit on exercise of stock options	—	—	—	873	—	—	—	—	873
Preferred stock issuance costs	—	(201)	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	(850)	(935)	425,809	935	—	—	—	—	935
Exercise of warrants	—	—	306,602	2,957	—	—	—	—	2,957
Accretion of cumulative dividends of preferred stock	—	358	—	—	—	—	—	(358)	(358)
Stock compensation	—	—	—	184	—	(92)	—	—	92
Amortization of unearned stock compensation	—	—	—	—	—	536	—	—	536
Foreign currency translation adjustment	—	—	—	—	—	—	27	—	27	$27
Net loss	—	—	—	—	—	—	—	(3,603)	(3,603)	(3,603)

BALANCE AT FEBRUARY 1, 2003	13,470	$13,328	30,050,994	$150,881	$—	$(659)	$(132)	$(55,356)	$94,734	$(3,576)

The accompanying notes are an integral part of these consolidated financial statements.

RESTORATION HARDWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Fiscal Year Ended
	FEBRUARY 1, 2003	FEBRUARY 2, 2002 (As restated, see Note 17)	FEBRUARY 3, 2001
Cash flows from operating activities:
Net loss	$(3,603)	$(32,556)	$(4,560)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	—	819
Change in fair value of warrants	278	2,677	—
Depreciation and amortization	18,641	20,624	15,915
Impairment of fixed assets	555	10,220	—
Other	88	(142)	—
Deferred income taxes	(4,105)	(6,782)	(3,956)
Changes in assets and liabilities:
Accounts receivable	(74)	4,791	(1,518)
Merchandise inventories	(32,910)	20,640	2,618
Prepaid expenses and other assets	(2,277)	(707)	(583)
Accounts payable and accrued expenses	1,726	(9,390)	(2,054)
Tax payable	—	—	18
Deferred revenue	3,015	(3,543)	6,398
Other current liabilities	208	374	(1,238)
Deferred rent	1,474	2,173	2,718
Deferred lease incentives and other long-term liabilities	(2,537)	(4,044)	4,792

Net cash (used in) provided by operating activities	(19,521)	4,335	19,369

Cash flows from investing activities:
Proceeds from disposal of fixed assets	—	5,325	—
Capital expenditures	(19,390)	(3,798)	(23,506)
Purchase of The Michaels Furniture Co.	—	—	(80)

Net cash (used in) provided by investing activities	(19,390)	1,527	(23,586)

Cash flows from financing activities:
Net proceeds from private placement of preferred stock		13,440	—
Net proceeds from private placements of common stock	—	42,616	—
Borrowings (repayments) under revolving line of credit—net	15,215	(41,581)	1,429
Debt and preferred stock issuance costs	(806)	(1,426)	—
Repayment of shareholder loan	2,050	—	—
Borrowings (repayments)—other debt	—	(53)	218
Issuance of common stock	1,770	849	583

Net cash provided by financing activities	18,229	13,845	2,230

Effects of foreign currency exchange rate translation on cash:	27	(32)	(30)

Net (decrease) increase in cash and cash equivalents	(20,655)	19,675	(2,017)
Cash and cash equivalents:
Beginning of period	22,285	2,610	4,627

End of period	$1,630	$22,285	$2,610

Additional cash flow information:
Cash paid during the year for interest (net of amount capitalized)	$1,513	$3,500	$5,137
Cash (received) paid during the year for taxes	(4,096)	(2,370)	1,317
Non-cash transactions:
Stockholder loan	$—	$2,050	$—
Beneficial conversion feature—preferred stock	—	1,406	—
Beneficial conversion charge—preferred stock	—	(1,406)	—
Dividends attributable to preferred stock	(358)	(1,411)	—
Exercise of warrants	2,957	—	—
Conversion of preferred stock to common stock	935	—	—

The accompanying notes are an integral part of these consolidated financial statements.

RESTORATION HARDWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

        Restoration Hardware, Inc. and its subsidiaries (the "Company"), a Delaware corporation, is a specialty retailer of high-quality home furnishings, decorative accessories and hardware. These products are sold through retail locations, catalogs and the Internet. At February 1, 2003, the Company operated a total of 105 retail stores in 31 states, the District of Columbia and in Canada. The Company operates on a 52—53 week fiscal year ending on the Saturday closest to January 31. The fiscal year ended February 3, 2001 ("Fiscal 2000") included 53 weeks. The fiscal years ended February 1, 2003 ("Fiscal 2002") and February 2, 2002 ("Fiscal 2001") included 52 weeks.

Principles of Consolidation

        The consolidated financial statements include the accounts of Restoration Hardware, Inc. and its subsidiaries. All inter-company balances and transactions are eliminated in consolidation.

Use of Accounting Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's significant accounting estimates include lower of cost or market write-downs on inventory, expected future cash flows in the review for impairment on long-lived assets, the adequacy of self insurance reserves, realization of deferred tax assets, including the potential need for valuation allowances on these tax assets, and sales returns reserves. Actual results for these and other estimates could differ from those estimates.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

        Accounts receivable consist primarily of receivables from the Company's credit card processors for sales transactions, and tenant improvement allowances from the Company's landlords in connection with new leases. The Company has typically not provided an allowance for doubtful accounts for these receivables, as its bad debt experience has been insignificant.

Merchandise Inventories

        The Company's retail inventories are stated at the lower of cost or market with cost determined on a weighted average cost method. Manufacturing inventories are stated at the lower of cost or market with cost determined on a first-in, first-out method. Cost includes certain buying and distribution costs, including merchant payroll and other costs related to the purchase of inventory, as well as payroll and other costs to process inventory at the Company's distribution centers. A write-down, when necessary, has been made to reduce excess or obsolete inventory to its net realizable value.

Deferred Catalog Expenses

        Deferred catalog expenses consist of the cost to produce, print and distribute catalogs, primarily for creative design, paper, printing, postage and mailing costs. Such costs are amortized over the expected sales volume of each catalog. The amortization is based on the ratio of actual sales to date to the total sales estimated for the life of the catalog. Typically, over 90% of the cost of a catalog is amortized in the first four months, and all catalog costs are generally fully amortized within six months. At February 1, 2003 and February 2, 2002, the Company had $1.6 million and $1.0 million, respectively, recorded as other assets.

Property and Equipment

        Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from three to ten years for all property and equipment except for leasehold improvements and lease acquisition costs. The cost of leasehold improvements is amortized over the useful life of the asset or the applicable lease term, whichever is less.

Capitalization of Interest

        The interest-carrying costs of capital assets under development or construction are capitalized based on the Company's weighted average borrowing rate. During the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001, $15,000, $15,000 and $195,000, respectively, of interest was capitalized and included as part of property and equipment.

Goodwill

        Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in the purchase of The Michaels Furniture Company. In fiscal 2001 and 2000, goodwill was amortized on a straight-line basis over 25 years. In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," which became effective for the Company on February 1, 2002. The Company reviews goodwill and other intangibles with indefinite useful lives for impairment annually, or more frequently if events or changes in circumstances warrant. If the carrying values of such assets exceed their estimated fair values, the Company records an impairment loss to write the assets down to their estimated fair values. There were no impairment charges recorded against goodwill in fiscal 2002 or fiscal 2001. The Company had $4.6 million of goodwill at February 1, 2003 and February 2, 2002.

Capitalized Leases

        Noncancellable leases which meet the criteria of capital leases are capitalized as assets and amortized over the lease term, using the effective interest method.

Impairment of Long-Lived Assets

        The Company's policy is to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future cash flows calculated on a store by store basis. In the fiscal years ended February 1, 2003 and February 2, 2002, the Company recorded $0.6 million and $10.2 million, respectively, of impairment charges on the long-lived assets of one and eight, respectively, under-performing stores. The impairment charge was equal to the difference between the carrying value of such long-lived assets and the present value of estimated future cash flows for those stores.

Store Closure Reserves

        Prior to January 1, 2003, the Company recorded the estimated costs associated with closing a store during the period in which the store was identified and approved by management under a plan of termination, which included the method of disposition and the expected date of completion. These costs included direct costs to terminate a lease, lease rental payments net of expected sublease income, and the difference between the carrying values and estimated recoverable values of long-lived tangible and intangible assets. Severance and other employee-related costs were recorded in the period in which the closure and related severance packages were communicated to the affected employees. No such reserves were provided for the reporting periods presented.

        Effective with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities, on January 1, 2003 (see "New Accounting Pronouncements"), the Company recognizes a liability for costs associated with closing a store when the liability is incurred. The present value of expected future lease costs and other closure costs is recorded when the store is closed. Severance and other employee-related costs are recorded in the period in which the closure and related severance packages are communicated to the affected employees. Accretion of the discounted present value of expected future costs is recorded in operations. Store closure reserves are reviewed and adjusted periodically based on changes in estimates. No such reserves were recorded at February 1, 2003.

Accounts Payable

        Accounts payable represents amounts owed to third parties at the end of the period. Accounts payable includes overdraft balances of approximately $9.9 million and $13.7 million at February 1, 2003 and February 2, 2002, respectively.

Self Insurance

        The Company is self insured for workers' compensation. The self-insurance liability is determined based on an independent third party actuarial report. The liability is based on claims filed and an estimate of claims incurred but not yet reported. At February 1, 2003 and February 2, 2002, the Company had recorded accruals for workers compensation of approximately $1.5 million and $2.1 million, respectively.

Deferred Rent

        Certain of the Company's operating leases contain predetermined fixed escalations of the minimum rentals during the original term of the lease. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amount charged to operations and amounts paid as deferred rent.

Deferred Lease Incentives

        As part of its lease agreements, the Company receives certain lease incentives. These allowances have been deferred and are amortized on a straight-line basis over the life of the lease as a reduction of rent expense.

Revenue Recognition

        Retail Store Sales:    Revenue is recognized at the point of sale for all purchases that are taken from the store by the customer at the time of purchase.

        Furniture Sales:    Furniture sales are recorded in either the direct-to-customer or retail segments depending upon where the sales transaction was originated. The majority of furniture sales are delivered to the customer. Revenue for these sales is recognized at the time of customer receipt.

        Non-Furniture—Direct-to-Customer (Catalog and Internet) Sales:    Revenue is recognized upon delivery to the customer.

        Shipping and Handling:    The Company records shipping and handling fees as net revenue in the sales channel segment (retail store or direct-to-customer) that originated the sales transaction. Shipping and handling fees included in revenues were approximately $8.4 million, $7.1 million and $5.7 million in fiscal 2002, 2001 and 2000, respectively. Costs of shipping and handling are included in cost of sales and occupancy and were approximately $12.3 million, $9.1 million and $7.3 million in fiscal 2002, 2001 and 2000, respectively.

        Returns:    The Company provides an allowance for sales returns based upon historical return rates. At each of February 1, 2003 and February 2, 2002, the Company had recorded reserves for sales returns of $1.1 million.

Cost of Sales and Occupancy

        Cost of sales and occupancy includes total cost of products sold, occupancy costs for all store locations, inventory shrink; letter of credit fees; inventory write-downs; inbound freight costs; samples; employment and travel costs for product buying and development personnel; product distribution costs including facilities, equipment, personnel, distribution center to store freight costs; and costs to deliver product to customers.

Selling, General and Administrative Expenses

        Selling, general and administrative expense includes all costs related to sales associates, including payroll and benefits, all corporate personnel cost, including payroll and benefits, supplies, store display and signage, store utility costs, the amortization of catalog production costs, print advertising and other marketing expenses, credit card fees, third party fees including telemarketing expenses, internet hosting charges, telecommunications expense for the stores and corporate offices, toll free phone numbers for catalog and other direct marketing orders, corporate insurance, depreciation on corporate assets such as computers and leasehold improvements, bad debt expense, check guarantee fees and professional fees.

Advertising Expense

        Advertising costs are expensed as incurred. For the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001, advertising costs were approximately $23.5 million, $16.1 million and $14.9 million, respectively.

Start-up Activities

        All start-up and pre-opening costs are expensed as incurred.

Concentrations

        The Company made approximately 16% of its inventory purchases from two vendors in fiscal 2002.

Taxes on Earnings

        SFAS 109, Accounting for Income Taxes, requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events then known to management are considered other than changes in the tax law or rates. At February 1, 2003, the Company has recorded a $3 million tax valuation allowance against its deferred tax assets to reduce such assets to the amount that are more likely than not to be realized.

Estimated Fair Value of Financial Instruments

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

Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common stock and dilutive common stock equivalents (stock options, convertible preferred stock and warrants) outstanding during the period. Diluted EPS reflects the potential dilution that could occur if options or warrants to issue common stock were exercised, or preferred stock was converted into common stock. The following table details potential dilutive effects of certain common stock equivalents that have been excluded from diluted earnings per share, because their inclusion would be anti-dilutive, since the Company experienced a net loss in each of the three fiscal years:

	February 1, 2003	February 2, 2002	February 3, 2001
Convertible preferred stock, options and warrants that were excluded from weighted average diluted shares because their effect would be anti-dilutive in loss periods
Shares of common stock subject to outstanding options	996,110	573,867	395,440
Shares of common stock subject to outstanding warrants	—	405,226	—
Shares of common stock subject to conversion from the Series A preferred stock	6,764,425	7,160,000	—

Total common stock equivalents excluded from the weighted average shares outstanding calculation because their effect would have been anti-dilutive	7,760,535	8,139,093	395,440

Comprehensive Income

        Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss) (primarily foreign currency translation adjustments). The components of comprehensive income (loss) are presented in the consolidated statements of redeemable convertible preferred stock and stockholders' equity.

Foreign Currency Translation

        In the preparation of consolidated financial statements, the assets and liabilities of the Company's Canadian subsidiary are denominated in Canadian dollars and translated to US dollars at the rate of exchange in effect at the balance sheet date; income and expenses are translated at average rates of exchange prevailing during the year. The related translation adjustments are reflected in the other comprehensive income section of the consolidated statements of redeemable convertible preferred stock and stockholders' equity. Almost all of the revenues of the Company are generated in US dollars. However, foreign currency gains and losses resulting from transactions denominated in foreign currencies, including inter-company transactions, are included in operations and have not been significant to date.

Derivative Instruments and Hedging Activities

        SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires the Company to record all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. The Company did not hold or trade any derivative instruments in fiscal 2002, 2001 or 2000.

Stock-based Compensation

        The Company has one stock-based employee compensation plan, as described in Note 9. The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to all stock-based employee compensation:

	FISCAL YEAR ENDED
	FEBRUARY 1, 2003	FEBRUARY 2, 2002	FEBRUARY 3, 2001
Loss attributable to common stockholders
As reported	$(3,961)	$(35,373)	$(4,560)
Add: Stock based compensation expense for options granted below fair market value included in reported net loss (net of tax)	336	294	—
Deduct: Compensation expense for all stock based compensation (net of tax) calculated in accordance with the fair value method	(3,056)	(1,465)	(1,364)

Pro forma loss	$(6,681)	$(36,544)	$(5,924)

Net (loss) per share:
Basic and diluted, as reported	$(0.13)	$(1.51)	$(0.27)
Basic and diluted, pro forma	$(0.22)	$(1.56)	$(0.35)

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, with the following weighted average assumptions:

	FISCAL YEAR ENDED
	FEBRUARY 1, 2003	FEBRUARY 2, 2002	FEBRUARY 3, 2001
Dividend yield	—	—	—
Expected volatility	102%	50%	21%
Risk-free interest rate	3.71%	2.28%	4.90%
Expected life (years)	4.5	3.0	4.5

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets, which became effective for the Company on February 3, 2002. SFAS No. 142 specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. As discussed further in Note 2, the adoption of this standard did not have a material impact on the Company's financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes accounting and reporting standards for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company adopted SFAS No. 144 in the first quarter of fiscal 2002. The initial adoption of SFAS No. 144 did not have a significant impact on the Company's reporting for impairment or disposals of long-lived assets.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company has adopted the provisions of SFAS No. 146 for restructuring activities, if any, initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

        In November 2002, the FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are effective for interim and annual periods ending after December 15, 2002, and the initial recognition and measurement requirements are effective prospectively for guarantees issued or modified after December 31, 2002. The initial adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for the Company's fiscal year ended

February 1, 2003. The interim disclosure provisions are effective for the first quarter of the fiscal year ending January 31, 2004. The Company continues to account for stock-based compensation using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by SFAS No. 123. As a result, the adoption of SFAS No. 148 did not have any impact on the Company's consolidated financial results.

        In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus regarding EITF Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. Issue No. 02-16 addresses the timing of recognition and classification of consideration received from vendors, including rebates and allowances. The adoption of Issue No. 02-16 did not have a material impact on the Company's financial statements.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51." FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established on or prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The Company has not evaluated whether the application of FIN 46 will have a material effect on its financial statements.

Reclassifications

        The Company has reclassified $8.1 million and $9.4 million for fiscal 2001 and fiscal 2000, respectively, of distribution costs into cost of sales and occupancy that were previously included in selling, general and administrative expenses. Certain other reclassifications have been made to the presentation of prior year results in order to conform to the current year presentation.

(2)  GOODWILL

        Upon the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, at the beginning of fiscal 2002, the Company discontinued the amortization of goodwill with a carrying value of $4.6 million. Had the non-amortization provisions of SFAS No. 142 been applied for the fiscal years ended February 2, 2002 and February 3, 2001, the Company's net loss available to common stockholder and loss per common share would have been as follows (in thousands, except per share amounts):

	Fiscal Year Ended
(Dollars in thousands, except per share amounts)
	2002	2001	2000
Loss attributable to common stockholders:
Reported loss attributable to common stockholders	$(3,961)	$(35,373)	$(4,560)
Goodwill amortization, net of tax effect	—	138	138

Adjusted loss attributable to common stockholders	$(3,961)	$(35,235)	$(4,422)
Basic and diluted loss per common share:
Reported loss per share	$(0.13)	$(1.51)	$(0.27)
Goodwill amortization, net of tax effect	—	0.00	0.01

Adjusted loss per common share	$(0.13)	$(1.51)	$(0.26)

(3)  PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (in thousands):

	FEBRUARY 1, 2003	FEBRUARY 2, 2002
Leasehold improvements	$109,902	$101,487
Furniture, fixtures and equipment	44,463	40,725
Equipment under capital leases	1,041	1,035

Total	155,406	143,247
Less accumulated depreciation and amortization	(65,368)	(55,313)

Property and equipment, net	$90,038	$87,934

(4)  LEASES

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

        The aggregate future minimum rental payments under leases in effect at February 1, 2003 are as follows (in thousands):

FISCAL YEAR ENDING	CAPITAL LEASES	OPERATING LEASES	TOTAL
2003	$238	$36,195	$36,433
2004	20	35,231	35,251
2005	18	34,755	34,773
2006	—	34,072	34,072
2007	—	33,284	33,284
Thereafter	—	139,386	139,386

Minimum lease commitments	276	$312,923	$313,199

Less amount representing interest	(18)

Present value of capital lease obligations	258
Less current portion	(224)

Long-term portion	$34

        Minimum and contingent rental expense, which is based upon certain factors such as sales volume, under operating leases, are as follows (in thousands):

	FISCAL YEAR ENDED
	FEBRUARY 1, 2003	FEBRUARY 2, 2002	FEBRUARY 3, 2001
Operating leases:
Minimum rental expense	$37,482	$36,078	$34,965
Contingent rental expense	613	555	838

Total	$38,095	$36,633	$35,803

(5)  REVOLVING LINE OF CREDIT AND DEBT

        At February 1, 2003, the Company had in place a credit facility with an overall commitment of $72.0 million, of which $25.0 million was available for letters of credit. As of February 1, 2003, the Company had $15.2 million outstanding under the line of credit (before unamortized debt issuance costs of $1.3 million), and $14.0 million in outstanding letters of credit. Interest is paid monthly at the bank's reference rate or LIBOR plus a margin. As of February 1, 2003, the bank's reference rate was 5.75% and the LIBOR plus margin rate was 4.09%. The availability of credit at any given time under the credit facility is limited by reference to a borrowing base formula based upon numerous factors, including eligible inventory and eligible accounts receivable. The amount available under the credit facility may be less than the stated maximum of the facility. As of February 1, 2003, in addition to outstanding borrowings and letter of credit obligations totaling $29.2 million, the Company had availability to borrow up to $23.4 million. The credit facility contains various restrictive covenants, including limitations on the Company's annual capital expenditures, ability to incur additional debt, acquisition of other businesses and payment of dividends and other distributions. The agreement expires on June 30, 2004.

        On August 30, 2002, the Company amended its credit facility, primarily to (1) reduce the overall commitment from $80.0 million to $72.0 million; (2) to provide, at the Company's election, for an additional $5.0 million of availability above the maximum available designated by formula for any continuous 60-day period between August 1 and October 31 of any year (not to exceed the $72.0 million overall commitment); (3) to extend the expiration date by twelve months to June 30, 2004; and (4) to provide a more favorable interest rate structure. In November 2002, the credit facility was further amended and restated to reflect a number of minor revisions and updates to the then-existing credit facility documentation.

        In connection with an amendment to the Company's line of credit in September 2000, the Company issued putable warrants for the purchase of 550,000 shares of its common stock, subject to anti-dilution protections at $3.75 per share. In connection with the amendment of the credit facility in March 2001, 200,000 of the 550,000 warrants were repriced to $2.00 per share. The fair value of the warrants is calculated each quarter using the Black-Scholes model. The following assumptions were used in the Company's calculation as of February 2, 2002: expected life of 20 months, stock volatility considered to be 50%, risk free interest rate of 2.28%, and no dividends during the expected term. For fiscal 2001, the mark-to-market revaluation of the warrants resulted in a charge of approximately $2.7 million against earnings. The warrants were to expire on September 27, 2005, and, as of February 2, 2002 warrants for the purchase of approximately 405,000 shares of common stock remained outstanding. During the first quarter of fiscal 2002, all of the remaining warrants were exercised.

(6)  INCOME TAXES

        The Company accounts for income taxes using the asset and liability method under SFAS No. 109, Accounting for Income Taxes. The Company provides a deferred tax expense or benefit for differences between financial accounting and tax reporting. Deferred income taxes represent future net tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

        The income tax benefit consisted of (in thousands):

	FISCAL YEAR ENDED
	FEBRUARY 1, 2003	FEBRUARY 2, 2002	FEBRUARY 3, 2001
Current:
Federal	$(4,170)	$(1,970)	$1,394
State	(243)	(152)	326
Foreign	—	(2)	—

Total current payable	(4,413)	(2,124)	1,720

Deferred:
Federal	(3,639)	(3,462)	(3,169)
State	(432)	(2,605)	(787)
Foreign	(34)	(715)	—

Total deferred	(4,105)	(6,782)	(3,956)

Income tax benefit	$(8,518)	$(8,906)	$(2,236)

        Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	FEBRUARY 1, 2003	FEBRUARY 2, 2002	FEBRUARY 3, 2001
Current deferred tax asset (liability)
Accrued expense	$2,390	$1,656	$827
State tax benefit	(1,582)	(1,433)	(444)
Inventory	1,983	3,485	1,059
Deferred Revenue	2,287	655	446
Prepaid Expenses	(1,799)	(615)	(1,041)
Other	317	—	—

Net current deferred tax asset	3,596	3,748	847

Long-term deferred tax asset (liability):
Derivative warrant liability	1,238	1,121	—
Deferred lease credits	(2,137)	(758)	355
Property and equipment	11,314	8,833	6,560
Net operating loss carryforwards	7,882	8,398	239
AMT Credit	—	441	—

Net long-term deferred tax asset	18,297	18,035	7,154

Total deferred tax assets before valuation allowance	21,893	21,783	8,001
Valuation Allowance	(3,000)	(7,000)	—

Net deferred tax asset	$18,893	$14,783	$8,001

        A reconciliation of the federal statutory tax rate to the Company's effective state rate is as follows:

	FISCAL YEAR ENDED
	FEBRUARY 1, 2003	FEBRUARY 2, 2002	FEBRUARY 3, 2001
Provision at statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	(3.7)%	(4.4)%	(5.1)%
Other	0.0%	0.0%	1.7%
Valuation allowance provided (reversals)	(32.7)%	16.9%	0.0%

Total	(70.4)%	(21.5)%	(37.4)%

        As of February 1, 2003, the Company had federal, state and foreign net operating loss carryovers of approximately $15.1 million, $21.9 million and $1.0 million, respectively. These net operating loss carryovers will expire between 2008 and 2022. Using its best estimates, the Company has established a valuation allowance of $3.0 million at February 1, 2003, on certain of its federal and state deferred tax assets as it is not likely that they will be realized.

        The fiscal 2002 income tax benefit rate reflects a $4 million reduction in the valuation allowance established on the Company's deferred tax assets. The reduction in the valuation allowance was due to the additional realization of net operating loss carryback amounts, resulting from the economic stimulus bill enacted on March 9, 2002. The fiscal 2001 income tax benefit was net of a $7 million valuation allowance provision to reduce deferred tax assets to an amount that management believed was more likely than not to be realized.

        Internal Revenue Code Section 382 and similar state rules place a limitation on the amount of taxable income which can be offset by net operating loss carryforwards after a change in control (generally greater than 50% change in ownership). Due to these provisions, utilization of the net operating loss and tax credit carryforwards may be limited.

(7)  REDEEMABLE CONVERTIBLE PREFERRED STOCK

        In March 2001, the Company completed a sale of the preferred stock with aggregate proceeds to the Company of approximately $15 million. The initial sale in March 2001 included the sale of 6,820 shares of Series A preferred stock and 8,180 shares of Series B preferred stock, for $1,000 per share. The shares of Series B were converted on a one-for-one basis into shares of Series A preferred stock upon the approval of such conversion by the Company's stockholders in July 2001. Each share of preferred stock has a par value of $.0001 per share.

Convertibility

        The Series A is immediately convertible at the option of the holder into shares of the Company's common stock. The initial conversion formula is equal to the original issue price ($1,000) divided by $2.00 per share. Therefore, each share of Series A is initially convertible into 500 shares of common stock. The conversion price of the Series A is subject to certain adjustments for future dilutive events. The Company may require conversion of the Series A, in whole or in part, by sending written notice of the request for conversion to holders of Series A at any time after March 22, 2004, if the average closing price per share of the common stock exceeds three times the then-current conversion price of the Series A for the 20 trading days ending 3 business days preceding the date that the written request is sent. Upon the Company's notice of conversion, holders of Series A shall be deemed to have demanded registration of their shares of common stock received upon conversion of the Series A. If such holders subsequently choose not to include their shares in a registration statement, they may request redemption of their shares of Series A, in which case the Company must redeem the shares of

Series A in accordance with the terms of the Certificate of Designation of Series A and Series B Preferred Stock (the "Certificate of Designation"). Any such redemption would be at a redemption price of $1,000 plus all accrued and unpaid dividends. If the holders do not include their common stock in the registration statement, but also do not request redemption, their shares of Series A will automatically convert into common stock. The conversion price into common stock of $2.00 represents a discount to the fair market value of the common stock of $2.1875 at March 21, 2001, the date on which the preferred stock equity financing was entered into (herein referred to as a "beneficial conversion feature"). The beneficial conversion feature on the Series A of $639,375 was recorded as a return to the preferred stockholders in March 2001 since the Series A were immediately convertible into common stock. The beneficial conversion feature on the Series B of $766,875 was initially being recorded as a return to the preferred stockholders over three years, the minimum period at which these stockholders could realize a return through the conversion to common stock. In the second quarter of fiscal 2001, upon the conversion of Series B into Series A, the unamortized balance of the beneficial conversion feature of approximately $707,000 was recorded as a return to the preferred stockholders as the shares became immediately convertible into common stock.

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

Dividends

        If the Company's Board of Directors declares a dividend, each share of Series A is entitled to dividends at the rate of $100 per share per annum. Such dividends are cumulative and deemed to have accrued from the original date of issuance of the Series A for purposes of determining the liquidation preferences of the holders of the Series A and in connection with the exercise of the Company's redemption rights and the redemption rights of the holders of Series A electing to redeem the Company's conversion rights described above and in the Certificate of Designation. Such dividends shall not be deemed to be cumulative and shall not be deemed to have so accrued upon any conversion of the Series A into common stock. The Company shall not pay or declare any dividend on any common stock or any of its other securities that are junior to the Series A during any fiscal year unless and until full dividends on the Series A are declared and paid for such fiscal year.

        In August 2002, the holders of the Company's Series A preferred stock agreed to waive their dividend participation right in the event the Company were to declare a dividend on its common stock. In the same agreement, the Company agreed that it will not declare any dividends payable to its common stock holders until the Company first obtains the approval of the holders of at least seventy percent of the then outstanding shares of Series A preferred stock. The Company has never declared or paid any dividends on its common stock and has no obligation to do so. Beginning with the second quarter of fiscal 2002, the Company no longer records dividend charges related to its outstanding Series A preferred stock. Such charge totaled $0.4 million for fiscal 2002.

Voting

        Holders of the Series A generally have the right to one vote for each share of common stock into which such Series A is convertible. Subject to the terms of the preferred stock purchase agreement entered into by and among the Company and the holders of Series A named therein and the Certificate of Designation, the holders of the Series A are entitled to elect two designees to the Board of Directors. At least one of the designees shall also be entitled to serve on all committees of the

Board of Directors. In addition, the holders of Series A vote separately as a class in certain circumstances, including, without limitation, amendments to the Company's Second Amended and Restated Certificate of Incorporation, as amended, creation or issuance by the Company of any new class of securities having a preference senior to or on parity with the Series A, declaration or payment by the Company of any dividends or other distributions on the common stock, or the Company entering into certain transactions involving a merger, consolidation, or sale of all or substantially all of its assets.

Liquidation Preference

        If the Company were dissolved or liquidated, voluntarily or involuntarily, the holders of the Series A would be entitled to receive, prior and in preference to any distribution of the Company's assets to the holders of any of its other equity securities, an amount equal to the greater of: (a) $1,000 per share (as adjusted for any stock splits, stock dividends and recapitalizations) plus accrued and unpaid dividends; or (b) the amount which such holder of the Series A would have received assuming all shares of Series A had been converted into common stock at the then applicable conversion rate immediately prior to any such dissolution or liquidation. If the Company has insufficient assets and funds to distribute to the holders of Series A their full liquidation preference, then all of its assets and funds legally available for distribution shall be distributed pro rata among the holders of the Series A in proportion to the preferential amount each such holder is entitled to receive.

        In addition, certain events, including, without limitation, a sale of all or substantially all of the Company's assets, or a change of control of the Company, may be designated by holders of Series A as a liquidation or dissolution, in which case, the above-described mechanisms for distribution of the Company's assets are applicable.

Registration

        As part of this private placement of preferred stock, the Company filed with the Securities and Exchange Commission on October 1, 2001 a registration statement on Form S-3 for the resale of the common stock issued or issuable upon conversion of the Series A preferred stock to certain stockholders. The registration statement became effective on October 31, 2002.

(8)  COMMON STOCK

        In June 1998, following the Company's reincorporation in Delaware, the Company adopted a Second Amended and Restated Certificate of Incorporation. In October 2001, the Company amended its Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company. The Second Amended and Restated Certificate of Incorporation, as amended, authorizes the Company to issue up to 60,000,000 shares of common stock, par value $.0001 per share, and 5,000,000 shares of preferred stock, par value $.0001 per share.

        At February 1, 2003, the Company has reserved the following shares of common stock for issuance in connection with:

	Issuable upon conversion or exercise of outstanding securities	Available for future sales and grants	Total shares of common stock reserved
Series A preferred stock	6,764,425	—	6,764,425
Stock warrants	—	—	—
Stock options	4,157,456	2,687,644	6,845,100
Employee stock purchase plans	—	—	—

Total	10,921,881	2,687,644	13,609,525

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

        Additionally, the Company granted Mr. Friedman an option to purchase 1,200,000 shares of common stock at $1.75 per share which he subsequently exercised. The terms of the option allow the Company to repurchase shares not fully vested at the time Mr. Friedman ceases, for any reason, to be an employee of the Company. The 1,200,000 shares vest and are no longer subject to the Company's repurchase option at the rate of 33 1/3% upon completion of each year of service by Mr. Friedman to the Company. The difference between the fair market value of $2.1875 per share on the closing date of the equity financing and the purchase price of $1.75 results in a $525,000 charge that will be expensed as compensation over the option's thirty-six month vesting period. Furthermore, the Company granted Mr. Friedman an option to purchase 200,000 shares of common stock at $6.00 per share. The 200,000 options vest at the rate of 33 1/3% upon completion of each year of service by Mr. Friedman to the Company.

        The aggregate purchase price for Mr. Friedman's purchase of the common stock was approximately $3,100,000, of which approximately $1,050,000 was paid in cash by Mr. Friedman and $2,050,000 was paid by Mr. Friedman in the form of a note, dated March 22, 2001, evidencing a loan from the Company to Mr. Friedman. Pursuant to the terms of the note, the interest rate on the outstanding principal amount of the loan in the original principal amount of $2,050,000 was 8.5% per annum, payable on the first, second and third anniversaries of the date of the note. The principal was due on March 22, 2004, but the due date could be accelerated due to a number of factors, including, Mr. Friedman's failure to make payments due under the note, expiration of the six-month period following the date Mr. Friedman ceased to be in the Company's employment as a result of termination for cause, or 90 days after the closing of an acquisition of the Company. The loan was a full recourse loan and was secured by shares of the common stock and preferred stock purchased by Mr. Friedman. Mr. Friedman repaid the loan in full with interest in August 2002.

        May financing—On May 17, 2001, the Company completed a private placement sale with various institutional investors of 4,515,762 shares of common stock at $5.43 per share, resulting in aggregate net proceeds of approximately $24.5 million. As part of this private placement financing, the Company filed with the Securities and Exchange Commission on June 1, 2001, a registration statement on Form S-3 for the resale of the common stock acquired by these investors. The registration statement became effective on July 6, 2001.

        November financing—On November 6, 2001, the Company completed a private placement sale with various institutional investors of 4,487,178 shares of the Company's common stock at $3.90 per share, resulting in aggregate net proceeds of approximately $17.5 million. As part of this private placement financing, the Company filed with the Securities and Exchange Commission on December 6, 2001, a registration statement on Form S-3 for the resale of the common stock acquired by these investors. The registration statement became effective on October 31, 2002.

(9)  STOCK OPTION PLANS

STOCK-BASED COMPENSATION PLANS

        In April 1998, the Company's Board of Directors approved the 1998 Stock Incentive Plan ("1998 Plan"), which serves as the successor to the Company's 1995 Stock Option Plan ("the Predecessor Plan"). The 1998 Plan is divided into five separate components: (i) the Discretionary Option Grant Program, (ii) the Stock Issuance Program, (iii) the Salary Investment Option Grant Program, (iv) the Automatic Option Grant Program and (v) the Director Fee Option Grant Program. The Discretionary Option Grant Program and Stock Issuance Program are administered by the Compensation Committee for Section 16 insiders and by a Secondary Committee of the Board of Directors for non-Section 16 insiders.

        Under the 1998 Plan, the Company originally authorized the Board of Directors to grant options of shares of common stock to key employees, directors, and consultants to purchase an aggregate of 3,287,662 shares of common stock. Such share reserve consists of (i) the number of shares available for issuance under the Predecessor Plan on June 19, 1998, including the shares subject to outstanding options, and (ii) an additional increase of 980,000 shares. In addition, the number of shares of common stock reserved for issuance under the 1998 Plan will automatically be increased on the first trading day of each calendar year, beginning in calendar year 2000, by an amount equal to the lessor of (i) three percent of the total number of shares of common stock outstanding on the last trading day of the preceding calendar year or (ii) 966,202 shares. On January 2, 2003, January 2, 2002 and January 2, 2001, the Company added 901,520 shares, 853,670 shares and 512,668 shares, respectively, to the 1998 Plan in accordance with the automatic increase provisions. Additionally, in July 2001, the Company's stockholders approved an increase of 1,000,000 shares of common stock under the 1998 Plan, as well as various other amendments to the 1998 Plan. In no event, however, may any one participant in the 1998 Plan receive option grants, separately exercisable stock appreciation rights or direct stock issuances for more than 1,000,000 shares of common stock in the aggregate per calendar year.

        For all options granted under the Discretionary Option Grant Program, the vesting, exercise prices and other terms of the options are fixed by the Compensation Committee or Secondary Committee, as applicable. Under the Discretionary Option Grant Program and the Automatic Option Grant Program, both incentive stock options and non-statutory stock options are granted at exercise prices not less than 100% of the fair market value on the date of grant. Under the Salary Investment Option Grant Program and the Director Fee Option Grant Program, the non-statutory stock options are granted at exercise prices not less than 33 1/3% of the fair market value on the date of grant. These options generally expire ten years from the date of grant and vest ratably either over a one-year period, three-year period or four-year period. If any options are exercised before becoming vested, the holder cannot sell or vote the shares until such shares have vested. If the holder leaves the Company before the options are fully vested, the Company has the right to repurchase unvested options at the employee's original exercise price.

        In May 2001, the Company's Board of Directors adopted a stock option program (the "Program") outside of the Company's 1998 Plan pursuant to which options exercisable for up to 1,000,000 shares of common stock may be granted. Under the Program, the Board of Directors authorized a special purpose committee of the Board of Directors to administer the Program. The special purpose committee may make non-statutory stock option grants to individuals as inducements to enter employment with the Company or, to the extent otherwise allowed under Nasdaq rules, as inducements to continue their employment with the Company, provided that in either case the terms of such grants are substantially similar to the terms of the stock option grants made pursuant to the 1998 Plan. However, the special purpose committee may not grant an option to acquire more than 50,000 shares to any one individual. Additionally, under the Program, options may be granted with an exercise price below the market price on The Nasdaq National Market on the date of grant, provided the special purpose committee first obtains approval of such grants from either the Board of Directors or the Compensation Committee. In no event may any option have an exercise price less than $2.00 per share. Vesting, exercise prices and other terms of the options are fixed by the special committee. Generally, options vest in one-third increments over a three-year period and have a term of not more than ten years from the grant date. The Board of Directors or the Compensation Committee may, in either's sole discretion and at any time, restrict or withdraw from the special purpose committee, as to any particular matters or categories of matters, the authority to make any or particular option grants under the Program.

        A summary of all employee option activity is set forth below (see Note 1 for fair value assumptions used):

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding and exercisable, January 29, 2000	2,409,798	11.00
Granted with exercise price at fair value (weighted average fair value of $2.25)	1,235,316	4.17
Exercised	(78,252)	1.54
Canceled	(623,902)	12.18

Outstanding and exercisable, February 3, 2001	2,942,960	8.06
Granted with exercise price at fair value (weighted average fair value of $1.99)	1,723,597	4.40
Granted with exercise price above fair value (weighted average fair value of $0.06)	205,000	6.00
Granted with exercise price below fair value (weighted average fair value of $1.57)	1,460,000	1.79
Exercised	(1,612,076)	1.68
Canceled	(882,703)	8.39

Outstanding and exercisable, February 2, 2002	3,836,778	6.52
Granted with exercise price at fair value (weighted average fair value of $5.86)	1,147,820	7.03
Granted with exercise price below fair value (weighted average fair value of $3.03)	48,607	1.14
Exercised	(347,330)	3.95
Canceled	(528,419)	8.85

Outstanding and exercisable, February 1, 2003	4,157,456	6.44

Vested at February 1, 2003	1,891,512	$7.59

Available for future grant at February 1, 2003	2,687,644

        Additional information regarding options outstanding as of February 1, 2003 is as follows:

RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	WEIGHTED AVERAGE EXERCISE PRICE	NUMBER VESTED	WEIGHTED AVERAGE EXERCISE PRICE
$0.32 - $2.50	551,422	7.60	$1.67	281,018	$1.51
$2.51 - $4.00	432,806	8.44	$3.43	202,867	$3.33
$4.01 - $4.50	634,617	8.48	$4.32	197,024	$4.14
$4.51 - $5.50	763,599	8.63	$5.18	207,053	$5.23
$5.51 - $6.50	403,601	8.20	$5.98	309,174	$5.93
$6.51 - $8.00	563,436	9.17	$7.60	43,321	$6.77
$8.01 - $10.50	368,786	6.34	$10.25	334,844	$10.29
$10.51 - $22.00	439,189	6.56	$16.39	316,211	$18.30

$0.32 - $22.00	4,157,456	8.06	$6.44	1,891,512	$7.59

Employee Stock Purchase Plan

        In April 1998, the Company's Board of Directors adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan is designed to allow eligible employees, based on specified length of service requirements, of the Company and participating subsidiaries to purchase shares of common stock, at semi-annual intervals, through their periodic payroll deductions under the Purchase Plan. A reserve of 475,000 shares of common stock has been established for this purpose. Individuals who are eligible employees may enter the Purchase Plan twice yearly and payroll deductions may not exceed 15% of total cash earnings. The purchase price per share will equal 85% of the lower of (i) the fair market value of the common stock on the participant's entry date into the offering period or (ii) the fair market value on the semi-annual purchase date. During fiscal 2002, 2001 and 2000, employees purchased approximately 140,967, 16,191 shares and 89,856 shares, respectively, of the Company's common stock under the Purchase Plan at weighted average per share prices of $2.20, $1.33, and $4.89, respectively. Through February 1, 2003, approximately 443,606 shares had been issued under the Purchase Plan. The Board of Directors suspended the Purchase Plan on August 30, 2002. Therefore, no shares are presently available for future issuance under the Purchase Plan.

        The Board of Directors may at any time alter, suspend or discontinue the Purchase Plan. However, certain amendments to the Purchase Plan may require stockholder approval.

(10) EMPLOYEE BENEFIT PLANS

        The Company has a 401(k) plan for its employees who meet certain service and age requirements. Participants may contribute up to 15% of their salaries to a maximum of $11,000 and qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. The Company matches 50% of the employees' contribution up to a maximum of 3% of their base salary. The Company contributed $369,000, $265,000 and $222,000 in the years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively.

(11) OTHER RELATED PARTY TRANSACTIONS

        The Company leases a store from the Chairman of the Board of Directors and his spouse and a partnership of which the Chairman is a partner. For fiscal years 2002, 2001 and 2000, respectively, rents of $41,717, $65,657 and $65,657, respectively, were paid in the aggregate to the Chairman and the partnership, respectively. The lease term expires on May 31, 2004 and there are no renewal options.

        In connection with the Series A and B preferred stock financing completed in March 2001, Gary Friedman, our Chief Executive Officer, purchased 455 shares of the Series A preferred stock and 545 shares of the Series B preferred stock for an aggregate purchase price of $1 million. In addition, as part of Mr. Friedman's compensation package, the Company sold Mr. Friedman 571,429 shares of common stock at $1.75 per share and Mr. Friedman exercised his option to purchase 1.2 million shares of common stock at $1.75 per share for an aggregate sales price of approximately $3.1 million. In connection with this sale of preferred and common stock to Mr. Friedman, the Company also made a loan to Mr. Friedman in the amount of $2.1 million. All of the loan proceeds were used by Mr. Friedman to purchase a portion of this stock. The loan was a full recourse loan secured by shares of the common stock and preferred stock purchased by Mr. Friedman. This loan was evidenced by a note, dated March 22, 2001. Pursuant to the terms of the note, the interest rate on the outstanding principal amount of the loan was 8.5% per annum, payable on the first, second and third anniversaries of the date of the note. The principal was due on March 22, 2004 but the due date could be accelerated due to a number of factors, including, failure to make payments due under the note, expiration of the six-month period following the date Mr. Friedman ceases to be an employee of the Company as a result of termination by the Company for cause, or 90 days after the closing of an acquisition of the Company. Mr. Friedman repaid the loan in full with interest in August 2002.

(12) COMMITMENTS AND CONTINGENCIES

        The Company is a party to various legal claims, actions and complaints. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

(13) SEGMENT REPORTING

        The Company classifies its business interests into three identifiable segments: retail, direct-to-customer and furniture manufacturing. The retail segment includes revenue and expenses associated with the 105 retail locations. The direct to customer segment includes revenue and expenses associated with catalog and Internet sales. The furniture manufacturing segment includes all revenue and expenses associated with the Company's wholly-owned furniture manufacturer, The Michaels Furniture Company. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1). The Company evaluates performance and allocates resources based on income from operations which excludes unallocated corporate general and administrative costs. Certain segment information, including segment assets, asset expenditures and related depreciation expense, is not presented as all assets of the Company are commingled and are not available by segment.

        Financial information for the Company's business segments is as follows:

	FISCAL YEAR ENDED
	FEBRUARY 1, 2003	FEBRUARY 2, 2002	FEBRUARY 3, 2001
Net sales
Retail	$355,597	$332,783	$342,687
Direct-to-customer	44,705	33,647	22,554
Furniture manufacturing	18,166	16,001	19,980
Intersegment furniture sales	(18,131)	(15,958)	(18,985)

Consolidated net sales	$400,337	$366,473	$366,236

Income from operations
Retail	33,825	7,873	42,735
Direct-to-customer	3,062	1,746	278
Furniture manufacturing	(296)	(966)	(1,799)
Unallocated	(45,577)	(40,577)	(40,449)
Intersegment income from operations	(39)	(2,394)	(938)

Consolidated income (loss) from operations	$(9,025)	$(34,318)	$(173)

(14) ACQUISITION OF THE MICHAELS FURNITURE COMPANY

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

        Consideration given for the Michaels' stock consisted of an initial cash payment of $5.0 million at March 20, 1998, the date of the closing of the acquisition. Additionally, the Company was required to pay Mr. Vermillion contingent cash consideration based on a percentage of Michaels' earnings before interest, taxes, depreciation and amortization ("EBITDA"). For the fiscal years ended February 3, 2001, January 29, 2000 and January 30,1999, EBITDA based payments of $80,000, $592,000 and $647,000, respectively, were paid as additional purchase price to Mr. Vermillion. The period for additional consideration ended at February 3, 2001, and, as a result, no further consideration has been paid to Mr. Vermillion.

        The Company leases the manufacturing operations buildings from Mr. Vermillion. Rental payments totaling $346,560 were made to Mr. Vermillion in each of the fiscal years 2002, 2001 and 2000.

(15) SUBSEQUENT EVENT

        In February 2003, the Company recorded additional paid in capital in the amount of $1.1 million, net of attorney's fees and expenses, which represents cash received in connection with settlement of a claim under Section 16(b) of the Securities Exchange Act of 1934, as amended.

(16) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The Company's unaudited results for the first two quarterly periods of fiscal 2002 and the fourth quarter of fiscal 2001 have been restated. See the related discussion in Note 17.

	2002
Fiscal year ended February 1, 2003 (Dollars in thousands, except per share amounts)	FIRST QUARTER As previously reported	FIRST QUARTER As restated	SECOND QUARTER As previously reported	SECOND QUARTER As restated	THIRD QUARTER	FOURTH QUARTER
Net sales	$69,377	$69,377	$85,019	$85,019	$90,774	$155,167
Cost of sales and occupancy	58,489	58,489	62,106	62,716	63,669	98,198

Gross profit	10,888	10,888	22,913	22,303	27,105	56,969
Selling, general and administrative	27,070	27,458	27,781	27,504	30,024	41,304

Income (loss) from operations	(16,182)	(16,570)	(4,868)	(5,201)	(2,919)	15,665
Interest expense	(576)	(576)	(811)	(811)	(840)	(802)
Interest income	83	83	40	40	6	82
Change in fair value of warrants	(278)	(278)	—	—	—	—

Income (loss) before income taxes	(16,953)	(17,341)	(5,639)	(5,972)	(3,753)	14,945
Income tax benefit (expense)	10,103	10,248	2,030	2,154	1,351	(5,235)

Net income (loss)	(6,850)	(7,093)	(3,609)	(3,818)	(2,402)	9,710

Income (loss) attributable to common stockholders	(7,208)	(7,451)	(3,609)	(3,818)	(2,402)	9,710

Income (loss) per share:
Basic(1)	$(0.25)	$(0.25)	$(0.12)	$(0.13)	$(0.08)	$0.26
Diluted(2)	$(0.25)	$(0.25)	$(0.12)	$(0.13)	$(0.08)	$0.32
	2001
Fiscal year ended February 2, 2002 (Dollars in thousands, except per share amounts)	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER(3) As previously reported	FOURTH QUARTER As restated
Net sales	$70,659	$75,912	$75,504	$144,398	$144,398
Cost of sales and occupancy	56,791	61,413	61,632	115,225	114,115

Gross profit	13,868	14,499	13,872	29,173	30,283
Selling, general and administrative	22,499	23,105	26,181	34,715	35,055

Income (loss) from operations	(8,631)	(8,606)	(12,309)	(5,542)	(4,772)
Interest expense	(1,505)	(1,178)	(1,056)	(1,041)	(1,041)
Interest income	26	47	49	191	191
Change in fair value of warrants	(1,480)	704	516	(2,417)	(2,417)

Loss before income taxes	(11,590)	(9,033)	(12,800)	(8,809)	(8,039)
Income tax benefit (expense)	4,165	3,254	4,600	(2,812)	(3,113)

Net loss	(7,425)	(5,779)	(8,200)	(11,621)	(11,152)

Income (loss) attributable to common stockholders	(8,370)	(6,901)	(8,575)	(11,996)	(11,527)

Income (loss) per share:
Basic(1)	$(0.46)	$(0.30)	$(0.36)	$(0.42)	$(0.41)
Diluted(2)	$(0.46)	$(0.30)	$(0.36)	$(0.42)	$(0.41)

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

(2)
Diluted net earnings per share for the fiscal year and for quarters with net earnings are computed based on weighted average common shares outstanding which include common stock equivalents (stock options). Net loss per share for quarters with net losses is computed based solely on weighted average common shares outstanding. Therefore, the net earnings (loss) per share for each quarter do not sum up to the earnings per share for the full fiscal year.

(3)
Such amounts reflect the reclassification of $3.3 million in distribution costs that have been reclassified from selling, general and administrative expenses to cost of sales and occupancy in order to conform to the fiscal 2002 presentation.

(17) RESTATEMENT

        Subsequent to the issuance of the Company's consolidated financial statements as of and for the year ended February 2, 2002, the Company's management determined that certain errors existed in previously issued consolidated financial statements. The Company determined that its accounts payable balances at February 2, 2002 were overstated resulting from the inclusion of fiscal 2002 payables in fiscal 2001. The Company also determined that its inventory at February 2, 2002 was understated as a result of owned inventories in transit being excluded from its reported inventory balance. Additionally, for the year ended February 2, 2002, the Company determined that it had understated certain payroll and insurance costs and overstated certain maintenance costs. As a result, the accompanying fiscal 2001 financial statements have been restated from amounts previously reported in Amendment No. 2 to Form 10-K/A filed on December 23, 2002. A summary of the effects of the restatement is as follows:

In thousands	February 2, 2002
	As previously reported(1)	As restated
Merchandise inventories	60,987	61,590
Prepaid expense and other	14,405	14,435
Other assets	13,293	12,972
Accounts payable and accrued expenses	34,065	33,922
Deferred rent	12,703	12,689
Accumulated deficit	(51,864)	(51,395)
Total stockholders' equity	88,986	89,455

In thousands, except per share amounts	Fiscal Year Ended February 2, 2002
	As previously reported(2)	As restated
Net sales	366,473	366,473
Cost of sales and occupancy	295,061	293,951

Gross profit	71,412	72,522
Selling, general and administrative	106,500	106,840

Loss from operations	(35,088)	(34,318)
Interest expense	(4,780)	(4,780)
Interest income	313	313
Change in fair value of warrants	(2,677)	(2,677)

Loss before income taxes	(42,232)	(41,462)
Income tax benefit	9,207	8,906

Net loss	(33,025)	(32,556)
Preferred stockholder return:
Dividends	(1,411)	(1,411)
Beneficial conversion charges	(1,406)	(1,406)

Loss attributable to common stockholders	(35,842)	(35,373)

Net loss per share:
Basic	$(1.53)	$(1.51)
Diluted	$(1.53)	$(1.51)

(1)
Certain other reclassifications have been made to the presentation of prior year amounts in order to conform to the current year presentation.

(2)
Such amounts reflect the reclassification of $8.1 million in distribution costs that have been reclassified from selling, general and administrative expenses to cost of sales and occupancy in order to conform to the fiscal 2002 presentation.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

        Certain information required by Part III is omitted from this annual report on Form 10-K in that we will have filed our definitive proxy statement pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K and certain information included in such proxy statement is incorporated herein by reference.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information relating to our executive officers and directors will be set forth in the sections with the captions "Executive Officers and Directors" and "Compliance with Section 16(a) of the Securities Exchange Act" in our definitive proxy statement in connection with the annual meeting of stockholders to be held in July 2003. This information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Information relating to executive compensation will be set forth in the section with the caption "Executive Compensation and Other Information" in our definitive proxy statement. This information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information relating to the securities authorized for issuance under equity compensation plans will be set forth in the section with the caption "Equity Compensation Plan Information" in our definitive proxy statement and information relating to the security ownership of our common stock by our management and other beneficial owners will be set forth in the section with the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement. This information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information relating to certain relationships and related transactions between our company and directors, executive officers and stockholders owning greater than five percent of any class of voting securities will be set forth in the sections with the captions "Employment Contracts, Termination of Employment and Change in Control Arrangements" and "Certain Relationships and Related Transactions" in our definitive proxy statement. This information is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

        Within 90 days prior to the date of this annual report on Form 10-K, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

        Recently, our Audit Committee was advised by our independent auditors, Deloitte & Touche LLP ("Deloitte & Touche"), that during the course of their audit of our financial statements for the year ended February 1, 2003, they had identified internal control deficiencies that they considered to be material weaknesses under standards established by the American Institute of Certified Public

Accountants. These material weaknesses include deficiencies in our accounting and financial reporting infrastructure and the lack of sufficient expertise within the accounting and finance departments.

        We are assigning the highest priority to the short-term and long-term correction of these internal control deficiencies. Our Audit Committee commenced an independent investigation by outside legal counsel of the circumstances surrounding certain accounting errors which had been previously disclosed, as well as the concerns raised by Deloitte & Touche. This investigation has now been completed.

        Under the direction of our Audit Committee and with the participation of our senior management, we have taken steps designed to strengthen our disclosure controls and procedures and internal controls. These include the following items: in the last year, we hired an independent third party to perform a risk assessment and serve as our internal audit department. We hired additional staff in our finance department, including a new Controller in November 2002 and additional accounting department personnel in 2003. Additionally, we engaged consultants with experience at senior levels of accounting and financial management to assist and advise us in the implementation of policies and procedures to address the issues identified by our Audit Committee's investigation and to support the existing accounting and finance teams. We have made personnel changes in the senior financial accounting staff to eradicate persistent accounting issues that we have identified and are correcting. We established a disclosure controls committee to assist the CEO and CFO in overseeing the accuracy and timeliness of our public disclosures and evaluate regularly our disclosure controls and procedures. Further, we added an audit committee financial expert to our Audit Committee.

        We are in the process of taking additional corrective actions. These include revising the manner in which certain reconciliations are performed to enhance the identification of matters requiring additional investigation. We also plan to adopt new accounting policies, procedures and internal controls for the periodic consolidated financial closing process including closer management review. In 2003, we intend to hire additional personnel in our accounting and finance departments and further enhance responsibility, supervision and training of existing personnel. Moreover, we will continue to review the performance of certain internal financial staff and, if deemed necessary, will take prompt corrective action as well as other appropriate action regarding our employees so as to strengthen our compliance with Sarbanes-Oxley compliance procedures.

        While we are in the process of implementing a more efficient and reliable system of disclosure controls and procedures and internal controls, as noted above, we have, on an immediate basis, instituted additional interim controls and procedures, including the hiring of outside consultants to support the existing accounting and finance teams and the implementation of additional interim procedures. We believe that the additional procedures and controls currently being implemented, in addition to the interim steps we have taken, will address the material weaknesses and deficiencies identified by our independent auditors. Moreover, after the extensive investigative work of our staff and outside consultants, we believe that the information required to be disclosed in this Annual Report on Form 10-K has been recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. We will continue to identify and implement actions to improve the effectiveness of our disclosure controls and procedures and internal controls on an ongoing basis and will take further action as appropriate. These controls and procedures will require continued monitoring and updating as our business continues to evolve.

        As a result of the steps taken to improve our disclosure controls and procedures and internal controls, including additional interim procedures, we believe that our disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations and prevent material misstatements in our future consolidated financial results.

        Other than as described above, there have been no other significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date we carried out our evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  The following are filed as a part of this annual report on Form 10-K.

  1.
  The following financial statements, together with notes thereto and the report thereon of Deloitte & Touche LLP are set forth in Item 8 of Part II of this annual report on Form 10-K:

  (i)
  Consolidated Balance Sheets

  (ii)
  Consolidated Statements of Operations

  (iii)
  Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity

  (iv)
  Consolidated Statements of Cash Flows

  2.
  Financial Statement Schedule:

            Schedule II—Valuation and Qualifying Accounts

    3.
    Exhibits:

            The exhibits filed as part of this annual report on Form 10-K are listed in the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

  (b)
  Reports on Form 8-K:

  (i)
  On January 9, 2003, we filed a current report on Form 8-K, which included reports under items 5 and 7 and attached a press release issued on January 9, 2003 announcing our net sales results and comparable store sales results for the nine week holiday period ended January 4, 2003.

  (ii)
  On January 2, 2003, we filed a current report on Form 8-K, which included reports under items 5 and 7 and attached a press release issued on December 31, 2002 announcing our holiday comparable store sales results and our revised earnings guidance for our fourth fiscal quarter.

  (iii)
  On December 24, 2002, we filed a current report on Form 8-K, which included reports under items 5 and 7 and attached a press release issued on December 23, 2002 announcing the finalization of our restatement of financial results for fiscal 2001 and the first two quarters of fiscal 2002 and the filing of our Form 10-Q for the third quarter of fiscal 2002.

  (iv)
  On December 19, 2002, we filed a current report on Form 8-K, which included reports under items 5 and 7 and attached a press release issued on December 18, 2002 announcing that we would not be filing on schedule our Form 10-Q for the quarterly period ended November 2, 2002.

  (v)
  On November 21, 2002, we filed a current report on Form 8-K, which included reports under items 5 and 7 and attached a press release issued on November 20, 2002 announcing our financial results for the third quarter of fiscal 2002.

  (vi)
  On November 7, 2002, we filed a current report on Form 8-K, which included reports under items 5 and 7 and attached a press release issued on November 7, 2002 announcing our sales results for the third quarter of fiscal 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RESTORATION HARDWARE, INC.
Date: May 2, 2003	By:	/s/ GARY G. FRIEDMAN Gary G. Friedman President and Chief Executive Officer
Date: May 2, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ STEPHEN J. GORDON Stephen J. Gordon	Chairman	May 2, 2003
/s/ GARY G. FRIEDMAN Gary G. Friedman	President, Chief Executive Officer and Director (Principal Executive Officer)	May 2, 2003
/s/ KEVIN W. SHAHAN Kevin W. Shahan	Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	May 2, 2003
/s/ VIVIAN C. MACDONALD Vivian C. Macdonald	Vice President, Corporate Controller (Principal Accounting Officer)	May 2, 2003
/s/ THOMAS M. BAZZONE Thomas M. Bazzone	Executive Vice President, Chief Operating Officer, Assistant Secretary and Director	May 2, 2003
/s/ DAMON H. BALL Damon H. Ball	Director	May 2, 2003
/s/ ROBERT E. CAMP Robert E. Camp	Director	May 2, 2003
/s/ RAYMOND C. HEMMIG Raymond C. Hemmig	Director	May 2, 2003
/s/ GLENN J. KREVLIN Glenn J. Krevlin	Director	May 2, 2003
/s/ MARK J. SCHWARTZ Mark J. Schwartz	Director	May 2, 2003
/s/ JOHN W. TATE John W. Tate	Director	May 2, 2003

RESTORATION HARDWARE, INC.

CERTIFICATION

I, Gary G. Friedman, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Restoration Hardware, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003

By:	/s/ GARY G. FRIEDMAN Gary G. Friedman Chief Executive Officer

RESTORATION HARDWARE, INC.

CERTIFICATION

I, Kevin W. Shahan, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Restoration Hardware, Inc.;

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

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design of operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003

By:	/s/ KEVIN W. SHAHAN Kevin W. Shahan Chief Financial Officer

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
AS OF AND FOR THE FISCAL YEARS ENDED FEBRUARY 1, 2003,
FEBRUARY 2, 2002 AND FEBRUARY 3, 2001
(Dollars in Thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balances at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions(2)	Balances at End of Period
AMOUNTS DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
Year ended February 3, 2001 Inventory reserves(1)	$120	$4,149	$—	$(3,062)	$1,207
Year ended February 2, 2002 Inventory reserves(1)	1,207	9,425	—	(4,131)	6,501
Year ended February 1, 2003 Inventory reserves(1)	6,501	(209)	—	(6,123)	169

(1)
Amounts include valuation reserves for shortages.

(2)
Deductions in reserves are included in cost of sales and occupancy when the related inventory is sold or used to directly reduce the carrying value of inventory.

EXHIBIT INDEX

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation, as amended(1)
3.2	Bylaws, as amended to date(2)
3.3	Reference is made to Exhibit 4.6
4.1	Reference is made to Exhibit 3.1
4.2	Reference is made to Exhibit 3.2
4.3	Specimen Common Stock Certificate(4)
4.4	Specimen Series A Preferred Stock Certificate(5)
4.5	Specimen Series B Preferred Stock Certificate(5)
4.6	Certificate of Designation of Series A and Series B Preferred Stock(5)
4.7	Consent and Waiver Regarding Additional Financing(6)
4.8	Amended and Restated Letter Agreement, dated as of March 21, 2001, by and among certain holders of Series A preferred stock(7)
4.9	Amendment to Letter Agreement, effective as of November 1, 2001, by and among certain holders of Series A preferred stock(8)
+10.1	Form of 1995 Stock Option Plan(3)
+10.2	Form of 1998 Stock Incentive Plan(4)
+10.3	Form of 1998 Employee Stock Purchase Plan(3)
10.4	Form of Indemnity Agreement for Officers and Directors(3)
10.5
Restated Investors Rights Agreement, dated May 16, 1997, among Restoration Hardware, Inc., the Founders and Common Stock Warrantholders, Series D Warrantholders and Common Stock Holders and Investors(3)
10.6	Stock Purchase Agreement, dated March 20, 1998, between Restoration Hardware, Inc. and Michael Vermillion(3)
10.7	Supply Agreement, dated March 20, 1998, between Restoration Hardware, Inc., Michaels Concepts in Wood, Inc. and Michael Vermillion(3)
10.8	Lease Agreement, dated May 4, 1994, between Restoration Hardware, Inc. and Stephen and Christine Gordon(3)
10.9	Commercial Lease and Deposit Receipt, dated October 18, 1994, and Addenda, dated October 20, 1994 and November 21, 1994, between the Restoration Hardware, Inc. and H. Koch and Sons(3)
10.10	Office Lease, dated February 21, 1997, between Restoration Hardware, Inc. and Paradise Point Partners(3)
10.11	Standard Industrial/Commercial Multi-Tenant Lease, dated May 12, 1997, between Restoration Hardware, Inc. and Mortimer B. Zuckerman(3)
10.12	Fourth Amended and Restated Loan and Security Agreement, dated April, 1998(3)

10.13	Second Amendment to the Fourth Amended and Restated Loan and Security Agreement, dated October, 1998(2)
10.14	Fifth Amended and Restated Loan and Security Agreement, dated February 2, 2000(9)
10.15	First Amendment to the Fifth Amended and Restated Loan and Security Agreement, dated March 31, 2000(9)
10.16	Sixth Amended and Restated Loan and Security Agreement, dated September 27, 2000(10)
10.17	Warrant Agreement, dated as of September 27, 2000, by and among Restoration Hardware, Inc., Goldman Sachs & Co., and Enhanced Retail Funding, LLC(11)
10.18	Amended and Restated Investors Rights Agreement, dated as of March 21, 2001, between Restoration Hardware, Inc. and the Series A and B Preferred Stock Investors(5)
10.19	Amended and Restated Series A and B Preferred Stock Purchase Agreement, dated as of March 21, 2001, between Restoration Hardware, Inc. and the Series A and B Preferred Stock Investors(5)
10.20	Third Amendment to the Sixth Amended and Restated Loan and Security Agreement, dated as of March 21, 2001(5)
10.30	Offer of Employment Letter for Mr. Gary G. Friedman dated as of March 15, 2001(5)
10.31	Compensation and Severance Agreement between Restoration Hardware, Inc. and Gary G. Friedman, effective as of March 21, 2001(5)
10.32	Stock Pledge Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 22, 2001(5)
10.33	Stock Purchase Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 18, 2001(5)
10.34	Early Exercise Stock Purchase Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 18, 2001(5)
10.35	Note Secured by Stock between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 22, 2001(5)
10.36	Notice of Grant of Stock Option for Gary G. Friedman(5)
10.37	Stock Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 18, 2001(5)
10.38	Separation Agreement and Release between Restoration Hardware, Inc. and Thomas Christopher, dated as of March 20, 2001(12)
10.39	Amended and Restated Promissory Note by and among Restoration Hardware, Inc., Thomas Christopher and Barbara Christopher, dated as of May 1, 2001(12)
10.40	Severance Agreement between Restoration Hardware, Inc. and Stephen J. Gordon, effective as of March 21, 2001(12)
10.41	Stock Purchase Agreement, dated as of May 17, 2001, by and among Restoration Hardware, Inc. and certain investors named therein(13)
10.42	Offer Letter, dated June 26, 2001, from Restoration Hardware, Inc. to Tom Bazzone(14)

10.43	Fourth Amendment to the Fourth Amended and Restated Loan and Security Agreement, dated October 15, 1999(15)
+10.44	Amended and Restated 1998 Stock Incentive Plan(16)
+10.45	Form of Non-Plan Notice of Grant of Stock Option and Stock Option Agreement(17)
10.46	Stock Purchase Agreement, dated as of November 6, 2001, by and among Restoration Hardware, Inc. and certain investors named therein(18)
10.47	Employment Offer Letter between Restoration Hardware, Inc. and Kevin Shahan, dated November 4, 2001(19)
10.48	Option Agreement between Restoration Hardware, Inc. and Kevin Shahan, dated December 3, 2001(19)
10.49	Option Agreement between Restoration Hardware, Inc. and Tom Bazzone, dated July 16, 2001(19)
10.50	Fourth Amendment to the Sixth Amended and Restated Loan and Security Agreement, dated September 27, 2001(19)
10.51	Letter Agreement between Restoration Hardware, Inc. and certain investors named therein, dated as of August 2, 2002(20)
10.52	Option Agreement between Restoration Hardware, Inc. and Tom Bazzone, dated July 10, 2002(21)
10.53	Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated March 18, 2001(22)
10.54	Amendment No. 5 to the Sixth Amended and Restated Loan and Security Agreement, dated May 1, 2002(23)
10.55	Amendment No. 6 to the Sixth Amended and Restated Loan and Security Agreement, dated August 29, 2002(24)
+10.56	1998 Stock Incentive Plan Amended and Restated on October 9, 2002(25)
10.57	Employment Agreement for Elizabeth Salamone(26)
10.58
Seventh Amended and Restated Loan and Security Agreement, dated as of November 26, 2002, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Capital Corporation, and The CIT Group/Business Credit, Inc.(27)
10.59	Separation Agreement and Release between Restoration Hardware, Inc. and Elizabeth ("Lisa") Salamone, effective as of March 6, 2003
21	List of Subsidiaries
23.1	Consent of Independent Auditors

(1)
Incorporated by reference to the exhibit with the exhibit number 3.1 filed with the Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on October 24, 2001.

(2)
Incorporated by reference to the exhibit with the same number filed with the Form 10-Q for the quarterly period ended October 31, 1998 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 15, 1998.

(3)
Incorporated by reference to the exhibit with the same number filed with the Registration Statement on Form S-1 (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 24, 1998.

(4)
Incorporated by reference to the exhibit with the same number filed with the Registration Statement on Form S-1/A (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 2, 1998.

(5)
Incorporated by reference to the exhibit with the same number filed with the Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001.

(6)
Incorporated by reference to the exhibit with the exhibit number 10.2 filed with the Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on May 23, 2001.

(7)
Incorporated by reference to the exhibit with the exhibit number 4.9 filed with the Registration Statement on Form S-3 by Restoration Hardware, Inc. with the Securities and Exchange Commission on January 4, 2002.

(8)
Incorporated by reference to the exhibit with the exhibit number 4.10 filed with the Registration Statement on Form S-3 by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 3, 2002.

(9)
Incorporated by reference to the exhibit with the same number filed with the Form 10-K for the year ended January 29, 2000 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 27, 2000.

(10)
Incorporated by reference to the exhibit with the exhibit number 10.12 filed with the Form 10-Q for the quarterly period ended October 28, 2000 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 12, 2000.

(11)
Incorporated by reference to the exhibit with the exhibit number 10.14 filed with the Form 10-Q for the quarterly period ended October 28, 2000 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 12, 2000.

(12)
Incorporated by reference to the exhibit with the same number filed with the Form 10-K for the year ended February 3, 2001 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on May 4, 2001.

(13)
Incorporated by reference to the exhibit with the exhibit number 10.1 filed with the Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on May 23, 2001.

(14)
Incorporated by reference to the exhibit with the exhibit number 10.2 filed with the Form 10-Q for the quarterly period ended August 4, 2001, filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 18, 2001.

(15)
Incorporated by reference to the exhibit with the exhibit number 10.18 filed with the Form 10-Q for the quarterly period ended October 30, 1999 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 14, 1999.

(16)
Incorporated by reference to the exhibit with the exhibit number 99.1 filed with the Registration Statement on S-8 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on October 26, 2001.

(17)
Incorporated by reference to the exhibit with the exhibit number 10.42 filed with the Form 10-Q for the quarterly period ended November 3, 2001 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 18, 2001.

(18)
Incorporated by reference to the exhibit with the exhibit number 10.1 filed with the Form 8-K/A filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on January 18, 2002.

(19)
Incorporated by reference to the exhibit with the same number filed with the Form 10-K for the year ended February 2, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on May 3, 2002.

(20)
Incorporated by reference to the exhibit with the exhibit number 10.1 filed with Form 10-Q for the quarterly period ended August 3, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 17, 2002.

(21)
Incorporated by reference to the exhibit with the exhibit number 10.2 filed with Form 10-Q for the quarterly period ended August 3, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 17, 2002.

(22)
Incorporated by reference to the exhibit with the exhibit number 10.3 filed with Form 10-Q for the quarterly period ended August 3, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 17, 2002.

(23)
Incorporated by reference to the exhibit with the exhibit number 10.4 filed with Form 10-Q for the quarterly period ended August 3, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 17, 2002.

(24)
Incorporated by reference to the exhibit with the exhibit number 10.5 filed with Form 10-Q for the quarterly period ended August 3, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 17, 2002.

(25)
Incorporated by reference to the exhibit with the exhibit number 10.1 filed with Form 10-Q for the quarterly period ended November 2, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 23, 2002.

(26)
Incorporated by reference to the exhibit with the exhibit number 10.2 filed with Form 10-Q for the quarterly period ended November 2, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 23, 2002.

(27)
Incorporated by reference to the exhibit with the exhibit number 99.1 filed with Form 10-Q for the quarterly period ended November 2, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 23, 2002.

+
Management contract, compensatory plan or arrangement.

QuickLinks

TABLE OF CONTENTS
Documents Incorporated by Reference
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEPENDENT AUDITORS' REPORT
RESTORATION HARDWARE, INC. CONSOLIDATED BALANCE SHEETS (dollars in thousands)
RESTORATION HARDWARE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
RESTORATION HARDWARE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
RESTORATION HARDWARE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AS OF AND FOR THE FISCAL YEARS ENDED FEBRUARY 1, 2003, FEBRUARY 2, 2002 AND FEBRUARY 3, 2001 (Dollars in Thousands)
EXHIBIT INDEX