Form 10-K/A
period 2003-02-01
RESTORATION HARDWARE INC
filed 2003-06-11
CIK 863821

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

        This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended February 1, 2003 is being filed for the sole purpose of correcting a transpositional error regarding income per share, basic and diluted, for the fourth quarter of fiscal 2002 included in Note 16 to our consolidated financial statements for the year ended February 1, 2003 filed with the Securities and Exchange Commission on May 2, 2003. All other information in the original filing remains unchanged.

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

	2002
Fiscal year ended February 1, 2003 (Dollars in thousands, except per share amounts)	FIRST QUARTER As previously reported	FIRST QUARTER As restated	SECOND QUARTER As previously reported	SECOND QUARTER As restated	THIRD QUARTER	FOURTH QUARTER
Net sales	$69,377	$69,377	$85,019	$85,019	$90,774	$155,167
Cost of sales and occupancy	58,489	58,489	62,106	62,716	63,669	98,198

Gross profit	10,888	10,888	22,913	22,303	27,105	56,969
Selling, general and administrative	27,070	27,458	27,781	27,504	30,024	41,304

Income (loss) from operations	(16,182)	(16,570)	(4,868)	(5,201)	(2,919)	15,665
Interest expense	(576)	(576)	(811)	(811)	(840)	(802)
Interest income	83	83	40	40	6	82
Change in fair value of warrants	(278)	(278)	—	—	—	—

Income (loss) before income taxes	(16,953)	(17,341)	(5,639)	(5,972)	(3,753)	14,945
Income tax benefit (expense)	10,103	10,248	2,030	2,154	1,351	(5,235)

Net income (loss)	(6,850)	(7,093)	(3,609)	(3,818)	(2,402)	9,710

Income (loss) attributable to common stockholders	(7,208)	(7,451)	(3,609)	(3,818)	(2,402)	9,710

Income (loss) per share:
Basic(1)	$(0.25)	$(0.25)	$(0.12)	$(0.13)	$(0.08)	$0.32
Diluted(2)	$(0.25)	$(0.25)	$(0.12)	$(0.13)	$(0.08)	$0.26
	2001
Fiscal year ended February 2, 2002 (Dollars in thousands, except per share amounts)	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER(3) As previously reported	FOURTH QUARTER As restated
Net sales	$70,659	$75,912	$75,504	$144,398	$144,398
Cost of sales and occupancy	56,791	61,413	61,632	115,225	114,115

Gross profit	13,868	14,499	13,872	29,173	30,283
Selling, general and administrative	22,499	23,105	26,181	34,715	35,055

Income (loss) from operations	(8,631)	(8,606)	(12,309)	(5,542)	(4,772)
Interest expense	(1,505)	(1,178)	(1,056)	(1,041)	(1,041)
Interest income	26	47	49	191	191
Change in fair value of warrants	(1,480)	704	516	(2,417)	(2,417)

Loss before income taxes	(11,590)	(9,033)	(12,800)	(8,809)	(8,039)
Income tax benefit (expense)	4,165	3,254	4,600	(2,812)	(3,113)

Net loss	(7,425)	(5,779)	(8,200)	(11,621)	(11,152)

Income (loss) attributable to common stockholders	(8,370)	(6,901)	(8,575)	(11,996)	(11,527)

Income (loss) per share:
Basic(1)	$(0.46)	$(0.30)	$(0.36)	$(0.42)	$(0.41)
Diluted(2)	$(0.46)	$(0.30)	$(0.36)	$(0.42)	$(0.41)

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  The following are filed as a part of this annual report on Form 10-K/A.

  1.
  The following financial statements, together with notes thereto and the report thereon of Deloitte & Touche LLP are set forth in Item 8 of Part II of this annual report on Form 10-K/A:

  (i)
  Consolidated Balance Sheets

  (ii)
  Consolidated Statements of Operations

  (iii)
  Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity

  (iv)
  Consolidated Statements of Cash Flows

  2.
  Financial Statement Schedule:

            Schedule II—Valuation and Qualifying Accounts*

    3.
    Exhibits:

            The exhibits filed as part of this annual report on Form 10-K/A are listed in the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

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

  *
  Previously filed.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RESTORATION HARDWARE, INC.
By:	/s/ GARY G. FRIEDMAN Gary G. Friedman President and Chief Executive Officer
Date: June 11, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

Stephen J. Gordon	Chairman	June , 2003
/s/ GARY G. FRIEDMAN Gary G. Friedman	President, Chief Executive Officer and Director (Principal Executive Officer)	June 11, 2003
/s/ KEVIN W. SHAHAN Kevin W. Shahan	Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	June 11, 2003
Vivian C. Macdonald	Vice President, Corporate Controller (Principal Accounting Officer)	June , 2003
Thomas M. Bazzone	Executive Vice President, Chief Operating Officer, Assistant Secretary and Director	June , 2003
Damon H. Ball	Director	June , 2003
Robert E. Camp	Director	June , 2003
Raymond C. Hemmig	Director	June , 2003
Glenn J. Krevlin	Director	June , 2003
Mark J. Schwartz	Director	June , 2003
John W. Tate	Director	June , 2003

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

Date: June 11, 2003

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

Date: June 11, 2003

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
*10.59	Separation Agreement and Release between Restoration Hardware, Inc. and Elizabeth ("Lisa") Salamone, effective as of March 6, 2003
*21	List of Subsidiaries
23.1	Consent of Independent Auditors

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

*
Previously filed.

QuickLinks

EXPLANATORY NOTE
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
EXHIBIT INDEX