Form 10-Q
period 2003-05-03
RESTORATION HARDWARE INC
filed 2003-06-16
CIK 863821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to                   .

Commission File Number: 000-24261

RESTORATION HARDWARE, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	68-0140361
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒     No ☐

As of May 21, 2003, 30,058,602 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

FORM 10-Q

FOR THE QUARTER ENDED MAY 3, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	May 3, 2003	February 1, 2003	May 4, 2002
			(As Restated)

ASSETS
Current assets:
Cash and cash equivalents	$1,814	$1,630	$2,225
Accounts receivable	3,989	3,352	5,007
Merchandise inventories	99,702	94,500	77,982
Prepaid expense and other current assets	11,123	12,445	16,393
Total current assets	116,628	111,927	101,607
Property and equipment, net	86,023	90,038	96,760
Goodwill	4,560	4,560	4,560
Other long-term assets	22,953	19,703	20,096
Total assets	$230,164	$226,228	$223,023

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$33,061	$35,649	$46,494
Deferred revenue	5,073	5,870	3,623
Revolving line of credit, net of debt issuance costs	—	—	8,475
Other current liabilities	8,659	9,322	8,966
Total current liabilities	46,793	50,841	67,558
Long-term line of credit, net of debt issuance costs	27,250	13,909	—
Deferred lease incentives	37,290	39,109	41,903
Deferred rent	14,324	14,163	13,100
Other long-term obligations	109	144	142
Total liabilities	125,766	118,166	122,703

Series A redeemable convertible preferred stock, $.0001 par value, 28,037 shares designated, 13,470 shares issued and outstanding, at May 3, 2003, February 1, 2003 and May 4, 2002, aggregate liquidation preference and redemption value of $15,426 at May 3, 2003	13,328	13,328	13,529

Common stock, $.0001 par value; 60,000,000 shares authorized: 30,054,900, 30,050,994 and 29,756,454 issued and outstanding, at May 3, 2003, February 1, 2003 and May 4, 2002, respectively	151,938	150,881	148,686
Stockholder loan	—	—	(2,050)
Unearned compensation	(534)	(659)	(1,000)
Accumulated other comprehensive income (loss)	211	(132)	146
Accumulated deficit	(60,545)	(55,356)	(58,991)
Total stockholders’ equity	91,070	94,734	86,791

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$230,164	$226,228	$223,023

See Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	May 3, 2003	May 4, 2002
		(As Restated)

Net sales	$81,766	$69,377
Cost of sales and occupancy	61,825	58,489
Gross profit	19,941	10,888
Selling, general and administrative expenses	28,029	27,458
Loss from operations	(8,088)	(16,570)

Interest expense	(569)	(576)
Interest income	7	83
Change in fair value of warrants	—	(278)
Loss before income taxes	(8,650)	(17,341)
Income tax benefit	3,460	10,248
Net loss	(5,190)	(7,093)

Preferred shareholder return:
Dividends	—	(358)

Net loss available to common stockholders	$(5,190)	$(7,451)

Net loss per common share:
Basic and diluted loss per share	$(0.17)	$(0.25)
Weighted average shares basic and diluted	30,052	29,246

See Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Three Months Ended
	May 3, 2003	May 4, 2002
		(As Restated)
Cash flows from operating activities:
Net loss	(5,190)	(7,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,955	4,870
Change in fair value of warrants	—	278
Deferred income taxes	(3,429)	(6,157)
Changes in assets and liabilities:
Accounts receivable	(637)	(1,733)
Merchandise inventories	(5,202)	(14,785)
Prepaid expenses and other assets	1,573	(6,836)
Accounts payable and accrued expenses	(2,587)	12,730
Deferred revenue	(797)	768
Other current liabilities	(663)	(215)
Deferred rent	161	413
Deferred lease incentives	(1,818)	299
Net cash used in operating activities	(13,634)	(17,461)

Cash flows from investing activities:
Capital expenditures	(352)	(13,181)
Net cash used in investing activities	(352)	(13,181)

Cash flows from financing activities:
Borrowings under revolving line of credit, net	13,110	10,164
Other long-term obligations	(36)	(415)
Proceeds received from Section 16(b) shareholder lawsuit settlement	1,050	—
Issuance of common stock	7	560
Net cash provided by financing activities	14,131	10,309

Effects of foreign currency exchange rate translation on cash	39	273
Net increase (decrease) in cash and cash equivalents	184	(20,060)

Cash and cash equivalents:
Beginning of period	1,630	22,285
End of period	$1,814	$2,225

Additional cash flow information:
Cash paid during the period for interest (net of amount capitalized)	$393	$113
Cash (received) paid during the period for taxes	(30)	62
Non-cash transactions:
Exercise of warrants	—	2,956
Dividends attributable to preferred stock	—	358

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Restoration Hardware, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”) is a specialty retailer of high-quality home furnishings, functional and decorative hardware and related merchandise. These products are sold through retail locations, catalogs and the Internet. As of May 3, 2003, the Company operated 105 retail stores in 31 states, the District of Columbia and Canada.

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared from the Company’s records without audit and, in management’s opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at May 3, 2003 and May 4, 2002; results of operations for the three months ended May 3, 2003 and May 4, 2002; and changes in cash flows for the three months ended May 3, 2003 and May 4, 2002. The balance sheet at February 1, 2003, as presented, has been derived from the Company’s audited financial statements for the fiscal year then ended.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements included in the Company’s Form 10-K, as amended, for the fiscal year ended February 1, 2003 (“fiscal 2002”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the interim condensed consolidated financial statements. You should read the interim condensed consolidated financial statements in conjunction with the audited consolidated financial statements, including the notes, for fiscal 2002.

The results of operations for the three months presented in this Form 10-Q are not necessarily indicative of the results to be expected for the full year.

Stock-based Compensation

The Company has one stock-based employee compensation plan and accounts for stock-based employee compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.  The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to all stock-based employee compensation.  The Company’s calculations were made using the Black-Scholes option pricing model and assume that the estimated fair value of the options is amortized to expense over the options’ vesting period.

	May 3, 2003	May 4, 2002

Net loss available to common stockholders As reported	$(5,190)	$(7,451)
Add: Stock based compensation expense included in reported net loss (net of tax)	75	122
Deduct: Compensation expense for all stock based compensation (net of tax) calculated in accordance with the fair value method	(450)	(734)
Pro forma	$(5,565)	$(8,063)
Net loss per common share:
Basic and diluted, as reported	$(0.17)	$(0.25)
Basic and diluted, pro forma	$(0.19)	$(0.28)

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss) (primarily foreign currency translations adjustments).  The components of comprehensive income (loss) for the three months ended May 3, 2003 and May 4, 2002, are as follows (in thousands):

	First Quarter
	2003	2002
Components of comprehensive income (loss):
Net loss	$(5,190)	$(7,451)
Foreign currency translation adjustment	343	305
Total comprehensive loss	$(4,847)	$(7,146)

2. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. The Company has adopted the provisions of SFAS No. 146 for restructuring activities, if any, initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are effective for interim and annual periods ending after December 15, 2002, and the initial recognition and measurement requirements are effective prospectively for guarantees issued or modified after December 31, 2002. The initial adoption of FIN No. 45 did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51.  FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entities’ activities or is entitled to receive a majority of the entities’ residual returns or both.  FIN No. 46 also requires disclosures about variable interest entities that are not required to consolidate but in which a company has a significant variable interest.  The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements will apply to entities established on or prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003.  The disclosure requirements will apply in all financial statements issued after January 31, 2003.  The Company is in the process of evaluating whether the application of FIN 46 will have a material effect on its financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies the accounting for certain derivative instruments under SFAS No. 133, Accounting for Derivative and Hedging Activities.  The amendments in SFAS No. 149 require that contracts with comparable characteristics be treated similarly.  Additionally, SFAS No. 149 clarifies under what circumstances a contract with an initial investment meets the characteristics of a derivative according to SFAS No. 133 and when a financing component warrants special reporting in the statement of cash flows.  In addition, SFAS No. 149 requires that the definition of an underlying conform to language used in FIN No. 45 and amends certain other existing pronouncements.    The requirements of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships after June 30, 2003.  The Company does not believe the adoption of SFAS No. 149 will have a material effect in its financial condition or results of operation.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for the classification and measurement of certain freestanding financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires companies to classify as liabilities financial instruments with certain specified characteristics.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003.  The Company has not yet determined the potential impact of this statement on its financial condition or results of operations.

3. GOODWILL

As of May 3, 2003 and May 4, 2002, the Company was carrying goodwill of $4.6 million associated with its purchase in 1998 of The Michaels Furniture Company, Inc.  With the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets, at the beginning of fiscal 2002, this goodwill was no longer subject to amortization, but instead is subject to periodic impairment testing.  Therefore, the Company’s results of operations for the three month periods ended May 3, 2003 and May 4, 2002 do not reflect any amortization expense associated with this goodwill.

4.  REVOLVING LINE OF CREDIT AND DEBT

The Company has a credit facility with an overall commitment of $72.0 million, of which $25.0 million is available for letters of credit. As of May 3, 2003, $28.3 million was outstanding under the line of credit (before unamortized debt issuance costs of $1.1 million), and there was $10.9 million in outstanding letters of credit.  Borrowings made under the credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin.  As of May 3, 2003, the bank’s reference rate was 5.75% and the LIBOR plus margin rate was 4.07%.  The availability of credit at any given time under the credit facility is limited by reference to a borrowing base formula based upon numerous factors, including eligible inventory and eligible accounts receivable. The amount available under the credit facility will generally be less than the stated maximum limit of the facility. As of May 3, 2003, in addition to outstanding borrowings and letter of credit obligations totaling $39.2 million, the Company has availability to borrow up to $12.7 million. The credit facility contains various restrictive covenants, including limitations on the Company’s annual capital expenditures, ability to incur additional debt, acquisition of other businesses and payment of dividends and other distributions.

5.  INCOME TAXES

SFAS No. 109, Accounting for Income Taxes, requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally takes into account all expected future events, except for changes in tax laws or rates, which are not permitted to be considered. Additionally, SFAS No. 109 allows deferred tax assets to be recognized only to the extent such deferred tax assets are more likely than not to be realized. During the first quarter of fiscal 2002, the Job Creation and Worker Assistance Act of 2002 was enacted into law. Among other things, this law provided for an extended carryback period from two years to five years for losses generated in fiscal 2002 and the fiscal year ended February 2, 2002 (“fiscal 2001”). As a result of this extended carryback period, the Company was able to carryback and has received cash for $4.0 million in net operating losses. As a result of the change in the law, the Company re-evaluated its deferred tax assets as of the Company’s fiscal quarter ended on May 4, 2002 and, consequently, reduced its valuation allowance at May 4, 2002 from $7.0 million to $3.0 million, reflective of a change of $4.0 million.

6.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents (stock options, convertible preferred stock and warrants) outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if options or warrants to issue common stock were exercised, or convertible preferred stock was converted into common stock. The following table reflects the potential dilutive effects of securities that were excluded from the diluted earnings per share calculation because their inclusion in net loss periods would be anti-dilutive to earnings per share, since the Company experienced a net loss in each of the fiscal quarters reported:

	First Quarter
	2003	2002

Common stock issuable upon conversion of the Series A preferred stock	6,762,386	6,747,822
Common stock subject to outstanding stock options	169,905	1,826,775

The above stock options represent only those stock options whose exercise prices are less than the average market price of the stock for the quarter.  Had the Company been in a net income position, there would have been 3,620,445 and 454,545 stock options for the three months ended May 3, 2003 and May 4, 2002, that would have been excluded from the diluted earnings per share calculation because the option exercise price for those options exceeded the average stock price for those periods.

7.  SEGMENT REPORTING

The Company classifies its business interests into three identifiable segments: retail; direct-to-customer; and furniture manufacturing. The retail segment includes revenue and expenses associated with the Company’s 105 retail locations. The direct-to-customer segment includes all revenue and expenses associated with catalog and Internet sales. The furniture manufacturing segment includes all revenue and expenses associated with the Company’s wholly-owned furniture manufacturer, The Michaels Furniture Company, Inc. The Company evaluates performance and allocates resources based on income from operations, which excludes unallocated corporate general and administrative costs. Certain segment information, including segment assets, asset expenditures and related depreciation expense, is not presented as all of the Company’s assets are commingled and are not available by segment.

Financial information for the Company’s business segments is as follows (dollars in thousands):

	First Quarter
	2003	2002
Net Sales:
Retail	$70,471	$62,797
Direct-to-Customer	11,291	6,563
Furniture manufacturing	4,883	4,006
Intersegment furniture sales	(4,879)	(3,989)
Total net sales	$81,766	$69,377

	First Quarter
	2003	2002
Income (loss) from operations:
Retail	$2,733	$(4,868)
Direct-to-Customer	1,653	287
Furniture manufacturing	(102)	(112)
Unallocated	(12,364)	(11,139)
Intersegment loss from operations	(8)	(738)
Total loss from operations	$(8,088)	$(16,570)

8. RESTATEMENT

As discussed in the Company’s annual report on Form 10-K, as amended, for the fiscal year ended February 1, 2003, subsequent to the issuance of the Company’s unaudited results for the first two quarterly periods of fiscal 2002 and the fourth quarter of fiscal 2001, the Company’s management determined that certain errors existed in previously issued consolidated financial statements. The Company determined that its accounts payable balances at February 2, 2002 were overstated resulting from the inclusion of fiscal 2002 payables in fiscal 2001.  The Company also determined that its inventory at February 2, 2002 was understated as a result of owned inventories in transit being excluded from its reported inventory balance.  Additionally, for fiscal 2001, the Company determined that it had understated certain payroll and insurance costs and overstated certain maintenance costs.  As a result, the condensed consolidated financial statements as of and for the quarter ended May 4, 2002, were restated from the amounts previously reported.  A summary of the significant effects of the restatement is as follows:

In thousands	As of May 4, 2002
	As previously reported	As restated
Merchandise inventories	78,786	77,982
Prepaid expense and other current assets	16,991	16,393
Other long-term assets	18,408	20,096
Accounts payable and accrued expenses	46,275	46,494
Deferred rent	13,114	13,100
Accumulated deficit	(59,072)	(58,991)
Total stockholders’ equity	86,710	86,791

(Dollars in thousands, except per share amounts)	First Quarter Ended May 4, 2002
	As previously reported	As restated

Net sales	$69,377	$69,377
Cost of sales and occupancy	58,489	58,489
Gross profit	10,888	10,888
Selling, general and administrative	27,070	27,458
Loss from operations	(16,182)	(16,570)
Interest expense	(576)	(576)
Interest income	83	83
Change in fair value of warrants	(278)	(278)
Loss before income taxes	(16,953)	(17,341)
Income tax benefit	10,103	10,248
Net loss	(6,850)	(7,093)
Net loss per share:
Basic	$(0.25)	$(0.25)
Diluted	$(0.25)	$(0.25)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Our company, Restoration Hardware, Inc. (Nasdaq: RSTO), together with our subsidiaries, is a specialty retailer of home furnishings, functional and decorative hardware and related merchandise that reflects our classic and authentic American point of view.  We market our merchandise through retail locations, mail order catalogs and on the worldwide web at www.restorationhardware.com.  Our merchandise strategy and our stores’ architectural style create a unique and attractive selling environment designed to appeal to an affluent, well educated 35 to 60 year old customer.  We operate on a 52 – 53 week fiscal year ending on the Saturday closest to January 31st.  Our current fiscal year ends on January 31, 2004 (“fiscal 2003”) and our last completed fiscal year ended on February 1, 2003 (“fiscal 2002”).

We opened our first store in 1980 as a purveyor of fittings and fixtures for older homes. Since then, we have evolved into a unique home furnishings retailer offering consumers an array of distinctive, high quality and often hard-to-find merchandise. We display our broad assortment of merchandise in an architecturally inviting setting.  Our product includes classic, high-quality furniture, lighting, home furnishings, premium-positioned home textiles and functional and decorative hardware.  Our plan is to fill the void in the marketplace above the current home lifestyle retailers, and below the interior design trade.

As of May 3, 2003, we operated 105 stores in 31 states, the District of Columbia and Canada.  In addition to our retail stores, we operate a direct-to-customer sales channel which includes both catalog and Internet, and a wholly-owned furniture manufacturer.  Currently, we are planning to execute our right to terminate the leases in three under-performing stores during fiscal 2003 and are evaluating another 3 to 5 under-performing stores for potential closure through 2005.

For the first quarter ended May 3, 2003, net sales were $81.8 million, an 18% increase over net sales of $69.4 million for the first quarter ended May 4, 2002.  Comparable stores sales for the first quarter of fiscal 2003 increased 11.9% over the same period a year ago.  Direct-to-customer sales, which include catalog and Internet sales, in the first quarter of 2003 increased 72% over the prior year to $11.3 million.

Net loss available to common stockholders was $0.17 per share, or $5.2 million for the first quarter ended May 3, 2003, compared to a net loss available to common stockholders of $0.25 per share or $7.5 million for the first quarter ended May 4, 2002.  The Company’s net loss for the first quarter of 2003 was 31% lower than the year ago period as higher sales levels and improved gross margin contributed to a significantly lower loss from operations.  The first quarter 2002 results included a $4.0 million tax benefit as a result of the economic stimulus bill enacted March 9, 2002.

RESULTS OF OPERATIONS

NET SALES

Net sales consist of the following components:

(dollars in thousands)	First Quarter 2003		First Quarter 2002
	Dollars	% Total	Dollars	% Total

Retail	$70,471	86%	$62,797	91%
Direct-to-customer	11,291	14%	6,563	9%
Furniture manufacturing	4	0%	17	0%
Total net sales	$81,766	100%	$69,377	100%

Net sales for the first quarter of fiscal 2003 increased $12.4 million or 18% over net sales reported for the first quarter of fiscal 2002.  The increase in net sales in the first quarter of this fiscal year compared to last year is principally due to an 11.9% increase in comparable store sales and strong sales growth in our direct-to-customer division.

Net sales amounts include shipping fees of $2.1 million for the first quarter of fiscal 2003 compared to $1.5 million for the first quarter of fiscal 2002.

Sales of furniture manufactured by us are reported in the sales channel through which they are sold.   The furniture manufacturing sales noted above include only such sales made to our employees.

Retail Sales

	First Quarter
(dollars in thousands)	2003	2002

Retail sales	$69,791	$62,146
Shipping fees	680	651
Net retail sales	$70,471	$62,797
Net retail sales growth (decline) percentage	12.2%	(2.5)%
Comparable stores sales increase	11.9%	0.4%
Number of stores at period beginning	105	104
Store openings	—	1
Store closings	—	—
Number of stores at period end	105	105
Store selling sq. ft. at period end	688,634	688,634

Net retail sales in the first quarter of fiscal 2003 increased 12.2% as compared to the same period in fiscal 2002, primarily due to an 11.9% increase in comparable store sales.   The comparable store sales increase resulted primarily from our repositioning strategy implemented in the first-half of fiscal 2002, which included the introduction of new merchandise offerings, adjustments of overall product mix, and the remodeling of our stores in order to best present the new merchandise.  In particular, strong first quarter 2003 retail sales of our premium-positioned textiles, introduced in the first quarter of 2002 as part of the repositioning strategy, contributed to sales more than doubling within the textile product category from the first quarter of fiscal 2002.  Sales within the textile product category accounted for approximately 21% of retail sales in the first quarter of fiscal 2003 compared to 11% of sales in the first quarter of fiscal 2002.

Average revenue per retail transaction in the first quarter of fiscal 2003 increased 21% compared to the first quarter of fiscal 2002, while total retail transactions decreased by 7% from the first quarter of fiscal 2002 as compared with the first quarter of fiscal 2003.  We attribute the increase in average revenue per transaction to the new product introductions and product mix changes implemented as part of our repositioning strategy.  Average revenue per transaction is calculated by dividing gross sales, exclusive of delivery revenue and sales taxes, by the gross number of transactions.

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

Direct-to-Customer

	First Quarter
(dollars in thousands)	2003	2002

Catalog sales	$6,371	$3,683
Internet sales	3,502	2,008
Net direct-to-customer sales	9,873	5,691
Shipping fees	1,418	872
Total direct-to-customer sales	$11,291	$6,563

Percent growth in direct-to-customer net sales	72%	5%
Percent growth in number of catalogs mailed	23%	31%

Direct-to-customer sales consist of catalog and Internet sales.  Net direct-to-customer sales in the first quarter of fiscal 2003 increased 72% to $11.3 million as compared to the first quarter of fiscal 2002.  We believe that the 2002 introduction of the new merchandise offerings and the redesign of our catalog and website primarily contributed to the increase in direct-to-customer sales.  In addition, catalog circulation increased 23% in the first quarter of fiscal 2003 over the comparable period in fiscal 2002.

Average revenue per direct-to-customer transaction for the first quarter of fiscal 2003 increased 11% over the first quarter of fiscal 2002, and total direct-to-customer transactions in the first quarter of fiscal 2003 increased 38% from the first quarter of fiscal 2002.  We believe the increase in average revenue per transaction is a result of our new product introductions and changed product mix.

Furniture Manufacturing

The Michaels Furniture Company, Inc. is our wholly-owned furniture manufacturing company. It is located in Sacramento, California. Furniture produced at The Michaels Furniture Company, Inc. is sold through our sales channels or to employees. There are no sales to third party resellers.

EXPENSES

The following table sets forth for the periods indicated the percentage of net sales represented by certain line items in our Condensed Consolidated Statements of Operations.

	First Quarter
	2003	2002

Net sales	100%	100%
Cost of sales and occupancy	76%	84%
Gross profit	24%	16%
Selling, general and administrative	34%	40%
Loss from operations	(10)%	(24)%
Interest expense, change in fair value of warrants and interest income	(0)%	(1)%
Loss before income taxes	(10)%	(25)%
Income tax benefit	4%	15%
Net loss	(6)%	(10)%

COST OF SALES AND OCCUPANCY

Cost of sales and occupancy costs, expressed as a percentage of net sales, decreased 8 percentage points to 76% in the first quarter of fiscal 2003 from 84% in the first quarter of 2002.  Approximately 4 percentage points of this decrease was due to a reduction in direct product costs resulting from increased sales of higher margin merchandise, particularly textiles, and savings resulting from our direct sourcing initiatives.  In addition, 3 percentage points of the decrease in cost of sales and occupancy costs, expressed as a percentage of net sales, was due to the leveraging of relatively fixed occupancy costs over our higher sales levels.  Finally, lower freight costs and the further leveraging of fixed distribution and buying costs over our higher sales levels, contributed to the final 1 percentage point improvement in cost of sales and occupancy costs.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses expressed as a percentage of net sales decreased 6%, to 34% in the first quarter of fiscal 2003 from 40% in the first quarter of fiscal 2002.  The decrease in selling, general and administrative expenses, as a percentage of net sales, was due to a 2 percentage point improvement in store payroll costs; a 2 percentage point improvement in home office costs, which remained flat in absolute dollars; and a 1 percentage point improvement in each of store display and signage and advertising costs, which were higher in the first quarter of fiscal 2002 due to the store remodeling and merchandise repositioning activities discussed above.  Partially offsetting these favorable amounts, was a 1 percentage point increase in advertising and fulfillment costs associated with our direct-to-customer business.

INTEREST EXPENSE, CHANGE IN FAIR VALUE OF WARRANTS AND INTEREST INCOME

Interest Expense

Interest expense includes interest on borrowings under our line of credit facility and amortization of debt issuance costs.  Interest expense in both the first quarter of fiscal 2003 and fiscal 2002 was $0.6 million.  The average interest rate in the first quarter of fiscal 2003 was 5.8% compared to 6.2% in the same period of fiscal 2002.  Average borrowings outstanding in the first quarter of fiscal 2003 were $24.6 million compared to $3.7 million in the first quarter of fiscal 2002.  Amortization of deferred financing costs in the first quarter of fiscal 2003 decreased to $0.2 million, from $0.5 million in the first quarter of fiscal 2002.

Warrants

We originally issued warrants in connection with a September 2000 amendment of our credit facility.   Such warrants have been exercised into common stock over time and all warrants had been exercised by the end of the first quarter of fiscal 2002.  As such, the $0.3 million expense recorded in the first quarter of fiscal 2002 as a result of the change in the fair value of the warrants represented the last such expense recorded by us associated with these warrants.

Interest Income

Interest income, which consists of income from our short-term investments and notes receivable, decreased $76,000, to $7,000 in the first quarter of fiscal 2003 as compared to $83,000 in the first quarter of fiscal 2002.   The decrease is principally due to the repayment of a shareholder note by our President and Chief Executive Officer, Gary G. Friedman, during the third quarter of fiscal 2002, and higher average cash balances invested during the first quarter of 2002.

INCOME TAX BENEFIT

Our effective tax benefit rate was 40.0% for the first quarter of fiscal 2003.  This rate reflects the effect of aggregate state tax rates based on a mix of retail sales and direct-to-customer sales in the various states in which we have sales revenue or conduct business.

Our income tax benefit for the first quarter of fiscal 2002 included a partial reversal of a deferred tax valuation allowance established at the end of the fiscal year ended February 2, 2002 (“fiscal 2001”). As a result of the Job Creation and Worker Assistance Act of 2002, enacted on March 9, 2002, $4.0 million of deferred tax assets became more likely than not to be realized, and was recognized as an additional tax benefit in the first quarter of fiscal 2002.

PREFERRED SHAREHOLDER DIVIDENDS

A dividend charge of $0.4 million was recognized in the first quarter of 2002 associated with our outstanding Series A preferred stock.  Subsequently, pursuant to an August 2, 2002 Letter Agreement, holders of our Series A preferred stock agreed to waive their dividend participation right in the event we were to declare a dividend on our common stock.  In the same agreement, we agreed that we will not declare any dividends payable to our common stock holders until we first obtain the approval of at least seventy percent of the then outstanding shares of Series A preferred stock.  We have never declared or paid any dividends on our common stock and have no obligation to do so.  As a result of the Letter Agreement, beginning with the second quarter of fiscal 2002, we no longer record dividend charges related to our outstanding Series A preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flows

Net cash used in operating activities for the first quarter of fiscal 2003 was $13.6 million compared to $17.5 million for the first quarter of fiscal 2002.  The decrease in net cash used in operating activities resulted primarily from significantly lower merchandise inventory purchases, substantially offset by a decrease in accounts payable and accrued expenses.  Merchandise inventory purchase activity was higher in the first quarter of fiscal 2002 as part of the launch of our merchandise repositioning strategy.

Investing cash flows

Net cash used in investing activities in the first quarter of fiscal 2003 was $0.4 million compared to $13.2 million in the first quarter of fiscal 2002.  The decrease in net cash used in investing activities reflects the fact that we invested significant amounts of cash in the first quarter of fiscal 2002 primarily to remodel all of our 105 stores.

Financing cash flows

Net cash provided by financing activities for the first quarter of fiscal 2003 was $14.1 million compared to $10.3 million for the first quarter of fiscal 2002.  Substantially all of the net cash provided by financing activities for the first three months of fiscal 2003 and fiscal 2002 resulted from net borrowings of $13.1 million and $10.2 million, respectively, under our credit facility.   In addition, we received $1.1 million during the first quarter of fiscal 2003 in connection with the settlement of a claim under Section 16(b) of the Securities Exchange Act of 1934, as amended.

At May 3, 2003, we had in place a credit facility with an overall commitment of $72.0 million, of which $25.0 million was available for letters of credit. As of May 3, 2003, we had $28.3 million outstanding under the line of credit (before unamortized debt issuance costs of $1.1 million), and $10.9 million in outstanding letters of credit.  Borrowings made under the credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin.  As of May 3, 2003, the bank’s reference rate was 5.75% and the LIBOR plus margin rate was 4.07%.  The availability of credit at any given time under the credit facility is limited by reference to a borrowing base formula based upon numerous factors, including eligible inventory and eligible accounts receivable. The amount available under the credit facility may be less than the stated maximum limit of the facility. As of May 3, 2003, in addition to outstanding borrowings and letter of credit obligations totaling $39.2 million, we had availability to borrow up to $12.7 million. The credit facility contains various restrictive covenants, including limitations on our annual capital expenditures, ability to incur additional debt, acquisition of other businesses and payment of dividends and other distributions.

We currently believe that our cash flows from operations and funds available under our credit facility will satisfy our expected working capital and capital requirements, including our contractual commitments described below, for at least the next 12 months.  However, the weakening of, or other adverse developments concerning our sales performance or adverse developments concerning the availability of credit under our credit facility due to covenant limitations or other factors could limit the overall availability of funds to us. Moreover, we may not have successfully anticipated our future capital needs and we may need to raise additional funds in order to take advantage of unanticipated opportunities.  Should the need arise, we may choose to raise additional funds to respond to changing business conditions or unanticipated competitive pressures.  However, additional sources of financing may not be available or, if available, may not be on terms favorable to us or our stockholders. If we fail to raise sufficient funds, we may be required to delay or abandon some of our planned future expenditures or aspects of our current operations.  For more information, please see the section “Factors That May Affect Our Future Operating Results,” below, in particular the sections “We are dependent on external funding sources which may not make available to us sufficient funds when we need them,” and  “Because our business requires a substantial level of liquidity, we are dependent upon a credit facility with numerous restrictive covenants that limit our flexibility”.

Contractual Commitments

The following table summarizes our significant contractual obligations as of May 3, 2003 (dollars in thousands):

	Amount of Commitment Expiration Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 years

Contractual obligations:
Operating leases	$303,250	$37,168	$69,736	$66,110	$130,236
Capital leases	166	133	33	—	—
Total contractual cash obligations	$303,416	$37,301	$69,769	$66,110	$130,236

	Amount of Commitment Expiration Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 years

Other commercial commitments:
Revolving credit facility	$61,141	$—	$61,141	$—	$—
Standby letters of credit	2,558	2,558	—	—	—
Trade letters of credit	8,301	8,301	—	—	—
Total commercial commitments	$72,000	$10,859	$61,141	$—	$—

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements in our Form 10-K, as amended, for the fiscal year ended February 1, 2003, which were prepared in accordance with accounting principles generally accepted in the United States.  The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, goodwill, taxes on income, financing operations, contingencies and litigation.  We base our estimates on historical experience and on various other facts and assumptions, including current and expected economic conditions and product mix, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Our management believes the following critical accounting policies affect their more significant judgments and estimates used in the preparation of our consolidated financial statements:

Inventory

Our retail inventories are carried at the lower of cost or market with cost determined on a weighted average cost method.  Manufacturing inventories are carried at the lower of cost or market with cost determined on a first-in, first-out method.  We write-down inventories whenever permanent markdowns reduce the selling price below cost. Additionally, we provide for reserves on inventory based upon our estimate of shrinkage losses.  We also write down our slow-moving and discontinued inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by management, or if liquidation of the inventory is more difficult than anticipated, additional inventory write-downs may be required.

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

We review goodwill and other intangibles with indefinite useful lives for impairment annually, or more frequently if events or changes in circumstances warrant.  If the carrying values of such assets exceed their estimated fair values, we record an impairment loss to write the assets down to their estimated fair values.  There were no impairment charges recorded against goodwill in either the first quarter of  fiscal 2003 or fiscal 2002.

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

Effective with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, on January 1, 2003, we recognize a liability for costs associated with closing a store when the liability is incurred.  We record the present value of expected future lease costs and other closure costs when the store is closed.  We record severance and other employee-related costs in the period in which we communicate the closure and related severance packages to the affected employees.

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

While we do not currently have any reserves established for store closures, we periodically make judgments about which stores we should close and which stores we should continue to operate.  All stores are subject to regular monitoring of their financial performance and cash flows, and many stores are subject to “kick out clauses” which allow us to terminate the store lease without further obligation if certain contractually specified sales levels are not achieved.  If we decide to close a number of these stores, we may incur significant store closure costs for which we have not currently reserved.

Self Insurance

We obtain insurance coverage for significant exposures as well as those risks required to be insured by law.  It is generally our policy to retain a significant portion of certain losses related to workers’ compensation, general liability, property losses, business interruptions and employee health care.  We record provisions for these items based on claims experience, regulatory changes, an estimate of claims incurred but not yet reported and other relevant factors.  The projections involved in this estimate are subject to substantial uncertainty because of several unpredictable factors, including actual claims experience, regulatory changes, litigation trends and changes in inflation.

Our self-insurance exposure is concentrated in California, where the majority of our stores are located.  California has experienced significant increases in workers’ compensation costs as a result of legislative changes and rising medical costs.  These increases have adversely affected our results of operations and may continue to adversely affect us in the future.

If claims are greater than we originally estimate, or if costs increase beyond what we anticipated, our recorded reserves may not be sufficient, and we may record significant additional expense.

Income Taxes

We account for income taxes under SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns.  In estimating future tax consequences, all expected future events then known to us are considered, other than changes in the tax law or rates, which are not permitted to be considered. Accordingly, we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. The amount of valuation allowance is based upon management’s best estimate of the recoverability of our deferred tax assets. While future taxable income and ongoing prudent and feasible tax planning are considered in determining the amount of the valuation allowance, this allowance is subject to adjustment in the future.  Specifically, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase income in the period such determination was made.  Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

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

Non-furniture – direct-to-customer (Catalog and Internet) sales:  Revenue is recognized at the time of customer receipt.

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

Other Considerations

The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  See our audited consolidated financial statements and notes thereto to our Annual Report on Form 10-K, as amended, for the fiscal year ended February 1, 2003, which contain accounting policies and other disclosures required by generally accepted accounting principles.

Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. The Company has adopted the provisions of SFAS No. 146 for restructuring activities, if any, initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are effective for interim and annual periods ending after December 15, 2002, and the initial recognition and measurement requirements are effective prospectively for guarantees issued or modified after December 31, 2002. The initial adoption of FIN No. 45 did not have a material impact on our financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51.  FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entities’ activities or is entitled to receive a majority of the entities’ residual returns or both.  FIN No. 46 also requires disclosures about variable interest entities that are not required to consolidate but in which a company has a significant variable interest.  The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements will apply to entities established on or prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003.  The disclosure requirements will apply in all financial statements issued after January 31, 2003.  We are in the process of evaluating whether the application of FIN 46 will have a material effect on our financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies the accounting for certain derivative instruments under SFAS No. 133, Accounting for Derivative and Hedging Activities.  The amendments in SFAS No. 149 require that contracts with comparable characteristics be treated similarly.  Additionally, SFAS No. 149 clarifies under what circumstances a contract with an initial investment meets the characteristics of a derivative according to SFAS No. 133 and when a financing component warrants special reporting in the statement of cash flows.  In addition, SFAS No. 149 requires that the definition of an underlying conform to language used in FIN No. 45 and amends certain other existing pronouncements.    The requirements of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships after June 30, 2003.  We do not believe the adoption of SFAS No. 149 will have a material effect on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for the classification and measurement of certain freestanding financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires companies to classify as liabilities financial instruments with certain specified characteristics.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003.  We have not yet determined the potential impact of this statement on our financial condition or results of operations.

FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

We may not be able to successfully anticipate changes in consumer trends and our failure to do so may lead to loss of sales revenues and the closing of under-performing stores.

Our success depends on our ability to anticipate and respond to changing merchandise trends and consumer demands in a timely manner. If, for example, we misjudge market trends, we may significantly overstock unpopular products and be forced to take significant inventory markdowns, which would have a negative impact on our operating results. Conversely, shortages of popular items could result in loss of potential sales revenues and have a material adverse effect on our operating results.

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

In fiscal 2002, we opened one new store.  Currently, we are planning to execute our right to terminate the leases in three under-performing stores during fiscal 2003 and are evaluating another 3 to 5 under-performing stores for potential closure through 2005.  A material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise trends and consumer demands may cause us to close additional under-performing stores. The closure of such stores would subject us to additional costs including, but not limited to, employee severance costs, charges in connection with the impairment of assets and costs associated with the disposition of outstanding lease obligations.

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

Increased catalog and other marketing expenditures without increased revenues may have a negative impact on our operating results.

We expend a large amount of our available funds on catalog and other marketing costs in advance of a particular season.  Moreover, these costs for the past three fiscal years have increased from approximately $14.9 million per year to approximately $23.5 million per year, and we expect to make similarly large expenditures during the current fiscal year. As a result, if we misjudge the directions or trends in our market, we may expend large amounts of cash that generates little return on investment, which would have a negative effect on our operating results. During the last three fiscal years, our catalog and other marketing costs have increased while only recently have we had a corresponding revenue increase.  If we spend increasing amounts of our cash on such costs without achieving overall revenue increases, it would have a negative impact on our operating results.

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

A variety of factors affect our comparable store sales including, among other things, the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise mix, promotional events, the impact of competition and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past, and we believe that such fluctuations may continue. Our comparable store sales increased 6.2% in fiscal 2002, decreased 4.6% in fiscal 2001, and decreased 1.0% in the fiscal year ended February 3, 2001 (“fiscal 2000”).  Comparable store sales increased 11.9% in the first quarter of fiscal 2003, as compared to a 0.4% increase in the first quarter of fiscal 2002. Past comparable store sales results may not be indicative of future results. As a result, the unpredictability of our comparable store sales may cause our revenues and operating results to vary from quarter to quarter, and an unanticipated decline in revenues may cause our stock price to fluctuate.

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

High levels of interest and other expense have had and could continue to have negative effects on our operations. While our credit facility was amended at various times in 2001 and 2002 to provide us with more favorable interest rates and changes to some requirements, a significant portion of our cash flow from operations was used to pay our interest expense and was not available for other business purposes.

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

In fiscal 2000, we experienced rapid growth and, as a result, our costs and expenditures outpaced our revenues. Following this expansion, the economy in the United States began to weaken, while our costs and expenditures remained significant. The combination of these two factors affected our profitability. As a result, even though we took steps to reduce our costs and expenditures in fiscal 2001 and fiscal 2002, we were not profitable in fiscal 2000, 2001 or 2002. If similar factors continue to operate unmitigated, there will be a material adverse effect on our business, operating results and financial condition.

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

Threats of terrorist attacks in the United States, as well as future events occurring in response or connection to them, including, without limitation, future terrorist attacks or threats against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies or military or trade disruptions affecting our domestic or foreign suppliers of merchandise, may impact our operations. The potential impact to our operations includes, among other things, delays or losses in the delivery of merchandise to us and decreased sales of the products we carry. Additionally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economies. Also, any of these events could result in economic recession in the United States or abroad. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in the volatility of the future market price of our common stock.

Our common stock price may be volatile.

The market price of our common stock has fluctuated significantly in the past, and is likely to continue to be highly volatile. In addition, the trading volume in our common stock has fluctuated, and significant price variations can occur as a result. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. In addition, the United States equity markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of companies such as ours.  These broad market fluctuations may materially adversely affect the market price of our common stock in the future. Variations in the market price of our common stock may be the result of changes in the trading characteristics that prevail in the market for our common stock, including low trading volumes, trading volume fluctuations and other similar factors that are particularly common among highly volatile securities. Variations also may be the result of changes in our business, operations or prospects, announcements or activities by our competitors, entering into new contractual relationships with key suppliers or manufacturers by us or our competitors, proposed acquisitions by us or our competitors, financial results that fail to meet our guidance or public market analysts’ expectations, changes in stock market analysts’ recommendations regarding us, other retail companies or the retail industry in general, and domestic and international market and economic conditions.

Future sales of our common stock in the public market could adversely affect our stock price and our ability to raise funds in new equity offerings.

We cannot predict the effect, if any, that future sales of shares of our common stock or the availability for future sale of shares of our common stock or securities convertible into or exercisable for our common stock will have on the market price of our common stock prevailing from time to time. For example, in connection with our March 2001 preferred stock financing, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register approximately 6.4 million shares of our common stock issued, or to be issued, upon the conversion of our Series A preferred stock to some of our stockholders. And, in connection with our November 2001 common stock financing, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register approximately 4.5 million shares of our common stock issued to the investors in the financing.  The two registration statements were declared effective by the Securities and Exchange Commission on October 31, 2002.  Sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement or under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options, or the conversion of our preferred stock, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our common stock and could materially impair our future ability to raise capital through an offering of equity securities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, as amended, for the year ended February 1, 2003, have not changed materially.

Item 4. Controls and Procedures.

Within 90 days prior to the date of this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls.  This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

In April 2003, our audit committee was advised by our independent auditors, Deloitte & Touche LLP (“Deloitte & Touche”), that during the course of their audit of our financial statements for the fiscal year ended February 1, 2003, they had identified internal control deficiencies that they considered to be material weaknesses under standards established by the American Institute of Certified Public Accountants.  These material weaknesses include deficiencies in our accounting and financial reporting infrastructure and the lack of sufficient expertise within the accounting and finance departments.

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

Under the direction of our audit committee and with the participation of our senior management, we have taken steps designed to strengthen our disclosure controls and procedures and internal controls.  These include the following items.  In the last year, we hired an independent third party to perform a risk assessment and serve as our internal audit department.  We hired additional staff in our finance department, including a new Corporate Controller in November 2002 and additional accounting department personnel in 2003.  Additionally, we engaged consultants with experience at senior levels of accounting and financial management to assist and advise us in the implementation of policies and procedures to address the issues identified by our audit committee’s investigation and to support the existing accounting and finance teams.  We have made personnel changes in the senior financial accounting staff to eradicate persistent accounting issues that we have identified and are correcting.  We established a disclosure committee to assist the CEO and CFO in overseeing the accuracy and timeliness of our public disclosures and evaluate regularly our disclosure controls and procedures.  Further, we added an audit committee financial expert to our audit committee.

We are in the process of taking additional corrective actions.  These include revising the manner in which certain reconciliations are performed to enhance the identification of matters requiring additional investigation.  We also plan to adopt new accounting policies, procedures and internal controls for the periodic consolidated financial closing process including closer management review.  In 2003, we intend to hire additional personnel in our accounting and finance departments and further enhance responsibility, supervision and training of existing personnel.  Moreover, we will continue to review the performance of certain internal financial staff and, if deemed necessary, will take prompt corrective action as well as other appropriate action regarding our employees so as to strengthen our compliance with Sarbanes-Oxley Act compliance procedures.

While we are in the process of implementing a more efficient and reliable system of disclosure controls and procedures and internal controls, as noted above, we have, on an immediate basis, instituted additional interim controls and procedures, including the hiring of outside consultants to support the existing accounting and finance teams and the implementation of additional interim procedures.  We believe that the additional procedures and controls currently being implemented, in addition to the interim steps we have taken, will address the material weaknesses and deficiencies identified by our independent auditors.  Moreover, after the extensive investigative work of our staff and outside consultants, we believe that the information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  We will continue to identify and implement actions to improve the effectiveness of our disclosure controls and procedures and internal controls on an ongoing basis and will take further action as appropriate.  These controls and procedures will require continued monitoring and updating as our business continues to evolve.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)          Exhibits.

See attached exhibit index.

(b)         Reports on Form 8-K.

On February 7, 2003, we filed with the Securities and Exchange Commission a current report on Form 8-K, which included reports under items 5 and 7 thereto and attached a press release issued on February 6, 2003, announcing our fourth quarter and year-end sales results for fiscal 2002.

On March 20, 2003, we filed with the Securities and Exchange Commission a current report on Form 8-K, which included reports under items 5 and 7 thereto and attached a press release issued on March 19, 2003, announcing our sales and earnings results for fiscal 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Restoration Hardware, Inc.

Date: June 13, 2003	By:	/s/ GARY G. FRIEDMAN
Gary G. Friedman
President and Chief Executive Officer

Date: June 13, 2003	By:	/s/ KEVIN W. SHAHAN
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

Date:  June 13, 2003

By:	/s/ GARY G. FRIEDMAN
Gary G. Friedman
Chief Executive Officer

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

Date:  June 13, 2003

By:	/s/ KEVIN W. SHAHAN
Kevin W. Shahan
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DOCUMENT DESCRIPTIONS

3.1	Second Amended and Restated Certificate of Incorporation, as amended(1)
3.2	Amended and Restated Bylaws(2)
10.1	Separation Agreement and Release between Restoration Hardware, Inc. and Elizabeth (“Lisa”) Salamone, effective as of March 6, 2003(3)
10.2	Offer Letter, dated April 16, 2003, from Restoration Hardware, Inc. to Vivian Macdonald

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

(3)                                  Incorporated by reference to Exhibit  10.59 to the annual report on Form 10-K for Restoration Hardware, Inc. for the fiscal year ended February 1, 2003 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on May 2, 2003.