Form 10-Q
period 2003-08-02
RESTORATION HARDWARE INC
filed 2003-09-10
CIK 863821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2003

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

Yes ☒     No ☐

As of August 26, 2003, 30,191,814 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

FORM 10-Q

FOR THE QUARTER ENDED AUGUST 2, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

(Unaudited)

	August 2, 2003	February 1, 2003	August 3, 2002
			(As Restated)

ASSETS
Current assets:
Cash and cash equivalents	$2,214	$1,630	$1,540
Accounts receivable	4,079	3,352	3,324
Merchandise inventories	92,289	94,500	89,234
Prepaid expense and other current assets	10,692	12,445	13,394
Total current assets	109,274	111,927	107,492
Property and equipment, net	83,587	90,038	96,306
Goodwill	4,560	4,560	4,560
Deferred tax asset	22,437	17,171	19,139
Other long-term assets	4,867	2,532	2,101
Total assets	$224,725	$226,228	$229,598

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$31,923	$35,649	$41,698
Deferred revenue	4,828	5,870	3,779
Revolving line of credit, net of debt issuance costs	—	—	23,159
Other current liabilities	8,925	9,322	9,277
Total current liabilities	45,676	50,841	77,913
Long-term line of credit, net of debt issuance costs	25,909	13,909	—
Deferred lease incentives	36,190	39,109	41,161
Deferred rent	14,414	14,163	13,500
Other long-term obligations	140	144	80
Total liabilities	122,329	118,166	132,654

Series A redeemable convertible preferred stock, $.0001 par value, 28,037 shares designated, 13,470 shares issued and outstanding, at August 2, 2003, February 1, 2003 and August 3, 2002, aggregate liquidation preference and redemption value of $15,426 at August 2, 2003	13,328	13,328	13,529

Common stock, $.0001 par value; 60,000,000 shares authorized: 30,175,699, 30,050,994 and 29,870,210 issued and outstanding, at August 2, 2003, February 1, 2003 and August 3, 2002, respectively	152,376	150,881	149,417
Stockholder loan	—	—	(2,050)
Unearned compensation	(409)	(659)	(904)
Accumulated other comprehensive income (loss)	431	(132)	(115)
Accumulated deficit	(63,330)	(55,356)	(62,933)
Total stockholders’ equity	89,068	94,734	83,415

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$224,725	$226,228	$229,598

See Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
		(As Restated)		(As Restated)

Net sales	$95,973	$85,019	$177,739	$154,396
Cost of sales and occupancy	71,160	62,716	132,985	121,205
Gross profit	24,813	22,303	44,754	33,191
Selling, general and administrative expenses	28,862	27,504	56,891	54,962
Loss from operations	(4,049)	(5,201)	(12,137)	(21,771)

Interest expense	(599)	(811)	(1,168)	(1,385)
Interest income	6	40	13	121
Change in fair value of warrants	—	—	—	(278)
Loss before income taxes	(4,642)	(5,972)	(13,292)	(23,313)
Income tax benefit	1,857	2,154	5,317	12,402
Net loss	(2,785)	(3,818)	(7,975)	(10,911)

Preferred shareholder return:
Dividends	—	—	—	(358)

Net loss attributable to common stockholders	$(2,785)	$(3,818)	$(7,975)	$(11,269)

Net loss per common share:
Basic and diluted loss per share	$(0.09)	$(0.13)	$(0.27)	$(0.38)
Weighted average shares basic and diluted	30,083	29,807	30,068	29,526

See Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Six Months Ended
	August 2, 2003	August 3, 2002
		(As Restated)

Cash flows from operating activities:
Net loss	$(7,975)	$(10,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,831	9,580
Change in fair value of warrants	—	278
Deferred income taxes	(5,317)	(8,732)
Changes in assets and liabilities:
Accounts receivable	(725)	(47)
Merchandise inventories	2,211	(28,183)
Prepaid expenses and other assets	(445)	(366)
Accounts payable and accrued expenses	(3,726)	7,759
Deferred revenue	(1,042)	925
Other current liabilities	(397)	94
Deferred rent	251	810
Deferred lease incentives and other long-term liabilities	(2,928)	(448)
Net cash used in operating activities	(10,262)	(29,241)

Cash flows from investing activities:
Capital expenditures	(2,385)	(16,770)
Net cash used in investing activities	(2,385)	(16,770)

Cash flows from financing activities:
Borrowings under revolving line of credit, net	10,489	24,041
Other long-term obligations	4	(106)
Proceeds received from Section 16(b) shareholder settlement	1,050	—
Issuance of common stock	1,495	1,273
Net cash provided by financing activities	13,038	25,208

Effects of foreign currency exchange rate translation on cash	193	58
Net increase (decrease) in cash and cash equivalents	584	(20,745)

Cash and cash equivalents:
Beginning of period	1,630	22,285
End of period	$2,214	$1,540

Additional cash flow information:
Cash paid during the period for interest (net of amount capitalized)	$732	$419
Cash (received) paid during the period for taxes	114	118
Non-cash transactions:
Conversion of Preferred Series A stock to common stock	$—	$935
Exercise of warrants	—	2,956
Dividends attributable to preferred stock	—	358

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Restoration Hardware, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”) is a specialty retailer of high-quality home furnishings, functional and decorative hardware and related merchandise. These products are sold through retail locations, catalogs and the Internet. As of August 2, 2003, the Company operated 102 retail stores in 31 states, the District of Columbia and Canada.

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared from the Company’s records without audit and, in management’s opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at August 2, 2003 and August 3, 2002; results of operations for the three and six months ended August 2, 2003 and August 3, 2002; and changes in cash flows for the six months ended August 2, 2003 and August 3, 2002. The balance sheet at February 1, 2003, as presented, has been derived from the Company’s audited financial statements for the fiscal year then ended.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements included in the Company’s Form 10-K, as amended, for the fiscal year ended February 1, 2003 (“fiscal 2002”). Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes, for fiscal 2002.

The results of operations for the three and six months presented in this Form 10-Q are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the prior year financials statements in order to conform to the current year presentation.

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

	Three Months Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
		(As Restated)		(As Restated)
Net loss attributable to common stockholders
As reported	$(2,785)	$(3,818)	$(7,975)	$(11,269)
Add: Stock based compensation expense included in reported net loss (net of tax)	75	71	150	142
Deduct: Compensation expense for all stock based compensation (net of tax) calculated in accordance with the fair value method	(525)	(778)	(975)	(1,461)
Pro forma	$(3,235)	$(4,525)	$(8,800)	$(12,588)
Net loss per common share:
Basic and diluted, as reported	$(0.09)	$(0.13)	$(0.27)	$(0.38)
Basic and diluted, pro forma	$(0.11)	$(0.15)	$(0.29)	$(0.43)

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss) (primarily foreign currency translations adjustments).  The components of comprehensive income (loss) for the three and six months ended August 2, 2003 and August 3, 2002, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
		(As Restated)		(As Restated)
Components of comprehensive income (loss):
Net loss	$(2,785)	$(3,818)	$(7,975)	$(10,911)
Foreign currency translation adjustment	220	(261)	563	44
Total comprehensive loss	$(2,565)	$(4,079)	$(7,412)	$(10,867)

2.  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. The Company has adopted the provisions of SFAS No. 146 for restructuring activities, if any, initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.  Costs incurred in connection with the Company’s closure of three underperforming stores were fully recognized during the second fiscal quarter of 2003 and no amounts remained accrued as of August 2, 2003.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies the accounting for certain derivative instruments under SFAS No. 133, Accounting for Derivative and Hedging Activities.  The amendments in SFAS No. 149 require that contracts with comparable characteristics be treated similarly.  Additionally, SFAS No. 149 clarifies under what circumstances a contract with an initial investment meets the characteristics of a derivative according to SFAS No. 133 and when a financing component warrants special reporting in the statement of cash flows.  In addition, SFAS No. 149 requires that the definition of an underlying conform to language used in FIN No. 45 and amends certain other existing pronouncements.  The requirements of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships after June 30, 2003.  The initial adoption of SFAS No. 149 did not have a material effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for the classification and measurement of certain freestanding financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires companies to classify as liabilities financial instruments with certain specified characteristics.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003.  As of August 2, 2003, the Company had not determined the potential impact of this statement on its financial condition or results of operations.  The Company is in the process of evaluating whether the application of SFAS No. 150 will have a material effect on its financial statements.

3.  GOODWILL

As of August 2, 2003 and August 3, 2002, the Company was carrying goodwill of $4.6 million associated with its purchase in 1998 of The Michaels Furniture Company, Inc.  With the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets, at the beginning of fiscal 2002, this goodwill was no longer subject to amortization, but instead is subject to periodic impairment testing.  Therefore, the Company’s results of operations for the three and six month periods ended August 2, 2003 and August 3, 2002 do not reflect any amortization expense associated with this goodwill.

4.  REVOLVING LINE OF CREDIT AND DEBT

The Company has a credit facility with an overall commitment of $72.0 million, of which $25.0 million is available for letters of credit. As of August 2, 2003, $26.7 million was outstanding under the line of credit (before unamortized debt issuance costs of $0.8 million), and there was $19.6 million in outstanding letters of credit.  Borrowings made under the credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin.  As of August 2, 2003, the bank’s reference rate was 5.0% and the LIBOR plus margin rate was 3.35%.  The availability of credit at any given time under the credit facility is limited by reference to a borrowing base formula based upon numerous factors, including eligible inventory and eligible accounts receivable.  As a result, the actual borrowing availability under the credit facility will generally be less than the stated maximum amount of the facility reduced by the actual borrowings and outstanding letters of credit.  The credit facility contains various restrictive covenants, including limitations on the Company’s annual capital expenditures, ability to incur additional debt, acquisition of other businesses and payment of dividends and other distributions.

5.  INCOME TAXES

SFAS No. 109, Accounting for Income Taxes, requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally takes into account all expected future events, except for changes in tax laws or rates, which are not permitted to be considered. Additionally, SFAS No. 109 allows deferred tax assets to be recognized only to the extent such deferred tax assets are more likely than not to be realized. During the first quarter of fiscal 2002, the Job Creation and Worker Assistance Act of 2002 was enacted into law. Among other things, this law provided for an extended carryback period from two years to five years for losses generated in fiscal 2002 and the fiscal year ended February 2, 2002 (“fiscal 2001”).  As a result of the change in the law, the Company re-evaluated its deferred tax assets in the first quarter of fiscal 2002 and, consequently, reduced its valuation allowance at May 4, 2002 from $7.0 million to $3.0 million. The condensed consolidated statements of operations for the first six months of fiscal 2002 reflect the effect of this valuation allowance reduction as a $4.0 million tax benefit. The Company subsequently received cash of $4.0 million in fiscal 2002 associated with the carryback of these net operating losses.

6.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents (stock options, convertible preferred stock and warrants) outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if options or warrants to issue common stock were exercised, or convertible preferred stock was converted into common stock. The following table reflects the potential dilutive effects of securities that were excluded from the diluted earnings per share calculation because their inclusion in net loss periods would be anti-dilutive to earnings per share, since the Company experienced a net loss in each of the fiscal quarters reported:

	Three Months Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
		(As Restated)		(As Restated)

Common stock issuable upon conversion of the Series A preferred stock	6,767,824	6,750,702	6,767,824	6,750,702
Common stock subject to outstanding stock options	479,782	1,047,827	268,489	1,349,831

The above stock options represent only those stock options whose exercise prices are less than the average market price of the stock for the quarter.  Had the Company been in a net income position, there would have been 2,489,809 and 1,439,673 stock options for the three months ended August 2, 2003 and August 3, 2002, respectively, and 3,495,836 and 1,094,769 stock options for the six months ended August 2, 2003 and August 3, 2002, respectively, that would have been excluded from the diluted earnings per share calculation because the option exercise price for those options exceeded the average stock price for those periods.

7.  SEGMENT REPORTING

The Company classifies its business interests into three identifiable segments: retail; direct-to-customer; and furniture manufacturing. The retail segment includes revenue and expenses associated with the Company’s retail locations. The direct-to-customer segment includes all revenue and expenses associated with catalog and Internet sales. The furniture manufacturing segment includes all revenue and expenses associated with the Company’s wholly-owned furniture manufacturer, The Michaels Furniture Company, Inc. The Company evaluates performance and allocates resources based on income from operations, which excludes unallocated corporate general and administrative costs. Certain segment information, including segment assets, asset expenditures and related depreciation expense, is not presented as all of the Company’s assets are commingled and are not available by segment.

Financial information for the Company’s business segments is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
		(As Restated)		(As Restated)

Net Sales:
Retail	$81,878	$75,393	$152,349	$138,190
Direct-to-Customer	14,090	9,625	25,381	16,188
Furniture manufacturing	4,162	4,131	9,045	8,137
Intersegment furniture sales	(4,157)	(4,130)	(9,036)	(8,119)
Total net sales	$95,973	$85,019	$177,739	$154,396

	Three Months Ended		Six Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
		(As Restated)		(As Restated)
Income (loss) from operations:
Retail	$6,481	$4,592	$9,214	$(276)
Direct-to-Customer	1,643	1,003	3,296	1,290
Furniture manufacturing	72	(178)	(30)	(290)
Unallocated	(12,088)	(10,525)	(24,452)	(21,664)
Intersegment loss from operations	(157)	(93)	(165)	(831)
Total loss from operations	$(4,049)	$(5,201)	$(12,137)	$(21,771)

8.  RESTATEMENT

As discussed in the Company’s annual report on Form 10-K, as amended, for the fiscal year ended February 1, 2003, subsequent to the issuance of the Company’s unaudited results for the first two quarterly periods of fiscal 2002, the Company’s management determined that certain errors existed in previously issued consolidated financial statements. The Company determined that its accounts payable balances at February 2, 2002 were overstated resulting from the inclusion of fiscal 2002 payables in fiscal 2001.  The Company also determined that its inventory at February 2, 2002 was understated as a result of owned inventories in transit being excluded from its reported inventory balance.  As a result, the condensed consolidated financial statements as of and for the quarter ended August 3, 2002, were restated from the amounts previously reported as follows:

	As of August 3, 2002
(in thousands, except per share amounts)	As Previously Reported	As Restated

Merchandise inventories	$91,024	$89,234
Prepaid expenses and other current assets	12,431	13,394
Deferred tax asset	19,460	19,139
Other long-term assets	930	2,101
Accounts payable and accrued expenses	41,409	41,698
Deferred rent	13,514	13,500
Accumulated deficit	(62,681)	(62,933)
Total stockholders’ equity	83,667	83,415

	Three Months Ended August 3, 2002		Six Months Ended August 3, 2002

(Dollars in thousands, except per share amounts)

As previously reported

As restated

As previously reported

As restated

Net sales	$85,019	$85,019	$154,396	$154,396
Cost of sales and occupancy	62,106	62,716	120,595	121,205
Gross profit	22,913	22,303	33,801	33,191
Selling, general and administrative	27,781	27,504	54,851	54,962
Loss from operations	(4,868)	(5,201)	(21,050)	(21,771)
Interest expense	(811)	(811)	(1,387)	(1,385)
Interest income	40	40	123	121
Change in fair value of warrants	—	—	(278)	(278)
Pretax loss	(5,639)	(5,972)	(22,592)	(23,313)
Income tax benefit	2,030	2,154	12,133	12,402
Net loss	(3,609)	(3,818)	(10,459)	(10,911)
Net loss per share:
Basic	$(0.12)	$(0.13)	$(0.37)	$(0.38)
Diluted	$(0.12)	$(0.13)	$(0.37)	$(0.38)

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

As of August 2, 2003, we operated 102 stores in 31 states, the District of Columbia and Canada.  In addition to our retail stores, we operate a direct-to-customer sales channel which includes both catalog and Internet, and a wholly-owned furniture manufacturer.

During the second quarter of fiscal 2003, we closed three under-performing stores, and in August 2003 closed a fourth.  Currently, we are evaluating another 2 to 4 under-performing stores for potential closure through 2005.

For the second quarter of fiscal 2003, net sales were $96.0 million, a 13% increase over net sales of $85.0 million for the second quarter of fiscal 2002.  Comparable stores sales for the second quarter of fiscal 2003 increased 9.9% over the same period a year ago.  Direct-to-customer sales, which include catalog and Internet sales, in the second quarter of 2003 increased 46% over the prior year to $14.1 million.

Net sales were $177.7 million for the first six months of fiscal 2003, an increase of 15% over net sales of $154.4 million for the same period of fiscal 2002.  Comparable stores sales for the first six months of fiscal 2003 increased 10.8% over the same period in the prior year.  Direct-to-customer sales increased 57% for the first six months of fiscal 2003 over the same period of fiscal 2002 to $25.4 million.

Net loss attributable to common stockholders was $0.09 per share, or $2.8 million for the second quarter of fiscal 2003, compared to a net loss attributable to common stockholders of $0.13 per share or $3.8 million for the second quarter of fiscal 2002.

For the first six months of fiscal 2003, net loss attributable to common shareholders was $0.27 per share, or $8.0 million, compared to net loss attributable to common shareholders of $0.38 per share, or $11.3 million for the first six months of fiscal 2002.

The Company’s net loss attributable to common stockholders for the three and six months ended August 2, 2003 was 27% and 29% lower than the year ago periods as higher sales levels and improved gross margin contributed to a significantly lower loss from operations.

RESULTS OF OPERATIONS

NET SALES

Net sales consist of the following components:

	Second Quarter 2003		Second Quarter 2002		Year to Date 2003		Year to Date 2002
(dollars in thousands)	Dollars	% Total	Dollars	% Total	Dollars	% Total	Dollars	% Total

Retail	$81,878	85.3%	$75,393	88.7%	$152,349	85.7%	$138,190	89.5%
Direct-to-customer	14,090	14.7%	9,625	11.3%	25,381	14.3%	16,188	10.5%
Furniture manufacturing	5	0.0%	1	0.0%	9	0.0%	18	0.0%
	$95,973	100%	$85,019	100%	$177,739	100%	$154,396	100%

Net sales for the second quarter of fiscal 2003 increased $11.0 million or 13% over net sales reported for the second quarter of fiscal 2002.  The increase in net sales in the second quarter of this fiscal year compared to last year is principally due to a 9.9% increase in comparable store sales and strong sales growth in our direct-to-customer division.

Net sales amounts include shipping fees of $2.8 million for the second quarter of fiscal 2003 compared to $1.8 million for the second quarter of fiscal 2002.

Sales of furniture manufactured by us are reported in the sales channel through which they are sold. The furniture manufacturing sales noted above include only such sales made to our employees.

Retail Sales

	Second Quarter		Year to Date
(dollars in thousands)	2003	2002	2003	2002
Retail sales	$81,112	$74,702	$150,902	$136,847
Shipping fees	766	691	1,447	1,343
Net retail sales	$81,878	$75,393	$152,349	$138,190
Net retail sales growth percentage	9%	9%	10%	4%
Comparable stores sales increase	9.9%	8.9%	10.8%	4.8%
Number of stores at period beginning	105	105	105	104
Store openings	—	—	—	1
Store closings	(3)	—	(3)	—
Number of stores at period end	102	105	102	105
Store selling sq. ft. at period end	668,463	688,634	668,463	688,634

Net retail sales in the second quarter of fiscal 2003 increased 9% as compared to the same period in fiscal 2002, primarily due to a 9.9% increase in comparable store sales.  The comparable store sales increase resulted primarily from strong performance in textiles, bath hardware, and outdoor furniture.

For the first six months of fiscal 2003, retail sales increased 10% as compared to the same period of the prior year, primarily due to an increase in comparable store sales of 10.8%.  The comparable store sales increased primarily from strong performance in textiles, bath hardware, and outdoor furniture.

During the second quarter of fiscal 2003, we closed three under-performing stores.  The stores were located in Florida, Louisiana, and Pennsylvania.  In addition, in August 2003, we closed one other under-performing store located in Florida.

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

Direct-to-Customer

	Second Quarter		Year to Date
(dollars in thousands)	2003	2002	2003	2002

Catalog sales	$7,586	$5,727	$13,957	$9,409
Internet sales	4,515	2,762	8,017	4,771
Net direct-to-customer sales	12,101	8,489	21,974	14,180
Shipping fees	1,989	1,136	3,407	2,008
Total direct-to-customer sales	$14,090	$9,625	$25,381	$16,188

Percent growth in direct-to-customer total sales	46%	40%	57%	23%
Percent growth (decrease) in number of catalogs mailed	(27)%	78%	(3)%	62%

Direct-to-customer sales consist of catalog and Internet sales.  Total direct-to-customer sales in the second quarter of fiscal 2003 increased 46% to $14.1 million as compared to the second quarter of fiscal 2002. For the first six months of fiscal 2003, total direct-to-customer sales increased 57% to $25.4 million as compared to the same period of fiscal 2002.  We believe this growth was driven by an increase in the average page count per catalog, positive customer reaction to the product assortment offered in our catalog, and by increasing the amount of merchandise which is only available from our catalog or through our website.  Catalog circulation decreased by 27% and 3% in the three and six months ended August 2, 2003, respectively, over the comparable periods in fiscal 2002, as a result of timing changes in certain catalog mailings.

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

	Second Quarter		Year to Date
	2003	2002	2003	2002

Net sales	100%	100%	100%	100%
Cost of sales and occupancy	74%	74%	75%	79%
Gross profit	26%	26%	25%	21%
Selling, general and administrative	30%	32%	32%	36%
Loss from operations	(4)%	(6)%	(7)%	(15)%
Interest expense, change in fair value of warrants and interest income	(1)%	(1)%	(1)%	(1)%
Loss before income taxes	(5)%	(7)%	(8)%	(15)%
Income tax benefit	2%	3%	3%	8%
Net loss	(3)%	(4)%	(5)%	(7)%

COST OF SALES AND OCCUPANCY

Cost of sales and occupancy costs expressed as a percentage of net sales were 74% for both the second quarter of fiscal 2003 and the second quarter of fiscal 2002, as increased markdowns in the second quarter of fiscal 2002, which impacted outdoor furniture and textiles margins, were substantially offset by the leveraging of relatively fixed occupancy costs in the second quarter of fiscal 2003, which continued to decline as a percentage of sales.

Cost of sales and occupancy costs expressed as a percentage of net sales decreased 4 percentage points to 75% for the first six months of fiscal 2003 from 79% for the same period of fiscal 2002.  The majority of this decrease was due to a reduction in direct product costs resulting from increased sales of higher margin merchandise, particularly textiles, and savings resulting from our direct sourcing initiatives.  In addition, a portion of the decrease in cost of sales and occupancy costs, expressed as a percentage of net sales, was due to the leveraging of relatively fixed occupancy costs over our higher sales levels.  Lastly, cost of sales and occupancy costs during the first six months of fiscal 2002, expressed as a percentage of net sales, were higher than in the first six months of fiscal 2003 due to markdowns incurred in connection with the final clearance of merchandise replaced or eliminated as a result of our fiscal 2002 repositioning strategy.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses expressed as a percentage of net sales decreased 2%, to 30% in the second quarter of fiscal 2003 from 32% in the second quarter of fiscal 2002.  The decrease in selling, general and administrative expenses, as a percentage of net sales, was due to a 1 percentage point improvement in store advertising costs, which were higher in the second quarter of fiscal 2002 due to extensive store remodeling and merchandise repositioning activities.  In addition, store payroll and operating costs declined as a percentage of sales by 1 percentage point.

Selling, general and administrative expenses expressed as a percentage of net sales decreased 4%, to 32% for the first six months of fiscal 2003 from 36% for the same period of fiscal 2002.  The decrease in selling, general and administrative expenses, as a percentage of net sales, was due to a 2 percentage point improvement in store costs, including store display and signage costs; a 1 percentage point improvement in store advertising costs, which were higher in the first six months of fiscal 2002 due to significant store remodeling and merchandise repositioning activities; and a 1 percentage point improvement in headquarters expenses.

INTEREST EXPENSE, CHANGE IN FAIR VALUE OF WARRANTS AND INTEREST INCOME

Interest Expense

Interest expense includes interest on borrowings under our line of credit facility and amortization of debt issuance costs.  Interest expense for the second quarter of fiscal 2003 decreased $0.2 million from interest expense for the second quarter of fiscal 2002.  The average interest rate in the second quarter of fiscal 2003 was 5.09% compared to 6.78% in the same period of fiscal 2002.  Average borrowings outstanding in the second quarter of fiscal 2003 were $28.0 million compared to $23.8 million in the second quarter of fiscal 2002.  Amortization of deferred financing costs in the second quarter of fiscal 2003 decreased to $0.2 million, from $0.5 million in the second quarter of fiscal 2002.

Interest expense for the first six months of fiscal 2003 was $1.2 million, compared to $1.4 million for the same period of fiscal 2002.  The average interest rate for the first six months of fiscal 2003 was 5.41% compared to 8.48% in the same period of fiscal 2002.  Average borrowings outstanding for the first six months of fiscal 2003 were $26.4 million compared to $12.7 million in the same period of fiscal 2002.  Amortization of deferred financing costs for the first six months of fiscal 2003 decreased to $0.5 million, from $0.9 million in the same period of fiscal 2002.

Warrants

We originally issued warrants in connection with a September 2000 amendment of our credit facility.  Such warrants have been exercised into common stock over time and all warrants had been exercised by the end of the first quarter of fiscal 2002.  As such, the $0.3 million expense recorded in the first six months of fiscal 2002 as a result of the change in the fair value of the warrants represented the last such expense recorded by us associated with these warrants.

Interest Income

Interest income, which consists of income from our short-term investments and notes receivable, decreased to $6,000 and $13,000 for the three and six months ended August 2, 2003, from $40,000 and $121,000 for the three and six months ended August 3, 2002.  The decrease is principally due to the repayment of a shareholder note by our President and Chief Executive Officer, Gary G. Friedman, during the third quarter of fiscal 2002.

INCOME TAX BENEFIT

Our effective tax benefit rate was 40% for the second quarter of fiscal 2003.  This rate reflects the effect of aggregate state tax rates based on a mix of retail sales and direct-to-customer sales in the various states in which we have sales revenue or conduct business.

Our income tax benefit for the first six months of fiscal 2002 included a partial reversal of a deferred tax valuation allowance established at the end of the fiscal year ended February 2, 2002 (“fiscal 2001”). As a result of the Job

Creation and Worker Assistance Act of 2002, enacted on March 9, 2002, $4.0 million of deferred tax assets became more likely than not to be realized, and was recognized as an additional tax benefit in the first quarter of fiscal 2002.

PREFERRED SHAREHOLDER DIVIDENDS

A dividend charge of $0.4 million was recognized during the first six months of fiscal 2002 associated with our outstanding Series A preferred stock.  Subsequently, pursuant to an August 2, 2002 Letter Agreement, holders of our Series A preferred stock agreed to waive their dividend participation right in the event we were to declare a dividend on our common stock.  In the same agreement, we agreed that we will not declare any dividends payable to our common stock holders until we first obtain the approval of at least seventy percent of the then outstanding shares of Series A preferred stock.  We have never declared or paid any dividends on our common stock and we have no obligation to do so.  As a result of the Letter Agreement, beginning with the second quarter of fiscal 2002, we no longer record dividend charges related to our outstanding Series A preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flows

Net cash used in operating activities for the first six months of fiscal 2003 was $10.3 million compared to $29.2 million for the same period of fiscal 2002.  The decrease in net cash used in operating activities resulted primarily from significantly lower merchandise inventory purchases, partially offset by a decrease in accounts payable and accrued expenses.  Merchandise inventory purchase activity was higher in the first half of fiscal 2002 as part of the launch of our merchandise repositioning strategy.

Investing cash flows

Net cash used in investing activities for the first six months of fiscal 2003 was $2.4 million compared to $16.8 million for the same period of fiscal 2002.  The decrease in net cash used in investing activities reflects the fact that we invested significant amounts of cash in the first six months of fiscal 2002 primarily to remodel all of our stores.

Financing cash flows

Net cash provided by financing activities for the first six months of fiscal 2003 was $13.0 million compared to $25.2 million for the same period of fiscal 2002.  Substantially all of the net cash provided by financing activities for the first six months of fiscal 2003 and fiscal 2002 resulted from net borrowings of $10.5 million and $24.0 million, respectively, under our credit facility.  In addition, we received $1.1 million during the first quarter of fiscal 2003 in connection with the settlement of a claim under Section 16(b) of the Securities Exchange Act of 1934, as amended.

At August 2, 2003, we had in place a credit facility with an overall commitment of $72.0 million, of which $25.0 million was available for letters of credit. As of August 2, 2003, we had $26.7 million outstanding under the line of credit (before unamortized debt issuance costs of $0.8 million), and $19.6 million in outstanding letters of credit.  Borrowings made under the credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin.  As of August 2, 2003, the bank’s reference rate was 5.0% and the LIBOR plus margin rate was 3.35%.  The availability of credit at any given time under the credit facility is limited by reference to a borrowing base formula based upon numerous factors, including eligible inventory and eligible accounts receivable. As a result, the actual borrowing availability under the credit facility will generally be less than the stated maximum amount of the facility reduced by the actual borrowings and outstanding letters of credit. The credit facility contains various restrictive covenants, including limitations on our annual capital expenditures, ability to incur additional debt, acquisition of other businesses and payment of dividends and other distributions.

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

Contractual Commitments

The following table summarizes our significant contractual obligations as of August 2, 2003 (dollars in thousands):

	Amount of Commitment Expiration Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 years

Contractual obligations:
Operating leases	$293,472	$36,566	$68,894	$65,961	$122,051
Capital leases	306	231	62	13	—
Total contractual cash obligations	$293,778	$36,797	$68,956	$65,974	$122,051

	Amount of Commitment Expiration Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 years

Other commercial commitments:
Revolving credit facility	$52,443	$—	$52,443	$—	$—
Standby letters of credit	2,566	2,566	—	—	—
Trade letters of credit	16,991	16,991	—	—	—
Total commercial commitments	$72,000	$19,557	$52,443	$—	$—

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

Our management believes the following critical accounting policies affect their more significant judgments and estimates used in the preparation of our consolidated financial statements:

Inventory

Our retail inventories are carried at the lower of cost or market with cost determined on a weighted average cost method.  Manufacturing inventories are carried at the lower of cost or market with cost determined on a first-in, first-out method.  We write down inventories whenever permanent markdowns reduce the selling price below cost. Additionally, we provide for reserves on inventory based upon our estimate of shrinkage losses.  We also write down our slow-moving and discontinued inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by management, or if liquidation of the inventory is more difficult than anticipated, additional inventory write-downs may be required.

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

We review goodwill and other intangibles with indefinite useful lives for impairment annually, or more frequently if events or changes in circumstances warrant.  If the carrying values of such assets exceed their estimated fair values, we record an impairment loss to write the assets down to their estimated fair values.  There were no impairment charges recorded against goodwill in either of the first six month periods of fiscal 2003 or fiscal 2002.

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

Effective with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, on January 1, 2003, we recognize a liability for costs associated with closing a store when the liability is incurred.  We record the present value of expected future lease costs and other closure costs when the store is closed.  We record severance and other employee-related costs in the period in which we communicate the closure and related severance packages to the affected employees.  Costs incurred in connection with our closure of three underperforming stores were fully recognized during the second fiscal quarter of 2003 and no amounts remained accrued as of August 2, 2003.

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

Our self-insurance exposure is concentrated in California, where the majority of our stores are located.  California has experienced significant increases in workers’ compensation costs as a result of legislative changes and rising medical costs.  These increases may adversely affect our results of operations in the future.

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

Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. The Company has adopted the provisions of SFAS No. 146 for restructuring activities, if any, initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.  Costs incurred in connection with our closure of three underperforming stores were fully recognized during the second fiscal quarter of 2003 and no amounts remained accrued as of August 2, 2003.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies the accounting for certain derivative instruments under SFAS No. 133, Accounting for Derivative and Hedging Activities.  The amendments in SFAS No. 149 require that contracts with comparable characteristics be treated similarly.  Additionally, SFAS No. 149 clarifies under what circumstances a contract with an initial investment meets the characteristics of a derivative according to SFAS No. 133 and when a financing component warrants special reporting in the statement of cash flows.  In addition, SFAS No. 149 requires that the definition of an underlying conform to language used in FIN No. 45 and amends certain other existing pronouncements.  The requirements of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships after June 30, 2003.  The initial adoption of SFAS No. 149 did not have a material effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for the classification and measurement of certain freestanding financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires companies to classify as liabilities financial instruments with certain specified characteristics.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003.  As of August 2, 2003, we had not determined the potential impact of this statement on our financial condition or results of operations.  We are in the process of evaluating whether the application of SFAS No. 150 will have a material effect on our financial statements.

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

In fiscal 2002, we opened one new store.  During the second quarter of 2003, we closed three under-performing stores and in August 2003 we closed an additional under-performing store.  Currently, we are evaluating another 2 to 4 under-performing stores for potential closure through 2005.  A material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise trends and consumer demands may cause us to close additional under-performing stores.  While the company believes that it benefits financially in the aggregate by closing underperforming stores and reducing nonproductive costs, the closure of such stores would subject us to additional increased short-term costs including, but not limited to, employee severance costs, charges in connection with the impairment of assets and costs associated with the disposition of outstanding lease obligations.

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

A variety of factors affect our comparable store sales including, among other things, the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise mix, promotional events, the impact of competition and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past, and we believe that such fluctuations may continue. Our comparable store sales increased 6.2% in fiscal 2002, decreased 4.6% in fiscal 2001, and decreased 1.0% in the fiscal year ended February 3, 2001 (“fiscal 2000”).  Comparable store sales increased 9.9% in the second quarter of fiscal 2003, as compared to an 8.9% increase in the second quarter of fiscal 2002. Past comparable store sales results may not be indicative of future results. As a result, the unpredictability of our comparable store sales may cause our revenues and operating results to vary from quarter to quarter, and an unanticipated decline in revenues may cause our stock price to fluctuate.

We depend on a number of key vendors to supply our merchandise and provide critical services, and the loss of any one of our key vendors may result in a loss of sales revenues and significantly harm our operating results.

We make merchandise purchases from over 400 vendors. Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. Although we have many sources of merchandise, two of our vendors - one, a manufacturer of upholstered furniture, and the other, a manufacturer of table and floor lamps -  together accounted for approximately 16% of our aggregate merchandise purchases in fiscal 2002. In addition, our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have limited the distribution of their merchandise in the past. We have no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products, and any vendor or distributor could discontinue selling to us at any time. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future, or be able to develop relationships with new vendors to expand our options or replace discontinued vendors. Our inability to acquire suitable merchandise in the future or the loss of one or more key vendors and our failure to replace any one or more of them may have a material adverse effect on our business, results of operations and financial condition.

In addition, a single vendor supports the majority of our management information systems. A failure by the vendor to support our management information systems adequately in the future could have a material adverse effect on our business, results of operations and financial condition.

We have begun purchasing products from a number of new vendors, many of whom are located abroad. We cannot assure you that they will be reliable sources of our products. Moreover, a number of these manufacturers and suppliers are small and undercapitalized firms that produce limited numbers of items. Given their limited resources, these firms might be susceptible to production difficulties, quality control issues and problems in delivering agreed-upon quantities on schedule. We cannot assure you that we will be able, if necessary, to return products to these suppliers and obtain refunds of our purchase price or obtain reimbursement or indemnification from them if their products prove defective. These suppliers and manufacturers also may be unable to withstand the current downturn in the U.S. or worldwide economy. Significant failures on the part of these new suppliers or manufacturers could have a material adverse effect on our operating results.

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

Our business requires substantial liquidity in order to finance inventory purchases, the employment of sales personnel for the peak holiday period, publicity for the holiday buying season and other similar advance expenses.  We currently have in place a credit facility with a syndicate of lenders, which includes Fleet Capital Corporation. The facility provides for an overall commitment of $72.0 million, of which $25.0 million is available for letters of credit. Over the past several years, we have entered into numerous modifications of this credit facility, primarily to address changes in the requirements to which we are subject.  Additionally, in August 2002, we further amended the credit facility, primarily to: 1) reduce the overall commitment from $80.0 million to $72.0 million; 2) to provide, at our election, for an additional $5.0 million of availability above the maximum available designated by formula for any continuous 60-day period between August 1st and October 31st for any year (not to exceed the $72.0 million overall commitment); 3) to extend the expiration date of the credit facility by twelve months to June 30, 2004; and (4) to provide a more favorable interest structure.  Moreover, in November 2002, we amended and restated the credit facility to reflect a number of minor revisions and updates to the then-existing credit facility documentation.

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

High levels of interest and other expense have had in the past and could have in the future negative effects on our operations. While our credit facility was amended at various times over the past several years to provide us with more favorable interest rates and changes to some requirements, a significant portion of our cash flow from operations was used in the past to pay our interest expense and was not available for other business purposes.  An increase in the variable interest rate under our credit facility coupled with an increase in our outstanding debt could result in material amounts otherwise available for other business purposes being use to pay for interest expense.

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

For fiscal 2002, we purchased approximately 45% of our merchandise directly from vendors located abroad and expect that such purchases will increase as a percentage of total merchandise purchases for the fiscal year ending on January 31, 2004. As an importer, our future success will depend in large measure upon our ability to maintain our existing foreign supplier relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them. Additionally, many of our imported products are subject to existing duties, tariffs and quotas that may limit the quantity of some types of goods which we may import into the United States. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the United States, changes in import duties, tariffs and quotas, loss of “most favored nation” trading status by the United States in relation to a particular foreign country, work stoppages including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, freight cost increases, economic uncertainties, including inflation, foreign government regulations, and political unrest and trade restrictions, including the United States retaliating against protectionist foreign trade practices. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political, financial or other instabilities that are particular to their home countries, including without limitation local acts of terrorism or economic, environmental or health and welfare-related crises, which may in turn result in limitations or temporary or permanent halts to their operations, restrictions on the transfer of goods or funds and/or other trade disruptions.  If any of these or other factors were to render the conduct of business in particular countries undesirable or impractical, our financial condition and results of operations could be materially adversely affected.

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

In addition, we have incurred significant costs in implementing a new e-commerce application and upgrading our merchandise analysis tools.  However, we cannot assure you that these changes and the substantial costs we incurred to effect these changes will generate a corresponding financial return for our business.

We depend on key personnel and could be affected by the loss of their services because of the limited number of qualified people in our industry.

The success of our business will continue to depend upon our key personnel, including our President and Chief Executive Officer, Gary G. Friedman. Competition for qualified employees and personnel in the retail industry is intense. The process of locating personnel with the combination of skills and attributes required to carry out our goals is often lengthy.  In July 2001, our then Chief Financial Officer departed and was not replaced until December of 2001.  Moreover, recent turnover in personnel and the recruitment and retention of new accounting staff for our finance department have created challenges for us.  While we retained a new Corporate Controller in November 2002, hired two new financial managers in mid-2003, have made additional changes to our finance department and its staff, and have retained outside consultants to support our existing accounting and finance teams, we have experienced difficulties in the transition and re-organization of our finance department and may experience similar or other difficulties related to this process in the future.  Our ongoing efforts to improve our accounting controls and procedures may be hampered if we experience further difficulties in the transition and re-organization of our finance department.

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

Threats of terrorist attacks in the United States, as well as future events occurring in response or connection to them, including, without limitation, future terrorist attacks or threats against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies, including the on-going U.S. interventions in Iraq and Afghanistan, further conflicts in the Middle East and in other developing countries, or military or trade disruptions affecting our domestic or foreign suppliers of merchandise, may impact our operations. The potential impact to our operations includes, among other things, delays or losses in the delivery of merchandise to us and decreased sales of the products we carry. Additionally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economies. Also, any of these events could result in economic recession in the United States or abroad. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may result in the volatility of the future market price of our common stock.

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

Item 4. Controls and Procedures.

As of August 2, 2003, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

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

We assigned the highest priority to the short-term and long-term correction of these internal control deficiencies.  Under the direction of our audit committee and with the participation of our senior management, we have taken steps designed to strengthen our disclosure controls and procedures and our internal control over financial reporting.  These include the following items.  In the last year, we hired an independent third party to perform a risk assessment and serve as our internal audit department.  We hired additional staff in our finance department, including a new Corporate Controller in November 2002 and additional accounting department personnel in 2003.  Additionally, we engaged consultants with experience at senior levels of accounting and financial management to assist and advise us in the implementation of policies and procedures to address the issues identified by our audit committee and Deloitte & Touche and to support the existing accounting and finance teams.  We have also made a number of personnel changes in the senior financial accounting staff to address accounting issues that we have identified and are correcting.  We established a disclosure committee to assist the CEO and CFO in overseeing the accuracy and timeliness of our public disclosures and evaluate regularly our disclosure controls and procedures.  Further, we added a financial expert to our audit committee.

During the fiscal quarter ended August 2, 2003, we continued a number of these corrective actions and took additional measures to address the material internal control weaknesses identified by Deloitte & Touche.  Additional corrective actions implemented during the quarter ended August 2, 2003 included the following:

•      We hired two financial managers with strong technical and operational accounting and financial reporting experience.

•      We continued to strengthen the consolidated accounting closing process, including the timely preparation and review of account reconciliations and the enhancement of procedures surrounding the timely collection, review and reporting of key financial information.

•      We continued to focus our enhanced internal technical accounting resources to timely identify and research new and emerging accounting and disclosure standards and to determine the proper accounting for new and unusual transactions.

While we have implemented a number of changes to our disclosure controls and procedures and internal control over financial reporting, as noted above, we are continuing to carry out additional interim controls and procedures, including the use of outside consultants to support the existing accounting and finance teams.  We believe that the improved procedures and controls currently being implemented, in addition to the interim steps we have taken and continue to take, address the material weaknesses and deficiencies identified by our independent auditors in our controls and procedures.  Moreover, we believe that the information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  We will continue to identify and implement actions to improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take further action as appropriate.  These controls and procedures will require continued monitoring and updating as our business continues to evolve.  We will also continue to evaluate the composition of our finance department and plan to add personnel and make other changes as required to assure that our finance organization can effectively administer our disclosure controls and procedures and internal control over financial reporting.

As a result of the steps taken to improve our disclosure controls and procedures and internal control over financial reporting, including additional interim procedures, we believe that our disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations and prevent material misstatements in our future consolidated financial results.

Other than as described above, there has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

We held our 2003 annual meeting of stockholders on July 17, 2003.  The following proposals were voted on by our stockholders and the results of each proposal are as follows:

Proposal I:

i.

The following individuals were elected by holders of our common stock and Series A preferred stock, voting as a single class, as our Class II directors to serve for a three-year term until the 2006 annual meeting of stockholders or until their successors are duly elected and qualified:

	Votes For	Votes Withheld
Robert E. Camp	28,209,124	1,153,372
John W. Tate	28,980,150	382,346

ii.

The following individual was elected by the holders of our Series A preferred stock, voting as a separate class, as our Class II director to serve for a three-year term until the 2006 annual meeting of stockholders or until his successor is duly elected and qualified:

	Votes For	Votes Withheld
Mark J. Schwartz	3,717,812	0

Proposal II:

i.	The ratification of the selection of Deloitte & Touche LLP as our independent auditors for the fiscal year ending January 31, 2004.

For	Against	Abstain	Broker Non-Votes
29,102,394	250,048	10,054	0

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

See attached exhibit index.

(b) Reports on Form 8-K.

On May 5, 2003, we filed with the Securities and Exchange Commission a current report on Form 8-K, which included reports under items 5, 7 and 12 thereto and attached a press release, dated May 2, 2003, announcing our final 2002 financial results.

On May 9, 2003, we filed with the Securities and Exchange Commission a current report on Form 8-K, which included reports under items 5, 7 and 12 thereto and attached a press release, dated May 8, 2003, announcing our sales results for the first quarter of fiscal 2003.

On May 21, 2003, we filed with the Securities and Exchange Commission a current report on Form 8-K, which included reports under items 5, 7 and 12 thereto and attached a press release, dated May 21, 2003, announcing our financial results for the first quarter of fiscal 2003.

On June 16, 2003, we filed with the Securities and Exchange Commission a current report on Form 8-K, which included reports under items 5, 7 and 12 thereto and attached our annual letter to shareholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Restoration Hardware, Inc.

Date: September 10, 2003	By:	/s/ GARY G. FRIEDMAN
Gary G. Friedman
President and Chief Executive Officer

Date: September 10, 2003	By:	/s/ KEVIN W. SHAHAN
Kevin W. Shahan
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DOCUMENT DESCRIPTIONS

3.1	Second Amended and Restated Certificate of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws (2)
10.1

Amendment No. 1 to the Seventh Amended and Restated Loan and Security Agreement, dated April 28, 2003, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Capital Corporation, and The CIT Group/Business Credit,  Inc.

31.1	Section 302 Certification of Chief Executive Officer of the Registrant
31.2	Section 302 Certification of Chief Financial Officer of the Registrant
32.1	Section 906 Certification of Chief Executive Officer of the Registrant
32.2	Section 906 Certification of Chief Financial Officer of the Registrant

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