Form 10-Q
period 2003-11-01
RESTORATION HARDWARE INC
filed 2003-12-09
CIK 863821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2003

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

Yes ☒     No ☐

As of November 19, 2003, 32,736,250 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 1, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	November 1, 2003	February 1, 2003	November 2, 2002
			(As Restated)

ASSETS
Current assets:
Cash and cash equivalents	$3,237	$1,630	$2,037
Accounts receivable	5,911	3,352	4,931
Merchandise inventories	122,145	94,500	125,671
Prepaid expense and other current assets	11,931	12,445	14,403
Total current assets	143,224	111,927	147,042
Property and equipment, net	84,170	90,038	93,432
Goodwill	4,560	4,560	4,560
Deferred tax asset	22,939	17,171	19,931
Other long-term assets	6,476	2,532	5,072
Total assets	$261,369	$226,228	$270,037

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$46,909	$35,649	$56,064
Deferred revenue and customer deposits	7,864	6,046	6,071
Other current liabilities	9,744	9,146	7,775
Total current liabilities	64,517	50,841	69,910
Line of credit, net	45,891	13,909	49,157
Deferred lease incentives	35,677	39,109	40,113
Deferred rent	14,554	14,163	13,834
Other long-term obligations	155	144	45
Total liabilities	160,794	118,166	173,059

Series A redeemable convertible preferred stock, $.0001 par value, 28,037 shares designated, 8,683, 13,470 and 13,470 shares issued and outstanding, at November 1, 2003, February 1, 2003 and November 2, 2002, respectively, aggregate liquidation preference and redemption value of $10,639 at November 1, 2003	8,541	13,328	13,529

Stockholders’ equity:
Common stock, $.0001 par value; 60,000,000 shares authorized: 32,718,511, 30,050,994 and 29,985,802 issued and outstanding, at November 1, 2003, February 1, 2003 and November 2, 2002, respectively	157,666	150,881	149,571
Unearned compensation	(284)	(659)	(659)
Accumulated other comprehensive income (loss)	841	(132)	(100)
Accumulated deficit	(66,189)	(55,356)	(65,363)
Total stockholders’ equity	92,034	94,734	83,449

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$261,369	$226,228	$270,037

See Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
				(As Restated)

Net revenue	$95,814	$90,774	$273,553	$245,170
Cost of revenue and occupancy	67,027	63,669	200,012	184,874
Gross profit	28,787	27,105	73,541	60,296
Selling, general and administrative expenses	33,031	30,024	89,922	84,986
Loss from operations	(4,244)	(2,919)	(16,381)	(24,690)

Interest expense	(527)	(840)	(1,695)	(2,225)
Interest income	8	6	21	127
Change in fair value of warrants	—	—	—	(278)
Loss before income taxes	(4,763)	(3,753)	(18,055)	(27,066)
Income tax benefit	1,905	1,351	7,222	13,753
Net loss	(2,858)	(2,402)	(10,833)	(13,313)

Preferred shareholder return:
Dividends	—	—	—	(358)

Net loss attributable to common stockholders	$(2,858)	$(2,402)	$(10,833)	$(13,671)

Net loss per common share:
Basic and diluted loss per share	$(0.09)	$(0.08)	$(0.36)	$(0.46)
Weighted average shares basic and diluted	30,602	29,926	30,246	29,660

See Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Nine Months Ended
	November 1, 2003	November 2, 2002
		(As Restated)
Cash flows from operating activities:
Net loss	$(10,833)	$(13,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,154	14,336
Change in fair value of warrants	—	278
Deferred income taxes	(7,222)	(9,509)
Changes in assets and liabilities:
Accounts receivable	(2,559)	(1,649)
Merchandise inventories	(27,645)	(65,096)
Prepaid expenses and other assets	(2,018)	(3,862)
Accounts payable and accrued expenses	11,260	22,046
Deferred revenue and customer deposits	1,818	1,312
Other current liabilities	598	494
Deferred rent	391	1,142
Deferred lease incentives	(3,432)	(1,506)
Net cash used in operating activities	(25,488)	(55,327)

Cash flows from investing activities:
Capital expenditures	(6,817)	(18,232)
Net cash used in investing activities	(6,817)	(18,232)

Cash flows from financing activities:
Borrowings under line of credit, net	31,368	49,814
Repayment of stockholder loan	—	2,050
Other long-term obligations	11	(151)
Proceeds received from Section 16(b) shareholder settlement	1,050	—
Issuance of common stock from exercise of options	948	1,518
Net cash provided by financing activities	33,377	53,231

Effects of foreign currency exchange rate translation on cash	535	80
Net increase (decrease) in cash and cash equivalents	1,607	(20,248)

Cash and cash equivalents:
Beginning of period	1,630	22,285
End of period	$3,237	$2,037

Additional cash flow information:
Cash paid during the period for interest (net of amount capitalized)	$1,116	$854
Cash (received) paid during the period for taxes	150	(4,096)
Non-cash transactions:
Conversion of Preferred Series A stock to common stock	$4,787	$935
Exercise of warrants	—	2,956
Dividends attributable to preferred stock	—	358

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Restoration Hardware, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”) is a specialty retailer of high-quality home furnishings, functional and decorative hardware and related merchandise. These products are sold through retail locations, catalogs and the Internet. As of November 1, 2003, the Company operated 103 retail stores in 31 states, the District of Columbia and Canada.

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared from the Company’s records without audit and, in management’s opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at November 1, 2003 and November 2, 2002 (as restated); results of operations for the three and nine months ended November 1, 2003 and November 2, 2002 (as restated for the nine months then ended); and changes in cash flows for the nine months ended November 1, 2003 and November 2, 2002 (as restated). The balance sheet at February 1, 2003, as presented, has been derived from the Company’s audited financial statements for the fiscal year then ended.

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

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
				(As Restated)
Net loss attributable to common stockholders As reported	$(2,858)	$(2,402)	$(10,833)	$(13,671)
Add: Stock based compensation expense included in reported net loss (net of tax)	75	130	225	272
Deduct: Compensation expense for all stock based compensation (net of tax) calculated in accordance with the fair value method	(540)	(843)	(1,515)	(2,304)
Pro forma	$(3,323)	$(3,115)	$(12,123)	$(15,703)
Net loss per common share:
Basic and diluted, as reported	$(0.09)	$(0.08)	$(0.36)	$(0.46)
Basic and diluted, pro forma	$(0.11)	$(0.10)	$(0.40)	$(0.53)

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss) (foreign currency translations adjustments).  The components of comprehensive income (loss) for the three and nine months ended November 1, 2003 and November 2, 2002, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
				(As Restated)
Components of comprehensive income (loss):
Net loss	$(2,858)	$(2,402)	$(10,833)	$(13,313)
Foreign currency translation adjustment	410	15	973	59
Total comprehensive loss	$(2,448)	$(2,387)	$(9,860)	$(13,254)

2. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. The Company has adopted the provisions of SFAS No. 146 for restructuring activities, if any, initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was to be recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.  Costs incurred in connection with the Company’s closure of one underperforming store were fully recognized during the third fiscal quarter of 2003 and no amounts remained unpaid as of November 1, 2003.

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities-an interpretation of ARB No. 51.  FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entities’ activities or is entitled to receive a majority of the entities’ residual returns or both.  FIN No. 46 also requires disclosures about variable interest entities that are not required to consolidate but in which a company has a significant variable interest.  The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements will apply to entities established on or prior to January 31, 2003 in the first fiscal year or interim period beginning after December 15, 2003.  The disclosure requirements will apply in all financial statements issued after December 15, 2003.  The Company is in the process of evaluating whether the application of FIN 46 will have a material effect on its financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies the accounting for certain derivative instruments under SFAS No. 133, Accounting for Derivative and Hedging Activities.  The amendments in SFAS No. 149 require that contracts with comparable characteristics be treated similarly.  Additionally, SFAS No. 149 clarifies under what circumstances a contract with an initial investment meets the characteristics of a derivative according to SFAS No. 133 and when a financing component warrants special reporting in the statement of cash flows.  In addition, SFAS No. 149 requires that the definition of an “underlying” conform to language used in FIN No. 45 and amends certain other existing pronouncements.  The requirements of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships after June 30, 2003.  The initial adoption of SFAS No. 149 did not have a material effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for the classification and measurement of certain freestanding financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires companies to classify as liabilities financial instruments with certain specified characteristics.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003.  The initial adoption of SFAS No. 150 did not have a material effect on the Company’s financial position or results of operations.

3. GOODWILL

As of November 1, 2003 and November 2, 2002, the Company had goodwill of $4.6 million associated with its purchase in 1998 of The Michaels Furniture Company, Inc.  With the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets, at the beginning of fiscal 2002, this goodwill was no longer subject to amortization, but instead is subject to periodic impairment testing.  Therefore, the Company’s results of operations for the three and nine month periods ended November 1, 2003 and November 2, 2002 do not reflect any amortization expense associated with this goodwill.

4.  LINE OF CREDIT, NET

On September 12, 2003, the Company amended its credit facility, which provides for an overall commitment of $72.0 million, to, among other things, increase the amount available for letters of credit from $25.0 million to $30.0 million, and extend the credit facility two years, from June 2004 to June 2006.  As of November 1, 2003, $47.0 million was outstanding under the line of credit (before unamortized debt issuance costs of $1.1 million), and there was $17.1 million in outstanding letters of credit.  Borrowings made under the credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin.  As of November 1, 2003, the bank’s reference rate was 4.75% and the LIBOR plus margin rate was 2.87%.  The availability of credit at any given time under the credit facility is limited by reference to a borrowing base formula based upon numerous factors, including eligible inventory and eligible accounts receivable. As a result, the actual borrowing availability under the credit facility could be less than the stated maximum limit of the facility reduced by the actual borrowings and outstanding letters of credit. The credit facility contains various restrictive covenants, including limitations on the Company’s annual capital expenditures, ability to incur additional debt, acquisition of other businesses and payment of dividends and other distributions.

5.  INCOME TAXES

SFAS No. 109, Accounting for Income Taxes, requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally takes into account all expected future events then known to the Company, other than changes in tax laws or rates, which are not permitted to be considered.  Additionally, SFAS No. 109 allows deferred tax assets to be recognized only to the extent such deferred tax assets are more likely than not to be realized.  During the third quarter and for the first nine months of fiscal 2003, the Company recorded income tax benefits of $1.9 million and $7.2 million, respectively, which are included in the deferred tax asset line item on the balance sheet.  During the first quarter of fiscal 2002, the Job Creation and Worker Assistance Act of 2002 was enacted into law. Among other things, this law provided for an extended carryback period from two years to five years for losses generated in fiscal 2002 and the fiscal year ended February 2, 2002 (“fiscal 2001”).  As a result of the change in the law, the Company re-evaluated its deferred tax assets in the first quarter of fiscal 2002 and, consequently, reduced its valuation allowance at May 4, 2002 from $7.0 million to $3.0 million. The condensed consolidated statements of operations for the first nine months of fiscal 2002 reflect the effect of this valuation allowance reduction as a $4.0 million tax benefit. The Company subsequently received cash of $4.0 million in fiscal 2002 associated with the carryback of these net operating losses.

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

	Three Months Ended		Nine Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Common stock issuable upon conversion of the Series A preferred stock	6,431,752	6,760,692	6,656,027	6,760,692
Common stock subject to outstanding stock options	875,438	406,886	439,910	994,145

The above stock options represent only those stock options whose exercise prices are less than the average market price of the stock for the quarter.  Had the Company been in a net income position, there would have been 1,776,495 and 2,812,550 stock options for the three months ended November 1, 2003 and November 2, 2002, respectively, and 2,682,336 and 1,175,042 stock options for the nine months ended November 1, 2003 and November 2, 2002, respectively, that would have been excluded from the diluted earnings per share calculation because the option exercise price for those options exceeded the average stock price for those periods.

7. SEGMENT REPORTING

The Company classifies its business interests into three identifiable segments: retail; direct-to-customer; and furniture manufacturing. The retail segment includes revenue and expenses associated with the Company’s retail locations. The direct-to-customer segment includes all revenue and expenses associated with catalog and Internet revenue. The furniture manufacturing segment includes all revenue and expenses associated with the Company’s wholly-owned furniture manufacturer, The Michaels Furniture Company, Inc. The Company evaluates performance and allocates resources based on results from operations, which excludes unallocated corporate general and administrative costs. Certain segment information, including segment assets, asset expenditures and related depreciation expense, is not presented as all of the Company’s assets are commingled and are not available by segment.

Financial information for the Company’s business segments is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Net Revenue:
Retail	$79,852	$79,869	$232,200	$218,060
Direct-to-Customer	15,956	10,901	41,338	27,088
Furniture manufacturing	4,730	5,180	13,775	13,317
Intersegment furniture revenue	(4,724)	(5,176)	(13,760)	(13,295)
Total net revenue	$95,814	$90,774	$273,553	$245,170

	Three Months Ended		Nine Months Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
				(As Restated)
Income (loss) from operations:
Retail	$4,782	$6,744	$13,996	$6,468
Direct-to-Customer	1,091	689	4,387	1,979
Furniture manufacturing	144	107	114	(183)
Unallocated	(10,252)	(10,521)	(34,704)	(32,185)
Intersegment gain (loss) from operations	(9)	62	(174)	(769)
Total loss from operations	$(4,244)	$(2,919)	$(16,381)	$(24,690)

8. RESTATEMENT

As discussed in the Company’s annual report on Form 10-K, as amended, for the fiscal year ended February 1, 2003, subsequent to the issuance of the Company’s unaudited results for the first two quarterly periods of fiscal 2002, the Company’s management determined that certain errors existed in previously issued consolidated financial statements. The Company determined that its accounts payable balances at February 2, 2002 were overstated resulting from the inclusion of fiscal 2002 payables in fiscal 2001.  The Company also determined that its inventory at February 2, 2002 was understated as a result of owned inventories in transit being excluded from its reported inventory balance.  As a result, the condensed consolidated financial statements as of and for the nine months ended November 2, 2002, were restated from the amounts previously reported as follows:

	As of November 2, 2002
(in thousands)	As Previously Reported	As Restated

Merchandise inventories	$127,964	$125,671
Prepaid expenses and other current assets	16,046	14,403
Deferred tax asset	20,232	19,931
Other long-term assets	812	5,072
Deferred rent	13,848	13,834
Accumulated deficit	(65,111)	(65,363)
Total stockholders’ equity	$83,701	$83,449

	Nine Months Ended November 2, 2002
(Dollars in thousands, except per share amounts)	As Previously Reported	As Restated

Net revenue	$245,170	$245,170
Cost of revenue and occupancy	184,264	184,874
Gross profit	60,906	60,296
Selling, general and administrative expenses	84,875	84,986
Loss from operations	(23,969)	(24,690)
Interest expense	(2,227)	(2,225)
Interest income	129	127
Change in fair value of warrants	(278)	(278)
Loss before income taxes	(26,345)	(27,066)
Income tax benefit	13,484	13,753
Net loss	(12,861)	(13,313)
Basic and diluted net loss per share	$(0.45)	$(0.46)

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

As of November 1, 2003, we operated 103 stores in 31 states, the District of Columbia and Canada.  In addition to our retail stores, we operate a direct-to-customer sales channel which includes both catalog and Internet, and a wholly-owned furniture manufacturer.

During the first nine months of fiscal 2003, we closed four under-performing stores, one of which we closed during the third quarter of fiscal 2003.  Currently, we are evaluating another three under-performing stores for potential closure through 2004.

For the third quarter of fiscal 2003, net revenue was $95.8 million, a 6% increase over net revenue of $90.8 million for the third quarter of fiscal 2002.  Comparable stores sales for the third quarter of fiscal 2003 increased 2.9% over the same period a year ago.  In the third quarter of fiscal 2003 we also experienced an increase of $8.8 million in demand for orders not yet delivered to our customers.  Direct-to-customer revenue, which includes catalog and Internet revenue, in the third quarter of 2003 increased 46% over the prior year to $16.0 million.

Net revenue was $273.6 million for the first nine months of fiscal 2003, an increase of 12% over net revenue of $245.2 million for the same period of fiscal 2002.  Comparable stores sales for the first nine months of fiscal 2003 increased 8.0% over the same period in the prior year.  Direct-to-customer revenue increased 53% for the first nine months of fiscal 2003 over the same period of fiscal 2002 to $41.3 million.

Net loss attributable to common stockholders was $0.09 per share, or $2.9 million for the third quarter of fiscal 2003, compared to a net loss attributable to common stockholders of $0.08 per share or $2.4 million for the third quarter of fiscal 2002.  This increase is due to an increase in selling, general and administrative expenses, which were higher in the third quarter of fiscal 2003 due to higher costs of advertising, as well as increased payroll for employees in our stores, distribution centers and call centers, all of which was incurred in support of our third quarter sales events, offset by a slight improvement in gross margin.

For the first nine months of fiscal 2003, net loss attributable to common shareholders was $0.36 per share, or $10.8 million, compared to net loss attributable to common shareholders of $0.46 per share, or $13.7 million for the first nine months of fiscal 2002.  The Company’s net loss attributable to common stockholders for the first nine months of fiscal 2003 was lower than the year ago period due to significantly higher sales levels, improved gross margin, and expense leverage on improved sales performance.

RESULTS OF OPERATIONS

NET REVENUE

Net revenue consists of the following components:

	Third Quarter 2003		Third Quarter 2002		Year to Date 2003		Year to Date 2002
(dollars in thousands)	Dollars	% Total	Dollars	% Total	Dollars	% Total	Dollars	% Total

Retail	$79,852	83.3%	$79,869	88.0%	$232,200	84.9%	$218,060	88.9%
Direct-to-customer	15,956	16.7%	10,901	12.0%	41,338	15.1%	27,088	11.1%
Furniture manufacturing	6	0.0%	4	0.0%	15	0.0%	22	0.0%
	$95,814	100%	$90,774	100%	$273,553	100%	$245,170	100%

Net revenue for the third quarter of fiscal 2003 increased $5.0 million or 6% over net revenue reported for the third quarter of fiscal 2002.  The increase in net revenue in the third quarter of this fiscal year compared to last year is due to an increase in comparable store sales of 2.9% and strong sales growth in our direct-to-customer division, offset by lower sales due to the closing of three underperforming stores during the second quarter of fiscal 2003 and the closure of one additional underperforming store at the beginning of the third quarter of fiscal 2003.

In the third quarter of 2003, we also experienced an increase of $8.8 million in demand for orders not yet delivered to our customers in the retail and direct channels combined.  Our first Annual Autumn Furniture Sale, the relatively late timing of the Famous Fall Lighting Sale and the launch of a new special order upholstery program all contributed to demand that was not recognized during the third quarter due to the timing of these deliveries.  The majority of these orders will be recognized as revenue as our deliveries to customers are completed.

Sales of furniture manufactured by us are reported in the sales channel through which they are sold.

Retail Revenue

	Third Quarter		Year to Date
(dollars in thousands)	2003	2002	2003	2002
Net retail revenue	$79,852	$79,869	$232,200	$218,060
Net retail revenue growth percentage	0%	16%	6%	8%
Comparable stores sales increase	2.9%	14.9%	8.0%	8.3%

Number of stores at period beginning	102	105	105	104
Store openings	2	—	2	1
Store closings	(1)	—	(4)	—
Number of stores at period end	103	105	103	105

Store selling sq. ft. at period end	675,585	688,634	675,585	688,634

Retail revenue for the third quarter of fiscal 2003 was consistent with retail revenue reported for the third quarter of fiscal 2002.  Comparable store sales increased 2.9%, which was offset by lower sales due to the closing of three underperforming stores during the second quarter of fiscal 2003 and the closure of one additional underperforming store at the beginning of the third quarter of fiscal 2003.

For the first nine months of fiscal 2003, retail revenue increased 6% as compared to the same period of the prior year, primarily due to an increase in comparable store sales of 8.0%.

During the third quarter of fiscal 2003, we opened two new stores, one that is located in Cleveland, Ohio and one that is located in Richmond, Virginia, and we closed one under-performing store, which was located in Palm Beach, Florida.  We opened two stores based on our new store prototype, which is designed to showcase our existing and new core businesses with greater clarity and authority.  A third prototype store was opened in November 2003, replacing our previously existing store in Corte Madera, California.

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

 In August 2003, we began to include the cost of shipping in the product price for our retail sales.  As a result, shipping income is now included in our net retail revenue line item.

Direct-to-Customer

	Third Quarter		Year to Date
(dollars in thousands)	2003	2002	2003	2002

Catalog revenue	$8,611	$6,623	$22,568	$16,032
Internet revenue	5,348	3,044	13,365	7,815
Net direct-to-customer revenue	13,959	9,667	35,933	23,847
Shipping fees	1,997	1,234	5,405	3,241
Total direct-to-customer revenue	$15,956	$10,901	$41,338	$27,088

Percent growth in total direct-to-customer revenue	46%	66%	53%	38%
Percent growth in number of catalogs mailed	18%	38%	7%	50%

Direct-to-customer revenue consists of catalog and Internet revenue.  Total direct-to-customer revenue in the third quarter of fiscal 2003 increased 46% to $16.0 million as compared to the third quarter of fiscal 2002. For the first nine months of fiscal 2003, total direct-to-customer revenue was $41.3 million, a 53% increase as compared to the same period of fiscal 2002.  We believe this growth was driven by an increase in catalog circulation, an increase in the average page count per catalog, positive customer reaction to the product assortment offered in our catalog, and the higher percentage of merchandise which is only available from our catalog or through our website.  Catalog circulation increased by 18% and 7% in the three and nine months ended November 1, 2003, respectively, over the comparable periods in fiscal 2002, primarily as a result of increased circulation in our store trade area as we continued to use our catalog as our primary marketing tool.

Furniture Manufacturing

The Michaels Furniture Company, Inc. is our wholly-owned furniture manufacturing company. It is located in

Sacramento, California. Furniture produced at The Michaels Furniture Company, Inc. is sold through our sales channels or to employees. There are no sales to third party resellers.

EXPENSES

The following table sets forth for the periods indicated the percentage of net revenue represented by certain line items in our Condensed Consolidated Statements of Operations.

	Third Quarter		Year to Date
	2003	2002	2003	2002

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue and occupancy	70.0%	70.1%	73.1%	75.4%
Gross profit	30.0%	29.9%	26.9%	24.6%
Selling, general and administrative expenses	34.5%	33.1%	32.9%	34.7%
Loss from operations	(4.5)%	(3.2)%	(6.0)%	(10.1)%
Interest expense, change in fair value of warrants and interest income	(0.5)%	(0.9)%	(0.6)%	(0.9)%
Loss before income taxes	(5.0)%	(4.1)%	(6.6)%	(11.0)%
Income tax benefit	2.0%	1.5%	2.6%	5.6%
Net loss	(3.0)%	(2.6)%	(4.0)%	(5.4)%

COST OF REVENUE AND OCCUPANCY

Cost of revenue and occupancy expressed as a percentage of net revenue improved 10 basis points to 70.0% for the third quarter of fiscal 2003 from 70.1% for the same period of fiscal 2002, due to an improved product margin and the leveraging of relatively fixed occupancy costs in the third quarter of fiscal 2003, which continued to decline as a percentage of revenue, offset by an increase in customer distribution costs related to the challenges of processing and delivering increased furniture demand and, to a lesser degree, the implementation of a new customer order management system.

Cost of revenue and occupancy costs expressed as a percentage of net revenue improved 230 basis points to 73.1% for the first nine months of fiscal 2003 from 75.4% for the same period of fiscal 2002.  The majority of this decrease was due to the leveraging of relatively fixed occupancy costs over our higher sales levels.

During the third quarter of fiscal 2003, we experienced a union organizing effort at our Baltimore, Maryland distribution facility.  While the Baltimore facility workforce voted in favor of unionization, a labor contract has not been negotiated.  We do not currently believe that the Baltimore facility’s affiliation with a union would have a material adverse effect on our results of operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses expressed as a percentage of net revenue increased 140 basis points, to 34.5% in the third quarter of fiscal 2003 from 33.1% in the third quarter of fiscal 2002.  Selling, general, and administrative expenses expressed in absolute dollars increased $3.0 million, to $33.0 million in the third quarter of fiscal 2003 from $30.0 million in the third quarter of fiscal 2002.  These increases reflected higher costs of advertising, as well as increased payroll for employees in our stores, distribution centers and call centers, all of which was incurred in support of our third quarter sales events, including the first Annual Autumn Furniture Sale and the Famous Fall Lighting Sale.

Selling, general and administrative expenses expressed as a percentage of net revenue decreased 180 basis points, to 32.9% for the first nine months of fiscal 2003 from 34.7% for the same period of fiscal 2002.  Selling, general and administrative expenses expressed in absolute dollars increased $4.9 million, to $89.9 million in the first nine months of fiscal 2003 from $85.0 million for the same period of fiscal 2002.  Approximately half of the improvement in selling, general and administrative expenses, expressed as a percentage of net revenue, was due to a reduction in store costs, including display and signage, and payroll.  The other half of the improvement was due to the leveraging of relatively fixed headquarters expenses over our higher sales levels.  The increase in selling, general, and administrative expenses in absolute dollars was due to an increase in payroll in support of our sales growth, and an increase in catalog production costs related to our increases in circulation and overall page count per book.

SEASONALITY

Our business is highly seasonal, which reflects a general pattern in the retail industry of the highest sales and earnings occurring during the holiday season.  Historically, significant portions of our sales have been made during our fourth fiscal quarter. In anticipation of our peak selling season, we have incurred, and we expect to incur during the fourth fiscal quarter of fiscal 2003, significant additional expenses in connection with, among other things, the hiring of additional seasonal employees in our retail stores and the production and mailing of our catalogs.  If, for any reason, our sales fall below our expectations for November and December, our business, financial condition and annual operating results may be materially adversely affected.

INTEREST EXPENSE AND OTHER

Interest expense includes interest on borrowings under our line of credit facility and amortization of debt issuance costs.  Interest expense for the third quarter of fiscal 2003 decreased $0.3 million from interest expense for the third quarter of fiscal 2002 primarily due to lower average borrowing rates.

Interest expense for the first nine months of fiscal 2003 decreased to $1.7 million, compared to $2.2 million for the same period of fiscal 2002, due to lower average borrowing rates offset by higher average borrowings outstanding related to our business growth.

Interest income decreased to $21,000 for the first nine months of fiscal 2003 from $127,000 for the same period of fiscal 2002 principally due to the repayment of a shareholder note by our President and Chief Executive Officer, Gary G. Friedman, during the third quarter of fiscal 2002.  Minor amounts of interest income were also recorded in the first nine months of both fiscal 2003 and fiscal 2002, respectively, in connection with another note receivable, which currently remains outstanding.

We originally issued warrants in connection with a September 2000 amendment of our credit facility.  Such warrants have been exercised into common stock over time and all warrants had been exercised by the end of the first quarter of fiscal 2002.  During the period the warrants were outstanding in fiscal 2002, $0.3 million was recorded as a result of the change in their fair value.

INCOME TAX BENEFIT

Our effective tax benefit rate was 40% for the third quarter of fiscal 2003.  This rate reflects the effect of aggregate state tax rates based on a mix of retail sales and direct-to-customer sales in the various states in which we have sales revenue or conduct business.

Our income tax benefit for the first nine months of fiscal 2002 included a partial reversal of a deferred tax valuation allowance established at the end of the fiscal year ended February 2, 2002 (“fiscal 2001”). As a result of the Job Creation and Worker Assistance Act of 2002, enacted on March 9, 2002, $4.0 million of deferred tax assets became more likely than not to be realized, and was recognized as an additional tax benefit in the first quarter of fiscal 2002.  We subsequently received cash of $4.0 million in fiscal 2002 associated with the carryback of these net operating losses.

PREFERRED SHAREHOLDER DIVIDENDS

A dividend charge of $0.4 million was recognized during the first nine months of fiscal 2002 associated with our outstanding Series A preferred stock.  Subsequently, pursuant to an August 2, 2002 Letter Agreement, holders of our Series A preferred stock agreed to waive their dividend participation right in the event we were to declare a dividend on our common stock.  In the same agreement, we agreed that we will not declare any dividends payable to our common stock holders until we first obtain the approval of at least seventy percent of the then outstanding shares of Series A preferred stock.  We have never declared or paid any dividends on our common stock and we have no obligation to do so.  As a result of the Letter Agreement, beginning with the second quarter of fiscal 2002, we no longer record dividend charges related to our outstanding Series A preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flows

Net cash used in operating activities for the first nine months of fiscal 2003 was $25.5 million compared to $55.3 million for the same period of fiscal 2002.  The decrease in net cash used in operating activities resulted primarily from significantly lower merchandise inventory purchases, partially offset by our accounts payable and accrued expenses, which also decreased for the period.  Merchandise inventory purchase activity was higher in the first nine months of fiscal 2002 as part of the launch of our merchandise repositioning strategy.

Investing cash flows

Net cash used in investing activities for the first nine months of fiscal 2003 was $6.8 million compared to $18.2 million for the same period of fiscal 2002.  The decrease in net cash used in investing activities reflects the fact that we invested significant amounts of cash for capital expenditures in the first nine months of fiscal 2002 primarily to remodel our stores.

Financing cash flows

Net cash provided by financing activities for the first nine months of fiscal 2003 was $33.4 million compared to $53.2 million for the same period of fiscal 2002.  Substantially all of the net cash provided by financing activities for the first nine months of fiscal 2003 and fiscal 2002 resulted from net borrowings of $31.4 million and $49.8 million, respectively, under our credit facility.  In addition, we received $1.1 million during the first quarter of fiscal 2003 in connection with the settlement of a claim under Section 16(b) of the Securities Exchange Act of 1934, as amended.  During the third quarter of fiscal 2002, our President and Chief Executive Officer, Gary G. Friedman, paid us $2.1 million, which represented the remaining amount owed to us under his shareholder note.

On September 12, 2003, we amended our credit facility, which provides for an overall commitment of $72.0 million, to, among other things, increase the amount available for letters of credit from $25.0 million to $30.0 million, and extend the credit facility two years, from June 2004 to June 2006.  As of November 1, 2003, we had $47.0 million outstanding under the line of credit (before unamortized debt issuance costs of $1.1 million), and $17.1 million in outstanding letters of credit.  Borrowings made under the credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin.  As of November 1, 2003, the bank’s reference rate was 4.75% and the LIBOR plus margin rate was 2.87%.  The availability of credit at any given time under the credit facility is limited by reference to a borrowing base formula based upon numerous factors, including eligible inventory and eligible accounts receivable. As a result, the actual borrowing availability under the credit facility could be less than the stated maximum limit of the facility reduced by the actual borrowings and outstanding letters of credit.  The credit facility contains various restrictive covenants, including limitations on our annual capital expenditures, ability to incur debt, acquisition of other businesses and payment of dividends and other distributions.

We currently believe that our cash flows from operations and funds available under our credit facility will satisfy our expected working capital and capital requirements, including our contractual commitments described below, for at least the next 12 months.  However, the weakening of, or other adverse developments concerning our sales performance or adverse developments concerning the availability of credit under our credit facility due to covenant limitations or other factors could limit the overall availability of funds to us. Moreover, we may not have successfully anticipated our future capital needs and we may need to raise additional funds in order to take advantage of unanticipated opportunities.  Should the need arise, we may choose to raise additional funds to respond to changing business conditions or unanticipated competitive pressures.  However, additional sources of financing may not be available or, if available, may not be on terms favorable to us or our stockholders. If we fail to raise sufficient funds, we may be required to delay or abandon some of our planned future expenditures or aspects of our current operations.  For more information, please see the section entitled “Factors That May Affect Our Future Operating Results,” below, in particular under the captions “We are dependent on external funding sources which may not make available to us sufficient funds when we need them,” and  “Because our business requires a substantial level of liquidity, we are dependent upon a credit facility with numerous restrictive covenants that limit our flexibility.”

Contractual Commitments

The following table summarizes our significant contractual obligations as of November 1, 2003 (dollars in thousands):

	Amount of Commitment Expiration Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 years

Contractual obligations:
Operating leases	$288,359	$35,972	$68,863	$65,248	$118,276
Capital leases	222	124	87	11	—
Total contractual cash obligations	$288,581	$36,096	$68,950	$65,259	$118,276

	Amount of Commitment Expiration Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 years

Other commercial commitments:
Revolving credit facility	$54,944	$—	$54,944	$—	$—
Standby letters of credit	2,573	2,573	—	—	—
Trade letters of credit	14,483	14,483	—	—	—
Total commercial commitments	$72,000	$17,056	$54,944	$—	$—

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

Our management believes the following critical accounting policies affect their more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

Revenue:  Revenue is recognized at the time of customer receipt.  This can occur when an item is purchased in the store, or when the item is delivered to the customer.  We record the sale as revenue in the channel where the transaction originated.

Shipping and handling:  We record shipping and handling fees as revenue in the sales channel that originated the sales transaction.  Costs of shipping and handling are included in cost of revenue and occupancy.

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

Deferred Catalog Expenses

Deferred catalog expenses consist of the cost to prepare, print and distribute catalogs.  Such costs are amortized over the expected revenue generated from each catalog.  We estimate expected revenue based on historical experience. Typically the cost of a catalog is amortized in the first four months.

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

We review goodwill and other intangibles with indefinite useful lives for impairment annually, or more frequently if events or changes in circumstances warrant.  If the carrying values of such assets exceed their estimated fair values, we record an impairment loss to write the assets down to their estimated fair values.  There were no impairment charges recorded against goodwill in either of the first nine-month periods of fiscal 2003 or fiscal 2002.

We generally evaluate long-lived tangible assets and intangible assets with finite useful lives at an individual store level, which is the lowest level at which independent cash flows can be identified.  We evaluate corporate assets or other long-lived assets that are not store-specific at a consolidated entity or segment level, as appropriate.

Since there is typically no active market for our long-lived tangible and intangible assets, we estimate fair values based on the expected present value of future cash flows.  We estimate future cash flows based on store-level historical results, current trends and operating and cash flow projections.  Our estimates are subject to substantial uncertainty and may be affected by a number of factors outside our control, including general economic conditions, the competitive environment and regulatory changes.  If actual results differ from our estimates of future cash flows, we may record significant additional impairment charges in the future.

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

Effective with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, on January 1, 2003, we recognize a liability for costs associated with closing a store when the liability is incurred.  We record the present value of expected future lease costs and other closure costs when the store is closed.  We record severance and other employee-related costs in the period in which we communicate the closure and related severance packages to the affected employees.  Costs incurred in connection with our closure of one underperforming store was fully recognized during the third fiscal quarter of 2003 and no amounts remained accrued as of November 1, 2003.

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

Self Insurance

We obtain insurance coverage for significant exposures as well as those risks required to be insured by law.  It is generally our policy to retain a significant portion of certain losses related to workers’ compensation, general liability, property losses, business interruptions and employee health care.  We record provisions for these items based on claims experience, regulatory changes, an estimate of claims incurred but not yet reported and other relevant factors.  The projections involved in this process are subject to substantial uncertainty because of several unpredictable factors, including actual future claims experience, regulatory changes, litigation trends and changes in inflation.

Our self-insurance exposure is concentrated in California, where many of our stores are located.  California has experienced significant increases in workers’ compensation costs as a result of legislative changes and rising medical costs.  These increases may adversely affect our results of operations in the future.

If claims are greater than we originally estimate, or if costs increase beyond what we have anticipated, our recorded reserves may not be sufficient, and we may record significant additional expense.

Income Taxes

We account for income taxes under SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns.  In estimating future tax consequences, we generally take into account all expected future events then known to us, other than changes in the tax law or rates, which are not permitted to be considered. Accordingly, we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. The amount of valuation allowance is based upon management’s best estimate of the recoverability of our deferred tax assets. While future taxable income and ongoing prudent and feasible tax planning are considered in determining the amount of the valuation allowance, this allowance is subject to adjustment in the future.  Specifically, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase income in the period such determination was made.  Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

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

Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. We adopted the provisions of SFAS No. 146 for restructuring activities, if any, initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was to be recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.  Costs incurred in connection with our closure of one underperforming store were fully recognized during the third fiscal quarter of 2003 and no amounts remained unpaid as of November 1, 2003.

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51.  FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entities’ activities or is entitled to receive a majority of the entities’ residual returns or both.  FIN No. 46 also requires disclosures about variable interest entities that are not required to consolidate but in which a company has a significant variable interest.  The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements will apply to entities established on or prior to January 31, 2003 in the first fiscal year or interim period beginning after December 15, 2003.  The disclosure requirements will apply in all financial statements issued after December 15, 2003.  We are in the process of evaluating whether the application of FIN 46 will have a material effect on our financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies the accounting for certain derivative instruments under SFAS No. 133,

Accounting for Derivative and Hedging Activities.  The amendments in SFAS No. 149 require that contracts with comparable characteristics be treated similarly.  Additionally, SFAS No. 149 clarifies under what circumstances a contract with an initial investment meets the characteristics of a derivative according to SFAS No. 133 and when a financing component warrants special reporting in the statement of cash flows.  In addition, SFAS No. 149 requires that the definition of an “underlying” conform to language used in FIN No. 45 and amends certain other existing pronouncements.  The requirements of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships after June 30, 2003.  The initial adoption of SFAS No. 149 did not have a material effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for the classification and measurement of certain freestanding financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires companies to classify as liabilities financial instruments with certain specified characteristics.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003.  The initial adoption of SFAS No. 150 did not have a material effect on our financial position or results of operations.

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

During the third quarter of fiscal 2003, we closed one under-performing store.  Currently, we are evaluating another three under-performing stores for potential closure through 2004.  A material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise trends and consumer demands may cause us to close additional under-performing stores.  While we believe that we benefit financially in the aggregate by closing under-performing stores and reducing nonproductive costs, the closure of such stores would subject us to additional increased short-term costs including, but not limited to, employee severance costs, charges in connection with the impairment of assets and costs associated with the disposition of outstanding lease obligations.

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

Our business is highly seasonal. We make decisions regarding merchandise well in advance of the season in which it will be sold, particularly for the holiday selling season. The general pattern associated with the retail industry is one of peak sales and earnings during the holiday season. Due to the importance of the holiday selling season, the fourth quarter of each year has historically contributed, and we expect it will continue to contribute, a disproportionate percentage of our net revenue and our gross profit for the entire year. In anticipation of increased sales activity during the fourth quarter, we incur significant additional expenses both prior to and during the fourth quarter. These expenses may include acquisition of additional inventory, catalog preparation and mailing, advertising, in-store promotions, seasonal staffing needs and other similar items. If, for any reason, our sales were to fall below our expectations in November and December, our business, financial condition and annual operating results may be materially adversely affected.

Increased catalog expenditures without increased revenues may have a negative impact on our operating results.

Over the past several fiscal years, we have substantially increased the amount that we spend on catalog costs, and we expect to continue to invest at these increased levels in the current fiscal year and in the future. Moreover, these costs have increased significantly over the past two years.  As a result, if we misjudge the directions or trends in our market, we may expend large amounts of cash that generate little return on investment, which would have a negative effect on our operating results.  If we spend increasing amounts of our cash on such costs without achieving overall revenue increases, it would have a negative impact on our operating results.

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

A variety of factors affect our comparable store sales including, among other things, the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise mix, promotional events, the impact of competition and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past, and we believe that such fluctuations may continue. Our comparable store sales increased 6.2% in fiscal 2002, 2.9% in the third quarter of fiscal 2003 and 8.0% on a nine month year to date basis in fiscal 2003. Past comparable store sales results may not be indicative of future results. As a result, the unpredictability of our comparable store sales may cause our revenues and operating results to vary from quarter to quarter, and an unanticipated decline in revenues may cause our stock price to fluctuate.

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

The distribution functions for our stores are currently handled from our facilities in Hayward and Tracy, California and Baltimore, Maryland. Any significant interruption in the operation of any of these facilities may delay shipment of merchandise to our stores and customers, damage our reputation or otherwise have a material adverse effect on our financial condition and results of operations. Moreover, a failure to successfully coordinate the operations of these facilities also could have a material adverse effect on our financial condition and results of operations.  For example, during the third quarter of fiscal 2003, we had delays in the delivery of some customer orders related to the challenges of processing and delivering increased furniture demand, and to a lesser degree, the implementation of a new customer order management system.  While we are addressing these issues, complete resolution may not occur immediately and further distribution problems, should they arise, may materially affect our net revenues in particular periods and/or the timing of the recognition of revenue from orders not yet delivered.  Separately, significant disruptions to the operations of the third party vendor who handles the distribution and fulfillment functions for our direct-to-customer business on an outsourced basis could be expected to have similar negative consequences.

Labor activities could cause labor relations difficulties for us.

As of November 1, 2003, we had approximately 3,065 full and part time employees.  While we believe our relations with our employees are generally good.  During the quarter, approximately 48 of our employees at our Baltimore, Maryland distribution facility voted in September 2003 to unionize.  Although our distribution facilities have not experienced any material work stoppages, we cannot predict the effect union representation or future organizational activities will have on our business and operations.  However, if additional employees were to vote to unionize, or if we were to become subject to work stoppages, we could experience disruption in our operations and increases in our labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

We are dependent on external funding sources which may not make available to us sufficient funds when we need them.

We have significantly relied and may rely in the future on external funding sources to finance our operations and growth. Any reduction in cash flow from operations could increase our external funding requirements to levels above those currently available to us. While we currently have in place a $72.0 million credit facility, the amount available under this facility could be less than the $72.0 million stated maximum limit of the facility because the availability of eligible collateral for purposes of the borrowing base limitations in the credit facility. We currently believe that our cash flow from operations and funds available under our credit facility will satisfy our capital requirements for at least the next 12 months. However, the weakening of, or other adverse developments concerning, our sales performance or adverse developments concerning the availability of credit under our credit facility due to covenant limitations or other factors could limit the overall availability of funds to us.

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

Our business requires substantial liquidity in order to finance inventory purchases, the employment of sales personnel for the peak holiday period, publicity for the holiday buying season and other similar advance expenses.  We currently have in place a credit facility that provides for an overall commitment of $72.0 million. Over the past several years, we have entered into numerous modifications, amendments and restatements of this credit facility, primarily to address changes in the requirements to which we are subject.

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

High levels of interest and other expense have had in the past and could have in the future negative effects on our operations. While our credit facility was amended at various times over the past several years to provide us with more favorable interest rates and changes to some requirements, a significant portion of our cash flow from operations was used in the past to pay our interest expense and was not available for other business purposes.  An increase in the variable interest rate under our credit facility coupled with an increase in our outstanding debt could result in material amounts otherwise available for other business purposes being used to pay for interest expense.

Our ability to continue to meet our future debt and other obligations and to minimize our average debt level depends on our future operating performance and on economic, financial, competitive and other factors.  Many of these factors are beyond our control.  In addition, we may need to incur additional indebtedness in the future. We cannot assure you that our business will generate sufficient cash flow or that future financings will be available to provide sufficient proceeds to meet our needs or obligations or to service our total debt.

We are subject to trade restrictions and other risks associated with our dependence on foreign imports for our merchandise.

For fiscal 2002, we purchased approximately 45% of our merchandise directly from vendors located abroad and expect that such purchases will increase as a percentage of total merchandise purchases for fiscal 2003. As an importer, our future success will depend in large measure upon our ability to maintain our existing foreign supplier relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them. Additionally, many of our imported products are subject to existing duties, tariffs and quotas that may limit the quantity of some types of goods which we may import into the United States. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the United States, changes in import duties, tariffs and quotas, loss of “most favored nation” trading status by the United States in relation to a particular foreign country, work stoppages including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, freight cost increases, economic uncertainties, including inflation, foreign government regulations, and political unrest and trade restrictions, including the United States retaliating against protectionist foreign trade practices. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political, financial or other instabilities that are particular to their home countries, including without limitation local acts of terrorism or economic, environmental or health and welfare-related crises, which may in turn result in limitations or temporary or permanent halts to their operations, restrictions on the transfer of goods or funds and/or other trade disruptions.  If any of these or other factors were to render the conduct of business in particular countries undesirable or impractical, our financial condition and results of operations could be materially adversely affected.

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

Rapid growth in our direct-to-customer business may not be sustained and may not generate a corresponding increase in profits to our business.

In fiscal 2002, revenue through our direct-to-customer channel grew by 33% as compared to the prior fiscal year. Increased activity in our direct-to-customer business could result in material changes in our operating costs, including increased merchandise inventory costs and costs for paper and postage associated with the distribution and shipping of catalogs and products. Although we intend to attempt to mitigate the impact of these increases by improving sales revenue and efficiencies, we cannot assure you that we will succeed in mitigating expenses with increased efficiency or that cost increases associated with our direct-to-customer business will not have an adverse effect on the profitability of our business. Additionally, while we outsource to a third party the fulfillment of our direct-to-customer division, including customer service and distribution, the third party may not have the capacity to accommodate our growth. This lack of capacity may result in delayed customer orders and deficiencies in customer service, both of which may adversely affect our reputation, cause us to lose sales revenue and limit or counter recent growth in our direct-to-customer business.

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

The success of our business will continue to depend upon our key personnel, including our President and Chief Executive Officer, Gary G. Friedman. Competition for qualified employees and personnel in the retail industry is intense. The process of locating personnel with the combination of skills and attributes required to carry out our goals is often lengthy.  For example, in July 2001, our then Chief Financial Officer departed and was not replaced until December of 2001.  More recently, turnover in personnel and the recruitment and retention of new accounting staff for our finance department have created challenges for us.  While we retained a new Corporate Controller in November 2002, hired two new financial managers in mid-2003, retained an independent third party to serve as our internal audit department, retained a new Chief Financial Officer in October 2003, and have made additional changes to our finance department and its staff, we have experienced difficulties in the transition and re-organization of our finance department and may experience similar or other difficulties related to this process in the future.  Our ongoing efforts to improve our accounting controls and procedures may be hampered if we experience further difficulties in the transition and re-organization of our finance department.

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

We cannot predict the effect, if any, that future sales of shares of our common stock or the availability for future sale of shares of our common stock or securities convertible into or exercisable for our common stock will have on the market price of our common stock prevailing from time to time. For example, in connection with our March 2001 preferred stock financing, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register approximately 6.4 million shares of our common stock issued, or to be issued, upon the conversion of our Series A preferred stock to some of our stockholders. The registration statement was declared effective by the Securities and Exchange Commission on October 31, 2002.  Sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement or under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options, or the conversion of our preferred stock, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our common stock and could materially impair our future ability to raise capital through an offering of equity securities.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to the forward-looking statements we make. Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “anticipates,” “estimates,” “expects,” “may,” “intends,” and words of similar import or statements of our management’s opinion.  Such forward-looking statements include our plans, expectations, goals or intentions regarding the future, including but not limited to statements regarding expectations of future funding of working capital and capital requirements, statements regarding anticipated revenue recognition in connection with the delivery of customer orders, statements relating to potential store closures and statements relating to the effects of unionization activities in our Baltimore facility.  Forward-looking statements involve known and unknown risks, uncertainties and other factors, including those risks, uncertainties and other factors identified in the section of this report entitled “Factors that May Affect our Future Operating Results” and those risks, uncertainties and other factors identified elsewhere in this report. Such risks, uncertainties and other factors are based on current expectations. These risks, uncertainties and other factors may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, changes in economic or business conditions in general, changes in product supply, fluctuations in comparable store sales, limitations resulting from restrictive covenants in our credit facility, failure of our management to anticipate changes in consumer trends, loss of key vendors, changes in the competitive environment in which we operate, changes in our management information needs, changes in management, failure to raise additional funds when required, changes in customer needs and expectations, governmental actions and consequences stemming from terrorist activities in or related to the United States. In preparing this report, we have made a number of assumptions and projections about the future of our business, including in particular in connection with our critical accounting policies. These assumptions and projections could be inaccurate for several reasons, including, but not limited to, the factors described in the sections of this report entitled “Factors that May Affect our Future Operating Results” and “Critical Accounting Policies.” We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, as amended, for the year ended February 1, 2003, have not changed materially.

Item 4. Controls and Procedures.

As of November 1, 2003, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

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

We assigned the highest priority to the short-term and long-term correction of these internal control deficiencies.  Under the direction of our Audit Committee and with the participation of our senior management, we have taken steps designed to strengthen our disclosure controls and procedures and our internal control over financial reporting.  These include the following items.  In the last year, we hired an independent third party to perform a risk assessment and serve as our internal audit department.  We hired additional staff in our finance department, including a new Corporate Controller in November 2002 and additional accounting department personnel in 2003.  Additionally, we engaged consultants with experience at senior levels of accounting and financial management to assist and advise us in the implementation of policies and procedures to address the issues identified by our Audit Committee and Deloitte & Touche and to support the existing accounting and finance teams.  We have also made a number of personnel changes in the senior financial accounting staff to address accounting issues that we have identified and are correcting.  We established a disclosure committee to assist the CEO and CFO in overseeing the accuracy and timeliness of our public disclosures and to evaluate regularly our disclosure controls and procedures.  Further, we added a financial expert to our Audit Committee.

During the fiscal quarter ended November 1, 2003, working under the guidance and the direction of the Audit Committee, we continued with various corrective actions to improve the internal control environment.  Those measures implemented include the following:

•                  We hired a new Chief Financial Officer who is a certified public accountant with 10 years experience in public accounting and 15 years in finance roles in large, multinational, publicly - traded companies in the consumer products and automotive retail industries.

•                  Two financial managers with strong technical and operational accounting and financial reporting experience were hired.

•                  We focused our new internal technical accounting resources on the identification and research of new and emerging accounting and disclosure standards.

•                  We continued to enhance our accounting policies, procedures, and internal controls.

•                  Our outsourced internal audit function performed a number of key audit activities, a general controls review, and initiated our Sarbanes-Oxley compliance effort.  Their activities have all been reported to the Audit Committee.

•                  We implemented a whistleblower program which includes reports to the Audit Committee.

We believe that the improved procedures and controls currently being implemented, in addition to the interim steps we have taken and continue to take, address the material weaknesses and deficiencies identified by our independent auditors in our controls and procedures.  We believe that our disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations and prevent material misstatements in our consolidated financial results.  Moreover, we believe that the information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Working closely with our Audit Committee, we will continue to identify and implement actions to improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take further action as appropriate.  These controls and procedures will require continued monitoring and updating as our business continues to evolve.

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

Item 5. Other Information.

On November 18, 2003, we entered into Amendment No. 3 to the Seventh Amended and Restated Loan and Security Agreement with Fleet Capital Corporation and The CIT Group/Business Credit, Inc.  The principle effect of the amendment was to make minor revisions to the definition of borrowing base used in the credit facility.

Additionally, this Form 10-Q includes as an exhibit hereto the Notice of Grant of Stock Option and Stock Option Agreement between us and Thomas Bazzone, dated July 17, 2003, which was inadvertently not previously filed.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

See attached exhibit index.

(b) Reports on Form 8-K.

On August 8, 2003, we filed with the Securities and Exchange Commission a current report on Form 8-K, which included reports under items 5, 7 and 12 thereto and attached a press release, dated August 7, 2003, announcing our sales results for the second quarter of fiscal 2003.

On August 21, 2003, we filed with the Securities and Exchange Commission a current report on Form 8-K, which included reports under items 5, 7 and 12 thereto and attached a press release, dated August 21, 2003, announcing our financial results for the second quarter of fiscal 2003.

On October 7, 2003, we filed with the Securities and Exchange Commission a current report on Form 8-K, which included reports under items 5 and 7 thereto and attached a press release, dated October 6, 2003, announcing the appointment of Patricia McKay as our new Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Restoration Hardware, Inc.

Date: December 9, 2003
	By:	/s/ Gary G. Friedman
Gary G. Friedman
President and Chief Executive Officer

	By:	/s/ Patricia A. McKay
Patricia A. McKay
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DOCUMENT DESCRIPTIONS

3.1	Third Amended and Restated Certificate of Incorporation, as amended (1)
3.2	Amended and Restated Bylaws (2)
10.1

Amendment No. 2 to the Seventh Amended and Restated Loan and Security Agreement, dated September 12, 2003, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Capital Corporation, and The CIT Group/Business Credit,  Inc.

10.2

Amendment No. 3 to the Seventh Amended and Restated Loan and Security Agreement, dated November 18, 2003, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Capital Corporation, and The CIT Group/Business Credit, Inc.

10.3	Employment Offer Letter between Restoration Hardware, Inc. and Patricia McKay, dated October 3, 2003
10.4	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and Patricia McKay, dated October 6, 2003
10.5	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and Patricia McKay, dated October 6, 2003
10.6	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and Thomas Bazzone, dated [July 17], 2003
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

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