Form 10-K
period 2004-01-31
RESTORATION HARDWARE INC
filed 2004-04-12
CIK 863821

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended JANUARY 31, 2004
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

COMMON STOCK, $0.0001 PAR VALUE
(Title of class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ☒ Yes    ☐ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes    ☐ No

        The aggregate market value of common stock, par value $0.0001 per share, held by non-affiliates of the registrant based on the closing price for the common stock on The Nasdaq National Market on the last business day of the registrant's most recently completed fiscal second quarter (August 2, 2003), was approximately $155 million. For purposes of this calculation, the registrant has assumed that only shares beneficially held by executive officers and directors of the registrant are deemed shares held by affiliates of the registrant. This assumption of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

        32,788,942 shares of the registrant's common stock were outstanding on April 2, 2004.

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

Documents Incorporated by Reference

        Portions of the registrant's proxy statement for its 2004 annual meeting of stockholders are incorporated by reference into Item 5 of Part II and Items 10,11, 12, 13 and 14 of Part III of this Form 10-K.

PART I

ITEM 1.    BUSINESS

GENERAL

        Our company, Restoration Hardware, Inc., together with our subsidiaries, is a specialty retailer of home furnishings, functional and decorative hardware, bath ware and bath fixtures and related merchandise that reflects our classic and authentic American point of view. We commenced business in 1979 as a purveyor of fittings and fixtures for older homes. Since then, we have evolved into a unique home furnishings retailer offering consumers an array of distinctive, high quality and often hard-to-find merchandise. Our merchandise strategy and our stores' architectural style create a unique and attractive selling environment designed to appeal to an affluent, well educated 35 to 60 year old customer. Our plan is to fill the void in the marketplace above the current home lifestyle retailers, and below the interior design trade.

        We were incorporated in California in June 1987 and were reincorporated in Delaware in 1998. We operated 103 stores in 31 states, the District of Columbia and in Canada at January 31, 2004. We operate on a 52-53 week fiscal year ending on the Saturday closest to January 31. The 2003 fiscal year was a 52-week year and ended on January 31, 2004.

        In addition to our retail stores, we operate a direct-to-customer sales channel, which includes both catalog and Internet, and a wholly-owned furniture manufacturer. For additional information on our business segments, see Note 13 to our consolidated financial statements in Part II, Item 8 of this annual report on Form 10-K.

        We are a multi-channel business and our catalog distribution drives sales across our retail, catalog and Internet businesses. We use our catalog as our primary marketing vehicle, marketing to new customers and return customers, both in and outside the retail trade area. We believe our catalog is a key resource to further market our brand to all our current and new customers.

        In 2001, we developed and initiated our repositioning plan for the company. The plan included our 2001 equity financings which allowed us to reduce our debt, upgrade our management team, eliminate under-performing products and reduce the overall number of items in the merchandise assortment, close under-performing stores and grow our direct-to-customer business.

        The central component of the repositioning plan was the launch of a new merchandising strategy in April 2002, which included new merchandise offerings (such as bath faucets, fixtures and textiles), adjustments of overall product mix, and the remodeling of our stores in order to best present the new merchandise. In addition, we have been expanding our product assortment of catalog and Internet only items, which drives sales in our direct channels. In 2003, we opened three new prototype stores, one of which was a significant expansion of an existing store. These prototype stores are designed to showcase our existing and new core businesses with greater clarity and authority.

        Our customers responded positively to the new merchandise introductions, to our store remodels and to our new store prototype. Over the course of 2003, our direction has been to build on this success by refining and expanding our core merchandise offerings, which include premium textiles, bath fixtures and hardware, lighting, decorative accessories and furniture. Our direct channel has continued to enjoy aggressive growth, and we have initiated programs to improve selling margins via sourcing changes, in particular expanding our international sourcing, and by streamlining and reducing logistics costs. We believe these initiatives will provide a strong foundation and springboard for future growth.

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

RETAIL STORES

Merchandising Mix

        We offer a broad but carefully edited selection of merchandise that provides a consistent point of view throughout our stores. Our collection of merchandise, not traditionally found in a single store environment, includes classic American-styled furniture, home furnishings, bath ware, lighting, functional and decorative hardware, premium-positioned home textiles, decorative accessories and discovery items. Our merchandise mix also includes proprietary products and hard-to-find products selected from non-traditional distribution channels that appear unique to our customers.

        The percentage of total revenue contributed by major merchandising categories is as follows:

	2003	2002	2001
Home furnishings	52%	51%	45%
Hardware and accessories	48%	49%	55%

        The home furnishings category includes furniture, lighting and textiles. The hardware and accessories category includes bath and other functional and decorative hardware; vases, frames and other accessories; seasonal merchandise such as holiday and garden; and gift items.

Product Selection, Purchasing and Sourcing

        We make merchandise purchases from over 500 vendors and source some of our furniture through our wholly-owned subsidiary, The Michaels Furniture Company, Inc. Two of our vendors—one, a manufacturer of upholstered furniture, and the other, a buying agent—together accounted for approximately 22% of our aggregate merchandise purchases in the fiscal year ended January 31, 2004 ("fiscal 2003"). Almost half of our purchases are sourced from vendors located abroad. These vendors include major domestic manufacturers, specialty niche manufacturers and importers. We maintain agents in China, England, France, Japan, India, Portugal and Eastern Europe, and our merchandising team travels to Asia and Europe in search of new products. By sourcing a large proportion of products offshore, we seek to achieve increased buying effectiveness and ensure exclusivity for a portion of our product line. In many instances, we also work closely with our vendors to develop products that are unique to us.

DIRECT-TO-CUSTOMER—CATALOG AND INTERNET

        Our catalog business complements our retail business by building customer awareness of our merchandise concepts, increasing customer traffic in our stores, enhancing brand image and acting as an effective advertising vehicle. In addition, we maintain a website, www.restorationhardware.com, designed to sell our products, promote consumer awareness of Restoration Hardware and generate store traffic.

        In fiscal 2003, we distributed approximately 32.5 million catalogs as compared to approximately 29.9 million catalogs in the fiscal year ended February 1, 2003 ("fiscal 2002"). We mail catalogs to persons with demographic profiles similar to those of our retail customers and who also possess previous mail order purchase histories. In fiscal 2003, approximately 58% of catalogs were circulated to past customers, and the remaining catalogs were mailed to prospects. These prospects were obtained primarily from customer lists of other high-end mail order companies sharing similar customer demographics. We outsource to a third party the fulfillment aspects of the direct-to-customer business, including customer service and distribution.

THE MICHAELS FURNITURE COMPANY, INC.

        Purchased by Restoration Hardware in 1998, The Michaels Furniture Company, Inc. ("Michaels") offers a line of high quality furniture for the home and office. Specific product lines include living room, bedroom, dining room, home office and accessory items. Intercompany sales to Restoration Hardware represented virtually all of Michaels' total sales during fiscal 2003, and this is expected to continue. Michaels is located in Sacramento, California.

MANAGEMENT INFORMATION SYSTEMS

        Our retail management information systems include integrated store, merchandising, distribution and financial systems. We utilize one vendor for our point-of-sale, merchandise management and warehouse management systems, and rely on that vendor for software support as well.

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

        We believe that our ability to compete successfully is determined by several factors, including, among other things, the strength of our management team, the breadth and quality of our product selection, effective merchandise presentation, customer service, pricing and store locations. Although we believe that we are able to compete favorably on the basis of these factors, we may not ultimately succeed in competing with other retailers in our market.

TRADEMARKS

        We have registered our trademark "Restoration Hardware" in the United States, Mexico and Canada. Trademarks are generally valid as long as they are in use and their registrations can generally be renewed indefinitely so long as the marks are in use. Our trademark is of material importance to us.

EMPLOYEES

        At January 31, 2004, we had approximately 1,400 full-time employees and 2,100 part-time employees. We consider our employee relations to be good. During the third quarter of fiscal 2003, we experienced a union organizing effort at our Baltimore, Maryland distribution facility. While the Baltimore facility workforce voted in favor of unionization, a labor contract has not been negotiated. We do not currently believe that the Baltimore facility's affiliation with a union would have a material adverse effect on our results of operations.

FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

We may not be able to successfully anticipate changes in consumer trends and our failure to do so may lead to loss of sales revenue and the closing of under-performing stores.

        Our success depends on our ability to anticipate and respond to changing merchandise trends and consumer demands in a timely manner. If, for example, we misjudge market trends, we may significantly overstock unpopular products and be forced to take significant inventory markdowns, which would have a negative impact on our operating results. Conversely, shortages of popular items could result in loss of potential sales revenue and have a material adverse effect on our operating results.

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

        During fiscal 2003, we closed four under-performing stores. In March 2004, we closed one under-performing store and we are evaluating one to two additional under-performing stores for potential closure. A material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise trends and consumer demands may cause us to close additional under-performing stores. While we believe that we benefit financially in the aggregate by closing under-performing stores and reducing nonproductive costs, the closure of such stores would subject us to additional increased short-term costs including, but not limited to, employee severance costs, charges in connection with the impairment of assets and costs associated with the disposition of outstanding lease obligations.

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

Because our revenue is subject to seasonal fluctuations, significant deviations from projected demand for products in our inventory during a selling season could have a material adverse effect on our financial condition and results of operations.

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

Increased catalog and other marketing expenditures without increased revenue may have a negative impact on our operating results.

        Over the past several fiscal years, we have substantially increased the amount that we spend on catalog and other marketing costs, and we expect to continue to invest at these increased levels in the current fiscal year and in the future. As a result, if we misjudge the directions or trends in our market, we may expend large amounts of cash that generate little return on investment, which would have a negative effect on our operating results.

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

Fluctuations in comparable store sales may cause our revenue and operating results from period to period to vary.

        A variety of factors affect our comparable store sales including, among other things, the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise mix, promotional events, the impact of competition and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past, and we believe that such fluctuations may continue. Our comparable store sales increased 5.2% in fiscal 2003 and 6.2% in fiscal 2002. Past comparable store sales results may not be indicative of future results. As a result, the unpredictability of our comparable store sales may cause our revenue and operating results to vary from quarter to quarter, and an unanticipated decline in revenue may cause our stock price to fluctuate.

We depend on a number of key vendors to supply our merchandise and provide critical services, and the loss of any one of our key vendors may result in a loss of sales revenue and significantly harm our operating results.

        We make merchandise purchases from over 500 vendors. Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. Although we have many sources of merchandise, two of our vendors—one, a manufacturer of upholstered furniture, and the other, a buying agent, together accounted for approximately 22% of our aggregate merchandise purchases in fiscal 2003. In addition, our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have limited the distribution of their merchandise in the past. We have no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products, and any vendor or distributor could discontinue selling to us at any time. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future, or be able to develop relationships with new vendors to expand our options or replace discontinued vendors. Our inability to acquire suitable merchandise in the future or the loss of one or more key vendors and our failure to replace any one or more of them may have a material adverse effect on our business, results of operations and financial condition.

        In addition, a single vendor supports the majority of our management information systems. A failure by the vendor to support our management information systems adequately in the future could have a material adverse effect on our business, results of operations and financial condition.

        We have begun purchasing products from a number of new vendors, many of whom are located abroad. We cannot assure you that they will be reliable sources of our products. Moreover, a number of these manufacturers and suppliers are small and undercapitalized firms that produce limited numbers of items. Given their limited resources, these firms might be susceptible to production difficulties, quality control issues and problems in delivering agreed-upon quantities on schedule. We cannot assure you that we will be able, if necessary, to return products to these suppliers and obtain refunds of our purchase price or obtain reimbursement or indemnification from them if their products prove defective. These suppliers and manufacturers also may be unable to withstand a downturn in the U.S. or worldwide economy. Significant failures on the part of these new suppliers or manufacturers could have a material adverse effect on our operating results.

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

        The distribution functions for our stores as well as all of our furniture orders are currently handled from our facilities in Hayward and Tracy, California and Baltimore, Maryland. Any significant interruption in the operation of any of these facilities may delay shipment of merchandise to our stores and customers, damage our reputation or otherwise have a material adverse effect on our financial condition and results of operations. Moreover, a failure to successfully coordinate the operations of these facilities also could have a material adverse effect on our financial condition and results of operations. For example, during the third and fourth quarters of fiscal 2003, we had delays in the delivery of some customer orders. While we are addressing these issues, complete resolution may not occur immediately and further distribution problems, should they arise, may materially affect our net revenue in particular periods and/or the timing of the recognition of revenue from orders not yet delivered. Separately, significant disruptions to the operations of the third party vendor who handles the distribution and fulfillment functions for our direct-to-customer business on an outsourced basis could be expected to have similar negative consequences.

        In March 2004, we entered into a new lease for space located adjacent to our existing distribution facility in Tracy, California. We expect to occupy this Tracy facility, which will support our furniture distribution to the west coast of the United States, beginning in June 2004. Should we encounter difficulties or delays in carrying out this expansion, our distribution operations in Tracy may be disrupted and we may experience delays or errors in the shipment of merchandise to our stores and customers, which could damage our reputation or otherwise have a material adverse effect on our financial condition and results of operations.

Labor activities could cause labor relations difficulties for us.

        As of January 31, 2004, we had approximately 3,500 full and part time employees. While we believe our relations with our employees are generally good, approximately 48 of our employees at our Baltimore, Maryland distribution facility voted in September 2003 to unionize. Although our distribution facilities have not experienced any material work stoppages, we cannot predict the effect union representation or future organizational activities will have on our business and operations. However, if additional employees were to vote to unionize, or if we were to become subject to work stoppages, we could experience disruption in our operations and increases in our labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

We are dependent on external funding sources which may not make available to us sufficient funds when we need them.

        We have significantly relied and may rely in the future on external funding sources to finance our operations and growth. Any reduction in cash flow from operations could increase our external funding requirements to levels above those currently available to us. While we currently have in place a $72.0 million revolving credit facility, the amount available under this facility could be less than the $72.0 million stated amount if there is a shortfall in the availability of eligible collateral to support the borrowing base stated in the revolving credit facility. We currently believe that our cash flow from operations and funds available under our revolving credit facility will satisfy our capital and operating requirements for at least the next 12 months. However, the weakening of, or other adverse developments concerning, our sales performance or adverse developments concerning the availability of credit under our revolving credit facility due to covenant limitations or other factors could limit the overall amount of funds available to us.

        Our revolving credit facility contains a subjective acceleration clause, which is a typical requirement in commercial credit agreements such as ours. This acceleration clause allows our lenders to forego additional advances should they determine there has been a material adverse effect in our operations, business, properties, assets, liabilities, condition or prospects or a material adverse change in our financial position or prospects reasonably likely to result in a material adverse effect on our business, condition (financial or otherwise), operations, performance or properties. However, our lenders have not notified us of any indication that a material adverse effect exists at January 31, 2004 or that a material adverse change has occurred. We believe that no material adverse change has occurred and we believe that we will continue to borrow on the line of credit to fund our operations over the term of the revolving credit facility. We do not anticipate any changes in our business practices that would result in any determination that there has been a material adverse effect in our operations, business, properties, assets, liabilities, condition or prospects. However, we cannot be certain that our lenders will not make such a determination in the future.

        In particular, we may experience cash flow shortfalls in the future and we may require additional external funding beyond the amounts available under our revolving credit facility. However, we cannot assure you that we will be able to raise funds on favorable terms, if at all, or that future financing requirements would not be dilutive to holders of our capital stock. In the event that we are unable to obtain additional funds on acceptable terms or otherwise, we may be unable or determine not to take advantage of new opportunities or defer on taking other actions that otherwise may be important to our operations. Additionally, we may need to raise funds to take advantage of unanticipated opportunities. We also may need to raise funds to respond to changing business conditions or unanticipated competitive pressures. If we fail to raise sufficient additional funds, we may be required to delay or abandon some of our planned future expenditures or aspects of our current operations.

Because our business requires a substantial level of liquidity, we are dependent upon a revolving credit facility with numerous restrictive covenants that limit our flexibility.

        Our business requires substantial liquidity in order to finance inventory purchases, the employment of sales personnel for the peak holiday period, advertising for the holiday buying season and other similar advance expenses. We currently have in place a revolving credit facility that provides for an overall commitment of $72.0 million. Over the past several years, we have entered into numerous modifications, amendments and restatements of this revolving credit facility, primarily to address changes in the requirements applicable to us under the revolving credit facility documents.

        Covenants in the revolving credit facility include, among others, ones that limit our ability to incur additional debt, make liens, make investments, consolidate, merge or acquire other businesses, sell assets, pay dividends or other distributions, and enter into transactions with affiliates. These covenants restrict numerous aspects of our business. Moreover, financial performance covenants require us, among other things, not to exceed particular capital expenditure limits. The revolving credit facility also includes a borrowing base formula to address the availability of credit at any given time based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, in each case, subject to the overall aggregate cap on borrowings. Consequently, for purposes of the borrowing base formula, the value of eligible inventory and eligible accounts receivable may limit our ability to borrow under the revolving credit facility.

        We have drawn upon the revolving credit facility in the past and we expect to draw upon it in the future. As a result, failure to comply with the terms of the revolving credit facility would entitle the secured lenders to prevent us from further borrowing, and upon acceleration by the lenders, they would be entitled to begin foreclosure procedures against our assets, including accounts receivable, inventory, general intangibles, equipment, goods, and fixtures. The secured lenders would then be repaid from the proceeds of such foreclosure proceedings, using all available assets. Only after such repayment and the payment of any other secured and unsecured creditors would the holders of our capital stock receive any proceeds from the liquidation of our assets. Our ability to satisfy the restrictive covenants may be affected by events beyond our control.

Future increases in interest and other expense may impact our future operations.

        High levels of interest and other expense have had in the past and could have in the future negative effects on our operations. While our revolving credit facility was amended at various times over the past several years to provide us with more favorable interest rates and changes to some requirements, a significant portion of our cash flow from operations was used in the past to pay our interest expense and was not available for other business purposes. An increase in the variable interest rate under our revolving credit facility coupled with an increase in our outstanding debt could result in material amounts otherwise available for other business purposes being used to pay for interest expense.

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

        For fiscal 2003, we purchased approximately 48% of our merchandise directly from vendors located abroad and expect that such purchases will increase as a percentage of total merchandise purchases for the fiscal year ending January 29, 2005 ("fiscal 2004"). As an importer, our future success will depend in large measure upon our ability to maintain our existing foreign supplier relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them. Additionally, many of our imported products are subject to existing duties, tariffs and quotas that may limit the quantity of some types of goods which we may import into the United States. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the United States, changes in import duties, tariffs and quotas, loss of "most favored nation" trading status by the United States in relation to a particular foreign country, work stoppages including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, freight cost increases, economic uncertainties, including inflation, foreign government regulations, and political unrest and trade restrictions, including the United States retaliating against protectionist foreign trade practices. Furthermore, some or all of our foreign vendors' operations may be adversely affected by political, financial or other instabilities that are particular to their home countries, including without limitation local acts of terrorism or economic, environmental or health and welfare-related crises, which may in turn result in limitations or temporary or permanent halts to their operations, restrictions on the transfer of goods or funds and/or other trade disruptions. If any of these or other factors were to render the conduct of business in particular countries undesirable or impractical, our financial condition and results of operations could be materially adversely affected.

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

        In fiscal 2003, revenue through our direct-to-customer channel grew by 52% as compared to the prior fiscal year. Increased activity in our direct-to-customer business could result in material changes in our operating costs, including increased merchandise inventory costs and costs for paper and postage associated with the distribution and shipping of catalogs and products. Although we intend to attempt to mitigate the impact of these increases by improving sales revenue and efficiencies, we cannot assure you that we will succeed in mitigating expenses with increased efficiency or that cost increases associated with our direct-to-customer business will not have an adverse effect on the profitability of our business. Additionally, while we outsource to a third party the fulfillment of our direct-to-customer division, including customer service and distribution, the third party may not have the capacity to accommodate our growth. This lack of capacity may result in delayed customer orders and deficiencies in customer service, both of which may adversely affect our reputation, cause us to lose sales revenue and limit or counter recent growth in our direct-to-customer business.

We depend on key personnel and could be affected by the loss of their services because of the limited number of qualified people in our industry.

        The success of our business will continue to depend upon our key personnel, including our President and Chief Executive Officer, Gary G. Friedman. Competition for qualified employees and personnel in the retail industry is intense. The process of locating personnel with the combination of skills and attributes required to carry out our goals is often lengthy. For example, during fiscal 2003, turnover in personnel and the recruitment and retention of new accounting staff for our finance department created challenges for us. While we hired two new financial managers in mid-2003, retained an independent third party to serve as our internal audit department, retained a new Chief Financial Officer in October 2003 and a new Controller in January 2004, and have made additional changes to our finance department and its staff, our continual efforts to improve our accounting controls and procedures may be hampered if we experience difficulties in the transition and re-organization of our finance department.

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

Recently enacted regulatory changes may cause us to incur increased costs.

        Recently enacted changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, will increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements. In particular, we expect to incur additional expenses as we implement Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to report on, and our independent auditors to attest to, our internal controls. Compliance with these new rules could also result in continued diversion of management's time and attention, which could prove to be disruptive to normal business operations. Further, the impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, which could harm our business.

        We are currently conducting evaluations required to ensure compliance with the management certification and auditor attestation requirements under Section 404 of the Sarbanes Oxley Act of 2002.

As this is an evolving process, we have no precedent available by which to measure compliance adequacy. Consequently, we cannot be certain as to the timing of completion of our evaluation and related actions or the impact of any of them on our operations. While we currently anticipate that we will timely complete all such actions, we are not certain of the consequences of a failure, although possible consequences include, sanction or investigation by regulatory authorities, such as the Securities Exchange Commission or The Nasdaq National Market, and inability to timely file our next annual report on Form 10-K.

Changes in general economic conditions affect consumer spending and may significantly harm our revenue and results of operations.

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

Terrorist attacks and threats or actual war may negatively impact all aspects of our operations, revenue, costs and stock price.

        Threats of terrorist attacks in the United States, as well as future events occurring in response to or in connection with them, including, without limitation, future terrorist attacks or threats against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies, including the on-going U.S. wars in Iraq and Afghanistan, further conflicts in the Middle East and in other developing countries, or military or trade disruptions affecting our domestic or foreign suppliers of merchandise, may impact our operations. The potential impact to our operations includes, among other things, delays or losses in the delivery of merchandise to us and decreased sales of the products we carry. Additionally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economies. Also, any of these events could result in economic recession in the United States or abroad. Any of these occurrences could have a significant impact on our operating results, revenue and costs and may result in the volatility of the future market price of our common stock.

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

ITEM 2.    PROPERTIES

        We currently lease 79,420 square feet of space for use as our headquarters, including 18,000 square feet of warehouse space, located in Corte Madera, California. The leases for this space expire between May 2006 and February 2009.

        As of January 31, 2004, in connection with all of our business segments, we leased approximately 160,000 square feet of warehouse space in Hayward, California, which primarily supports our non-furniture distribution for the west coast of the United States. This lease expires in April 2005, with an option to extend for one additional five-year term. In March 2004, we entered into a new lease for space located adjacent to our existing distribution facility in Tracy, California. This lease provides for 195,000 square feet of warehouse space and for expansion up to 284,000 square feet. We expect to occupy this Tracy facility, which will support our furniture distribution to the west coast of the United States, beginning in June 2004. This Tracy lease expires in September 2011, with options to renew for two additional five-year terms. In addition, we lease approximately 276,000 square feet of warehouse space in Baltimore, Maryland, for use as our east coast distribution center. The lease expires in September 2006, with options to extend for two additional three-year terms.

        In connection with our retail business segment, as of January 31, 2004, we leased approximately 1,171,000 gross square feet for our 103 retail stores. Our retail stores' initial lease terms range from 4 to 20 years. Certain leases contain renewal options for up to 15 years. Most leases for our retail stores provide for a minimum rent, typically including escalating rent increases, plus a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses.

        In connection with our furniture manufacturing segment, Michaels leases two properties used for the manufacturing and storage of furniture, in Sacramento, California. The main property consists of approximately 100,000 square feet of manufacturing space and 7,000 square feet of office space. The lease expires in February 2008, with options to extend the lease for two additional 5-year terms. The second property consists of approximately 46,000 square feet of warehouse space which is used to house finished goods. This lease expires in July 2006.

ITEM 3.    LEGAL PROCEEDINGS

        There are no material pending legal proceedings against us. We are, however, involved from time to time in legal proceedings, including litigation arising in the ordinary course of our business. At the present time, we believe no legal proceedings will have a material adverse effect on our consolidated financial condition or results of operations. However, we cannot assure you that the results of any proceeding will be in our favor. Moreover, due to the uncertainties inherent in any legal proceeding, we cannot accurately predict the ultimate outcome of any proceeding and may incur substantial costs to defend the proceeding, irrespective of the merits. The unfavorable outcome of any legal proceeding could have an adverse impact on our business, financial condition and results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this annual report on Form 10-K.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        Our common stock is listed on The Nasdaq National Market under the symbol "RSTO." The closing price of our common stock on Nasdaq was $5.50 on April 2, 2004.

STOCKHOLDERS

        As of April 2, 2004 there were 532 stockholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

DIVIDEND POLICY

        No dividends have been declared on our common stock since our 1998 initial public offering and it is not anticipated that we will pay any dividends in the foreseeable future on our common stock. In addition, restrictive covenants in our revolving credit facility limit our ability to pay dividends and protective provisions in our Certificate of Designation of Series A and Series B Preferred Stock require the approval of two-thirds of the then outstanding shares of our Series A preferred stock, voting together as a single class, for us to declare or pay any dividend on any shares of common stock. As part of our Letter Agreement, dated as of August 2, 2002, with certain holders of our Series A preferred stock, these Series A holders agreed to waive their right to certain dividends in the event we were to declare a dividend on our common stock. In the same agreement, we agreed that we will not declare any dividends payable to our common stock holders unless and until we first obtain the approval of the holders of at least seventy percent of the then outstanding shares of Series A preferred stock.

STOCK PRICE INFORMATION

        Set forth below are the high and low closing sale prices for shares of our common stock for each quarter during the fiscal years ended January 31, 2004 and February 1, 2003 as reported by The Nasdaq National Market.

Quarter Ending	High	Low
May 4, 2002	$13.75	$9.80
August 3, 2002	11.49	4.12
November 2, 2002	6.49	2.70
February 1, 2003	8.20	2.30
May 3, 2003	4.17	2.02
August 2, 2003	6.41	3.86
November 1, 2003	8.26	5.47
January 31, 2004	8.28	3.70

        Information relating to the securities authorized for issuance under equity compensation plans will be set forth in the section with the caption "Equity Compensation Plan Information" in our definitive proxy statement. This information is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected, consolidated financial information as of and for the years indicated. This information is qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the

consolidated financial statements, related notes thereto and other financial data included elsewhere in this annual report on Form 10-K. The following results may not be indicative of our future operating results.

	Fiscal Year
(Dollars in thousands, except per share data)
	2003	2002	2001	2000(1)	1999
Results of Operations:
Net revenue	$438,508	$400,337	$366,473	$366,236	$298,902
Loss before income taxes	(4,744)	(12,121)	(41,462)	(5,977)	(4,773)
Net loss	(2,941)	(3,603)	(32,556)	(4,560)	(3,040)
Loss attributable to common stockholders	(2,941)	(3,961)	(35,373)	(4,560)	(3,040)
Loss per common share—basic and diluted	(0.10)	(0.13)	(1.51)	(0.27)	(0.18)
Financial Position:
Working capital(2)	$53,395	$48,813	$55,628	$6,701	$14,809
Total assets	232,280	226,228	207,054	233,871	221,715
Line of credit & other current debt(2)	10,286	13,909	—	38,858	36,803
Other long-term obligations	352	144	3,236	612	342
Redeemable convertible preferred stock	8,541	13,328	14,106	—	—
Stockholders' equity	100,686	94,734	89,455	78,875	82,882
Retail Stores:
Store count at year end	103	105	104	106	93
Comparable store sales growth(3)	5.2%	6.2%	(4.6)%	(1.0)%	0.8%
Store selling square feet at year-end	679,300	688,634	682,936	701,628	614,343

(1)
Fiscal 2000 was a 53-week year. For purposes of the calculation of comparable store growth, results were calculated to correspond with a 52-week fiscal year.

(2)
We have restated our balance sheets for fiscal 1999 through fiscal 2002 to classify our outstanding borrowings under our line of credit as a current liability in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement" (see Note 5 to the consolidated financial statements).

(3)
Comparable store sales are defined as sales from stores whose gross square footage did not change by more than 20% in the previous 12 months and which have been open at least 12 full months. Stores generally become comparable in their 14th full month of operation.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Our company, Restoration Hardware, Inc. (Nasdaq: RSTO), together with our subsidiaries, is a specialty retailer of home furnishings, bath fixtures and bath ware, functional and decorative hardware and related merchandise that reflects our classic and authentic American point of view. We commenced business in 1979 as a purveyor of fittings and fixtures for older homes. Since then, we have evolved into a unique home furnishings retailer offering consumers an array of distinctive, high quality and often hard-to-find merchandise. Over the course of 2003, our direction has been to refine and expand the mix of our core merchandise offerings, which include premium textiles, bath fixtures and hardware, lighting, decorative accessories and furniture. We market our merchandise through retail locations, mail order catalogs and on the Internet at www.restorationhardware.com.

        Our merchandise strategy and our stores' architectural style create a unique and attractive selling environment designed to appeal to an affluent, well educated 35 to 60 year old customer. Over the next decade, the fastest growing segment of the U.S. population will be the 45 to 60 year old baby boomers. We believe that as these customers evolve, so will their purchasing needs and desires. We believe that our products can fulfill their aspirations to have homes designed with a high quality, classic and timeless style. Our plan is to fill the void in the marketplace above the current home lifestyle retailers, and below the interior design trade, by providing products centered around our core businesses that reflect a predictable, high-quality promise to our customers.

        We operate on a 52-53 week fiscal year ending on the Saturday closest to January 31st. Our current fiscal year ended on January 31, 2004 ("fiscal 2003"), the prior fiscal year ended on February 1, 2003 ("fiscal 2002") and fiscal 2001 ended on February 2, 2002 ("fiscal 2001"). Fiscal 2003, 2002 and 2001 each consisted of 52 weeks.

        As of January 31, 2004, we operated 103 stores in 31 states, the District of Columbia and Canada. In addition to our retail stores, we operate a direct-to-customer sales channel that includes both catalog and Internet, and a wholly owned furniture manufacturer.

        In fiscal 2002, we determined that we needed to implement a repositioning strategy to expand and clarify our core businesses, adjust down our proportion of lower margin furniture sales while increasing our higher margin textiles category, increase our direct imports, grow our direct-to-customer business and close underperforming stores. We were successful in meeting our goals for fiscal 2002, and during fiscal 2003 we continued to make progress in each of these categories. During fiscal 2003, we introduced bath fixtures and faucets and a customizable sofa offering; increased direct imports to 48% of our purchases (versus 45% in fiscal 2002 and 32% in fiscal 2001); grew our direct-to-customer business 52% over fiscal 2002; reduced furniture as a percentage of net revenue; and closed four under-performing stores.

        We have begun a core business excellence approach to merchandising our business. In particular, in March 2004, we have increased the number of vice presidents in merchandising from two to four individuals, each of whom is in charge of separate core merchandise offerings, such as furniture or textiles and added complementary support in product development, design and sourcing. To oversee this new organization, we have placed a new Senior Vice President, who previously ran our direct-to-customer division, in charge of our entire merchandising process.

        Our business is highly seasonal, which reflects a general pattern in the retail industry wherein the highest sales and earnings occur during the holiday season. Historically, a significant portion of our sales are in the fourth fiscal quarter. In our peak holiday selling season, we incur significant additional expenses in connection with, among other things, the hiring of additional seasonal employees in our retail stores and the production and mailing of our catalogs. In fiscal 2003, our holiday sales results were disappointing. We attribute this to two principal facts. First, during fiscal 2003, we focused more on the expansion of our core merchandise offerings and, as a consequence, we underdeveloped accessories. We believe the accessories category tends to be compatible with gift items that should perform well during the holiday season. Second, during fiscal 2003, management devoted significant amounts of time on operational and other administrative aspects of the business, including executing a significant reorganization in our accounting and finance departments. Having addressed many of these and other issues in fiscal 2003, we are focusing more of our efforts in the fiscal year ending January 29, 2005 ("fiscal 2004") on the development of holiday offerings as well as the continued growth of our core merchandise offerings.

        In the latter half of fiscal 2003, we faced issues with our in-stock availability and furniture delivery through our distribution network due to management difficulties in our Baltimore distribution facility as well as problems with the implementation of a new order management system. We expect that during the first half of fiscal 2004 we may continue to have some distribution delays in the Eastern part of the United States, which may constrain our results during this period. We have actively worked to address these issues, including putting in place a new management team in our Baltimore distribution facility.

        We also opened two new stores, one that is located in Cleveland, Ohio and one that is located in Richmond, Virginia, and we closed four under-performing stores during fiscal 2003. We opened the two new stores based on our new prototype, which is designed to showcase our existing and new core businesses with greater clarity and authority. A third prototype store was re-opened in November 2003, replacing our previously existing store in Corte Madera, California, which was temporarily closed for expansion. For the upcoming fiscal year, we are also considering the expansion of one existing store and the opening of one to two additional new stores.

        In March 2004, we closed one under-performing store and we are evaluating one to two additional under-performing stores for potential closure. A material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise trends and consumer demands may cause us to close additional under-performing stores.

        The following table sets forth for the periods indicated the amount and percentage of net revenue represented by certain line items in our Consolidated Statement of Operations.

(Dollars in thousands, except per share data)	Fiscal 2003	% of Net Revenue	Fiscal 2002	% of Net Revenue	Fiscal 2001	% of Net Revenue
Retail revenue(1)	$370,609	84.5%	$355,632	88.8%	$332,826	90.8%
Direct-to-customer	67,899	15.5%	44,705	11.2%	33,647	9.2%

Net revenue	438,508	100.0%	400,337	100.0%	366,473	100.0%
Cost of revenue and occupancy	305,980	69.8%	283,072	70.7%	293,951	80.2%

Gross profit	132,528	30.2%	117,265	29.3%	72,522	19.8%
Selling, general and administrative expenses	135,118	30.8%	126,290	31.5%	106,840	29.2%

Loss from operations	(2,590)	(0.6)%	(9,025)	(2.2)%	(34,318)	(9.4)%
Interest expense, net and other	(2,154)	(0.5)%	(3,096)	(0.8)%	(7,144)	(1.9)%

Loss before income taxes	(4,744)	(1.1)%	(12,121)	(3.0)%	(41,462)	(11.3)%
Income tax benefit	1,803	0.4%	8,518	2.1%	8,906	2.4%

Net loss	(2,941)	(0.7)%	(3,603)	(0.9)%	(32,556)	(8.9)%
Preferred shareholder return:
Dividends	—	—	(358)	(0.1)%	(1,411)	(0.4)%
Beneficial conversion charges	—	—	—	—	(1,406)	(0.4)%

Loss attributable to common stockholders	$(2,941)	(0.7)%	$(3,961)	(1.0)%	$(35,373)	(9.7)%

Loss per common share—basic and diluted	$(0.10)		$(0.13)		$(1.51)

(1)
Furniture manufacturing revenue of $47 thousand, $35 thousand and $43 thousand for fiscal 2003, 2002 and 2001, respectively, has been allocated to retail revenue for purposes of the following discussion.

        Loss from operations improved to $2.6 million in fiscal 2003 as compared to loss from operations of $9.0 million in fiscal 2002. Loss attributable to common stockholders was $0.10 per share, or $2.9 million, for fiscal 2003, compared to a net loss attributable to common stockholders of $0.13 per share, or $4.0 million, for fiscal 2002. Fiscal year 2002 included a one-time tax benefit of $4.0 million, or $0.13 per share, related to the economic stimulus bill enacted on March 9, 2002.

        The $6.4 million improvement in the loss from operations in fiscal 2003 over the prior fiscal year is primarily driven by a $38.2 million, or 10%, increase in net revenue, which largely resulted from a 5.2% increase in comparable store sales, as well as the continued growth of our direct-to-customer business, which increased $23.2 million, or 52%, over fiscal 2002. The increase in comparable store sales over fiscal 2002 is driven by our continued focus on building "brand authority" in our core merchandise offerings. The increase in net revenue in both our retail and direct channels can also be attributed to our focus on growing both our catalog circulation and page count per catalog, as the catalog is our primary advertising vehicle. The increase in net revenue drove higher gross margins as we leveraged fixed infrastructure costs. Results were also affected by an increase of $8.8 million in selling, general and administrative expenses, primarily attributable to higher payroll, catalog production costs and credit card fees; these increases were incurred in support of our revenue growth. However, selling, general and administrative expenses, expressed as a percentage of revenue, declined 70 basis points in fiscal

2003 versus fiscal 2002 from leverage on higher sales. Going forward, we plan to continue fostering brand awareness through annual, product-focused sales events, such as our Famous Fall Lighting Sale and our Annual Bath Event.

        Loss from operations improved to $9.0 million in fiscal 2002 as compared to loss from operations of $34.3 million in fiscal 2001. During fiscal 2001, we incurred special item charges of $24.5 million, or $1.05 per share, related to our inventory lower of cost or market reserve, depreciation, asset impairment charges and valuation allowance. Loss attributable to common stockholders was $0.13 per share, or $4.0 million for fiscal 2002, compared to a loss attributable to common stockholders of $1.51 per share or $35.4 million for fiscal 2001. Fiscal 2002 results included a one-time tax benefit of $4.0 million, or $0.13 per share.

        Our smaller loss from operations in fiscal 2002 as compared to fiscal 2001 was driven by a $33.9 million increase in net revenue, $22.8 million of which related to an increase in net revenue from our retail stores and an $11.1 million increase in net revenue from our direct-to-customer channel. These increases resulted from the implementation of our repositioning strategy in fiscal 2002, including the introduction of new product lines, in particular our premium-positioned textiles; the re-modeling our stores; and increases in advertising and events associated with the re-launch of our remodeled stores.

REVENUE

Retail Revenue

	Fiscal Year
(Dollars in thousands)
	2003	2002	2001
Net retail revenue	$370,609	$355,632	$332,826
Net retail revenue growth percentage	4%	7%	(3)%
Comparable store sales growth	5.2%	6.2%	(4.6)%
Total transactions growth (decline) percentage	—	(14)%	(3)%
Average revenue per transaction growth percentage	4%	23%	—
Number of stores at beginning of year	105	104	106
Number of stores opened	2	1	1
Number of stores closed	4	—	3

Number of stores at year-end	103	105	104

Store selling square feet at year-end	679,300	688,634	682,936

        Net retail revenue for fiscal 2003 increased by $15.0 million, or 4%, from fiscal 2002 primarily due to an $18.0 million, or 5.2%, increase in comparable store sales. The 5.2% increase in comparable store sales in fiscal 2003 was driven primarily by strong performance in our core merchandise offerings. This increase was partially offset by decreased sales related to the closure of four under-performing stores during the second and third quarters of fiscal 2003; the temporary closure of one additional store which was closed for expansion during the third quarter of fiscal 2003; and a slight decrease in furniture sales. Net revenue from these closed stores was $7.8 million during fiscal 2002 and these stores contributed $3.6 million in net revenue for the portion of fiscal 2003 that they were open.

        Net retail revenue increased by $22.8 million, or 7%, in fiscal 2002 as compared to fiscal 2001, primarily due to a $20.4 million, or 6.2%, increase in comparable store sales. In addition to revenue growth from comparable store sales, one new store and a warehouse sale event in fiscal 2002 accounted for increased net retail revenue, offset by a decrease in net retail revenue as a result of fiscal 2001 store closures. The comparable store sales increase resulted from the implementation of our repositioning strategy as described above; in particular, the introduction of our premium-positioned textiles.

        Average revenue per retail transaction increased 4% in fiscal 2003 as compared to fiscal 2002, and the total number of retail transactions by customers was consistent with the prior year. The increase in average revenue per retail transaction in fiscal 2003 was primarily due to a change in our product mix to include more textiles and fewer lower priced products, such as accessories. Average revenue per retail transaction in fiscal 2002 increased 23% compared to fiscal 2001, while the total number of retail transactions decreased by 14%. We attribute both the changes in the number of retail transactions and average revenue per transaction from fiscal 2001 through fiscal 2003 to the new product introductions and product mix changes implemented as the integral part of our repositioning strategy. Average revenue per transaction is calculated by dividing the amount of gross sales, exclusive of delivery revenue and sales taxes, by the gross number of transactions.

        Comparable store sales are defined as sales from stores whose gross square footage did not change by more than 20% in the previous 12 months and which have been open at least 12 full months. Stores generally become comparable in their 14th full month of operation. We believe that comparable store sales are a more useful indicator of store performance than the change in total net revenue, since comparable store sales exclude the effects of changes in the number of stores open.

        We periodically hold warehouse sales to sell our damaged items, seconds and sample inventory items. The revenue related to these sales is included in our retail revenue, but it is excluded from our comparable store sales. Net revenue was $2.7 million and $2.1 million related to our warehouse sales in fiscal 2003 and 2002, respectively. There were no warehouse sales held during fiscal 2001.

Direct-to-Customer Revenue

	Fiscal Year
(Dollars in thousands)
	2003	2002	2001
Catalog revenue	$40,909	$29,461	$21,873
Internet revenue	26,990	15,244	11,774

Total net direct-to-customer revenue	$67,899	$44,705	$33,647

Percentage growth in net direct-to-customer revenue	52%	33%	49%
Percentage growth in number of catalogs mailed	9%	46%	71%
Total transactions growth percentage	17%	7%	32%
Average revenue per transaction growth percentage	36%	24%	13%

        Net direct-to-customer revenue consists of both catalog and Internet sales. Net direct-to-customer revenue during fiscal 2003 increased $23.2 million, or 52%, from fiscal 2002. A portion of this increase was the result of a 9% increase in the number of catalogs mailed in fiscal 2003, to 32.5 million from 29.9 million in fiscal 2002. Average revenue per direct-to-customer transaction in fiscal 2003 increased 36% from fiscal 2002. We believe this increase related to a change in our product mix in the catalog and an increase in catalog-only furniture offerings. Total direct-to-customer transactions in fiscal 2003 increased 17% from fiscal 2002. We believe this increase in direct-to-customer transactions is due in part to our initiative to increase page count in our catalog and increase the number of new images in each catalog we send out. Additionally, we believe our website marketing efforts coupled with growing consumer familiarity with the Internet and growth in high-speed Internet consumers also helped drive customers to our website.

        Shipping income related to and included in our direct-to-customer revenue above was $8.7 million, $5.6 million and $4.5 million in fiscal 2003, 2002 and 2001, respectively.

        Net direct-to-customer revenue in fiscal 2002 increased $11.1 million, or 33%, as compared to fiscal 2001. This was a result of a 46% increase in the number of catalogs mailed in fiscal 2002, to 29.9 million from 20.5 million in fiscal 2001. We also believe that the new textile product introduction, as well as the redesign of our catalog and website, contributed to the revenue increase. Average revenue per direct-to-customer transaction in fiscal 2002 increased 24% from fiscal 2001, and total direct-to-customer transactions increased 7% from fiscal 2001. We believe the increase in average revenue per transaction is a result of our new product introductions and changed product mix.

Furniture Manufacturing

        We have a wholly owned furniture manufacturing company located in Sacramento, California, The Michaels Furniture Company, Inc. ("Michaels"). Virtually all of the furniture produced at Michaels is sold through our retail or direct-to-customer revenue channels, and such sales have been recognized in the revenue channel from which the sale originated. We have eliminated sales by Michaels to third parties, in order to increase production capacity for our retail and direct channel customers.

EXPENSES

Cost of Revenue and Occupancy Expense

        In fiscal 2003, cost of revenue and occupancy expense expressed as a percentage of net revenue improved approximately 90 basis points to 69.8%, from 70.7% in fiscal 2002. Approximately 190 basis points of improvement was achieved due to the leveraging of relatively fixed store occupancy costs and was partially offset by approximately 100 basis points related to distribution costs.

        In fiscal 2002, cost of revenue and occupancy expense expressed as a percentage of net revenue improved approximately 950 basis points to 70.7%, from 80.2% in fiscal 2001. Approximately 450 basis points of this improvement was related to inventory charges taken in fiscal 2001 as a result of our product repositioning strategy. Another 350 basis points of the improvement was due to higher product margin in fiscal 2002 compared to fiscal 2001, driven primarily by higher initial markups on our merchandise purchases. This increase was due to the addition to our product mix of merchandise with higher gross margins, particularly our new textile categories and better product sourcing. The last 150 basis points of the improvement was due to the leveraging of buying and distribution and occupancy costs by increased revenue in fiscal 2002.

Selling, General and Administrative Expense

        Selling, general and administrative expense expressed as a percentage of net revenue improved approximately 70 basis points to 30.8% in fiscal 2003, from 31.5% in fiscal 2002. Selling, general and administrative expense expressed in absolute dollars increased $8.8 million, to $135.1 million in fiscal 2003 from $126.3 million in fiscal 2002. The increase in absolute dollars primarily related to an increase in payroll expense and to a lesser degree, an increase in catalog production costs and credit card fees. The improvement in selling, general and administrative expense as a percentage of net revenue was primarily due to the leveraging of store payroll costs (approximately 90 basis points), which declined as a percentage of net revenue; cost savings initiatives for supplies (approximately 40 basis points); partially offset by increases in advertising costs as well as increased credit card fees related to the conclusion in fiscal 2003 of our incentive program in connection with our private label credit card (approximately 50 basis points in total). Advertising expense primarily represents costs associated with catalog production and mailing. We expect that as the direct-to-customer channel revenue grows at a faster rate than retail revenue, the costs of this advertising will necessarily have the effect of de-leveraging selling, general and administrative expenses, as occurred in fiscal 2003. In contrast, the cost of retail occupancy will decline as a percentage of net revenue, which benefit will be reflected in improved gross margins. The increases in selling, general and administrative expense in absolute dollars were incurred largely to support our increase in net revenue. Expense has been incurred, and will continue to be incurred, with respect to the implementation of the requirements of the Sarbanes-Oxley Act of 2002, in particular, with respect to Section 404 requiring management to report on, and the independent auditors to attest to, internal controls.

        Selling, general and administrative expense expressed as a percentage of net revenue increased approximately 230 basis points to 31.5% in fiscal 2002, from 29.2% in fiscal 2001. Selling, general and administrative expense expressed in absolute dollars increased $19.5 million, to $126.3 million in fiscal 2002 from $106.8 million in fiscal 2001. The increase in selling, general and administrative expense expressed as a percent of net revenue was primarily due to increased advertising costs (approximately 150 basis points); increased personnel costs due to staffing upgrades and personnel additions implemented in connection with our repositioning strategy (approximately 40 basis points); and increased professional fees (approximately 30 basis points). The increase in absolute dollars primarily related to increases in advertising costs, payroll and professional fees, and to a lesser degree, store related expenses incurred to support our increases in revenue.

Interest Expense, Net and Other

        For fiscal 2003, interest expense, net and other includes interest on borrowings under our revolving credit facility and amortization of debt issuance costs. In fiscal 2003, interest expense, net and other was $2.2 million, a decrease of $0.9 million as compared to $3.1 million in fiscal 2002. The decrease was due to lower average borrowing rates and lower average borrowings outstanding, and the repayment of a stockholder note by our President and Chief Executive Officer, Gary G. Friedman, during the third quarter of fiscal 2002. We ended 2003 with a $3.9 million lower gross debt balance than at the end of fiscal 2002.

        In fiscal 2002, interest expense, net and other was $3.1 million as compared to $7.1 million in fiscal 2001. Excluding the amortization of debt issuance costs and interest expense related to warrants, interest expense decreased by $1.6 million. The decrease resulted from amendments to our revolving credit facility to provide for more favorable interest rates. Average borrowings in fiscal 2002 were only slightly higher than the average debt level in fiscal 2001. In addition, we originally issued warrants in connection with a September 2000 amendment of our revolving credit facility. Such warrants have been exercised into common stock over time and all warrants had been exercised by the end of the first quarter of fiscal 2002. During the period the warrants were outstanding in fiscal 2002 and 2001, $0.3 million and $2.7 million, respectively, were recorded as a result of the change in their fair value.

Income Tax Benefit

        Our effective tax benefit rate was 38% in fiscal 2003, as compared to a tax benefit rate of 70% in fiscal 2002 and a tax benefit rate of 22% in fiscal 2001. The fiscal 2002 rate reflects a $4.0 million benefit realized due to the economic stimulus bill enacted in that year, which resulted in a reduction of the valuation allowance recorded in fiscal 2001. This reduction in the valuation allowance had the effect of increasing our fiscal 2002 tax benefit rate by 33 percentage points.

        As of January 31, 2004, we have deferred tax assets totaling $21.2 million, net of a $3.0 million valuation allowance, which primarily represent the income tax benefit associated with losses reported in prior years. These losses are subject to federal and state carryforward provisions of up to 20 years. We have performed an analysis of the deferred tax assets for realization, including an evaluation of applicable available evidence, both positive and negative. This included a careful analysis of results of operations for fiscal year 2003 and prior years, as well as current operating trends and financial projections for future years. As of January 31, 2004, we have concluded that the net deferred tax asset balance of $21.2 million is more likely than not to be recovered. If we are not able to achieve positive operating results in the future, a valuation allowance for some or all of the $21.2 million deferred tax asset would need to be recorded against future operations.

        The fiscal 2001 income tax benefit was reduced by a $7.0 million valuation allowance provision which adjusted deferred tax assets to an amount that management believed was more likely than not to be realized. Under the applicable accounting literature, we were not allowed to consider the potential effects of a tax law change when we established the valuation allowance at February 2, 2002. As a result, even though the economic stimulus bill was approved prior to the issuance of our financial statements, we were not allowed to reflect the potential positive effects on the overall valuation allowance until the year of the law change, which occurred in the first quarter of fiscal 2002. The increase in the valuation allowance in fiscal 2001 had the effect of decreasing our tax benefit by 17 percentage points.

PREFERRED SHAREHOLDER DIVIDENDS

        Dividend charges of $0.4 million and $1.4 million were recognized during fiscal 2002 and 2001, respectively, associated with our outstanding Series A preferred stock. Subsequently, pursuant to an August 2, 2002 Letter Agreement, holders of our Series A preferred stock agreed to waive their dividend participation right in the event we were to declare a dividend on our common stock. In the same agreement, we agreed that we would not declare any dividends payable to our common stock holders until we first obtain the approval of at least seventy percent of the then outstanding shares of Series A preferred stock. We have never declared or paid any dividends on our common stock and we have no obligation to do so. As a result of the Letter Agreement, beginning with the second quarter of fiscal 2002, we no longer record dividend charges related to our outstanding Series A preferred stock.

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

        Depreciation—At the beginning of the fourth quarter 2001, concurrent with our November 2001 private placement of common stock, we finalized our decision to remodel our stores in the first quarter of fiscal 2002. As a result, we recorded an increase in depreciation charges of $2.0 million in fiscal 2001 in order to reflect the shortened useful lives of store fixtures and leasehold assets, which were scheduled to be replaced.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

        In fiscal 2003, net cash provided by operating activities was $11.5 million compared to $19.5 million of net cash used by operating activities in fiscal 2002. The change in net cash provided (used) by operating activities resulted primarily from significantly lower merchandise inventory purchases; our improved operating results; and an increase in our accounts payable and accrued expenses. The impact of these items was partially offset by a decrease in deferred lease incentives and other long-term liabilities. Merchandise inventory purchase activity was significantly higher in fiscal 2002 as part of the launch of our merchandise repositioning strategy.

        In fiscal 2002, net cash used by operating activities was $19.5 million compared to $4.3 million of net cash provided by operating activities in fiscal 2001. Cash was used by operating activities in fiscal 2002 to fund increased merchandise inventories from the unusually depressed inventory levels at the end of fiscal 2001, as we exited old products in preparation for the receipt of new goods for the launch of our merchandise repositioning. The cash used for inventory investment in fiscal 2002 was partially offset by our smaller operating loss, driven by increased sales and improved merchandise margins; the receipt of $4.0 million in connection with the economic stimulus bill enacted in 2002; and an increase in accounts payable and accrued expenses.

Investing Cash Flows

        Net cash used by investing activities was $9.2 million in fiscal 2003, a decrease of $10.2 million compared to $19.4 million of cash used by investing activities in fiscal 2002. The $9.2 million of cash used for investing activities in fiscal 2003 primarily related to capital expenditures associated with the opening of two new stores, as well as the remodeling of one additional store in fiscal 2003, all three of which were designed under our new store prototype that was introduced in fiscal 2003.

        Net cash used by investing activities was $19.4 million in fiscal 2002, an increase of $20.9 million compared to $1.5 million of cash provided by investing activities in fiscal 2001. In fiscal 2002, cash was used primarily for the re-modeling of substantially all of our stores (approximately $16 million), in addition to smaller investments to open one new store, re-engineer our website, and implement productivity enhancements in our distribution centers and the Michaels furniture operation.

Financing Cash Flows

        Net cash used by financing activities was $2.6 million in fiscal 2003, and net cash provided by financing activities was $18.2 million in fiscal 2002. Substantially all of the change in net cash provided (used) by financing activities resulted from net repayments of $3.9 million in fiscal 2003, as compared to net borrowings of $15.2 million in fiscal 2002, under our revolving credit facility. We were able to pay down our line of credit in fiscal 2003 due to our lower net loss and additional cash generated from sales. In addition, we received $1.1 million during the first quarter of fiscal 2003 in connection with the settlement of a claim, and $1.1 million from the exercise of stock options.

        Net cash provided by financing activities was $18.2 million in fiscal 2002, an increase of $4.4 million from $13.8 million in fiscal 2001. In fiscal 2002, the net cash provided by financing activities was primarily from our revolving credit facility, in addition to the repayment of a $2.1 million loan by Gary G. Friedman, our President and Chief Executive Officer. We also received $1.8 million of proceeds from the exercise of stock options.

        On September 12, 2003, we amended our revolving credit facility, which provides for an overall commitment of $72.0 million, to, among other things, increase the amount available for letters of credit from $25.0 million to $30.0 million, and extend the revolving credit facility two years, from June 2004 to June 2006. In November 2003 and March 2004 we amended our revolving credit facility further to make minor revisions and clarifications to certain definitions used in the revolving credit facility. As of January 31, 2004, we had $10.3 million outstanding under the line of credit, net of unamortized debt issuance costs of $1.0 million, and $11.5 million in outstanding letters of credit. Borrowings made under the revolving credit facility are subject to interest at either the bank's reference rate or LIBOR plus a margin. As of January 31, 2004, the bank's reference rate was 5.0% and the LIBOR plus margin rate was 3.35%. The availability of credit at any given time under the revolving credit facility is limited by reference to a borrowing base formula based upon numerous factors, including the value of eligible inventory and accounts receivable, and is structured to increase to meet seasonal needs. As a result of the borrow base formula, the actual borrowing availability under the revolving credit facility could be less than the stated amount of the facility reduced by the actual borrowings and outstanding letters of credit. Based on our fiscal year end eligible inventory and accounts receivable levels, which are typically lower following the holiday season, and applying the borrowing base formula, we had actual remaining availability under the revolving credit facility of $24.6 million as of January 31, 2004. The revolving credit facility contains various restrictive covenants, including limitations on our annual capital expenditures, store openings, ability to incur additional debt, acquisition of other businesses and payment of dividends and other distributions. The revolving credit facility does not contain any other significant financial or coverage ratio covenants.

        Our revolving credit facility requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the revolving credit facility. This arrangement, combined with the existence of a subjective acceleration clause in the revolving credit facility, necessitates the revolving credit facility be technically reclassified a current liability on our balance sheet, pursuant to guidance in the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement." However, we do not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The acceleration clause, which is a typical requirement in commercial credit agreements such as ours, allows our lenders to forego additional advances should they determine there has been a material adverse effect in our operations, business, properties, assets, liabilities, condition or prospects or a material adverse change in our financial position or prospects reasonably likely to result in a material adverse effect on our business, condition (financial or otherwise), operations, performance or properties. However, the revolving credit facility does not expire or have a maturity date within one year, but rather has a final expiration date in June 2006. Additionally, our lenders have not notified us of any indication that a material adverse effect exists at January 31, 2004 or that a material adverse change has occurred. We believe that no material adverse change has occurred and we believe that we will continue to borrow on the line of credit to fund our operations over the term of the revolving credit facility. We do not anticipate any changes in our business practices that would result in any determination that there has been a material adverse effect in our operations, business, properties, assets, liabilities, condition or prospects. However, we cannot be certain that our lenders will not make such a determination in the future.

        We currently believe that our cash flows from operations and funds available under our revolving credit facility will satisfy our expected working capital and capital requirements, including our contractual commitments described below, for at least the next 12 months. However, the weakening of, or other adverse developments concerning our sales performance or adverse developments concerning the availability of credit under our revolving credit facility due to covenant limitations or other factors could limit the overall availability of funds to us. Moreover, we may not have successfully anticipated our future capital needs and we may need to raise additional funds in order to take advantage of unanticipated opportunities. We also may need to raise additional funds to respond to changing business conditions or unanticipated competitive pressures. However, should the need arise, additional sources of financing may not be available or, if available, may not be on terms favorable to our stockholders or us. If we fail to raise sufficient funds, we may be required to delay or abandon some of our planned future expenditures or aspects of our current operations. For more information, please see the section "Factors That May Affect Our Future Operating Results," above, in particular the sections "We are dependent on external funding sources which may not make available to us sufficient funds when we need them," and "Because our business requires a substantial level of liquidity, we are dependent upon a revolving credit facility with numerous restrictive covenants that limit our flexibility."

Contractual Commitments

        The following table summarizes our significant contractual cash obligations and other commercial commitments as of January 31, 2004 (including lease renewals and substitute leases entered into after year-end).

	Payments Due By Period
(Dollars in thousands)	Total	Fiscal 2004	Fiscal 2005 through 2006	Fiscal 2007 through 2008	Thereafter
Operating leases	$292,341	$36,952	$73,734	$67,789	$113,866
Capital leases	579	237	333	9	—
Line of credit(1)	11,297	11,297		—	—
Standby letters of credit	3,034	3,034	—	—	—
Trade letters of credit	8,501	8,501	—	—	—
Executory contracts(2)	33,485	12,780	12,120	8,585	—
Purchase obligations for inventory	62,381	62,381	—	—	—

Total	$411,618	$135,182	$86,187	$76,383	$113,866

(1)
Gross of debt issuance costs of $1.0 million. We do not expect to be required to repay, within one year, the balance of the revolving credit facility classified as a current liability.

(2)
Excluded from the table are contracts entered into in the ordinary course of business such as contracts for professional services or maintenance contracts. Such contracts are cancelable and contain no penalty fees.

CRITICAL ACCOUNTING POLICIES

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to sales returns, inventories, goodwill, income tax benefits, financing operations, contingencies and litigation. We base our estimates on historical experience and on various other facts and assumptions, including current and expected economic conditions and product mix, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Our management believes the following critical accounting policies require significant judgments and estimates in the preparation of our consolidated financial statements.

Revenue Recognition

        Revenue:    Revenue is recognized at the time of customer receipt. This can occur when an item is purchased in the store, or when the item is delivered to the customer. We record the sale as revenue in the channel where the transaction originated.

        Shipping and handling:    We record shipping and handling fees as revenue in the revenue channel that originated the sales transaction. Costs of shipping and handling are included in cost of revenue and occupancy.

        Returns:    We provide an allowance for sales returns based on historical return rates.

Merchandise Inventory

        Our retail inventories are carried at the lower of cost or market with cost determined on a weighted average cost method. Manufacturing inventories are carried at the lower of cost or market with cost determined at standard costs, approximating average costs. Costs include certain buying and distribution costs, including payroll and other costs related to the purchase of inventory. We write down inventories whenever markdowns reduce the selling price below cost. Additionally, we provide for reserves on inventory based upon our estimate of shrinkage losses. We also write down our slow-moving and discontinued inventory to its estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, or if liquidation of the inventory is more difficult than anticipated, additional inventory write-downs may be required.

Prepaid Catalog Expenses

        Prepaid catalog expenses consist of the cost to prepare, print and distribute catalogs. Such costs are amortized over the expected revenue generated from each catalog based on historical experience. Typically the cost of a catalog is amortized over approximately four months.

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

        We generally evaluate long-lived tangible assets and intangible assets with finite useful lives at an individual store level, which is the lowest level at which independent cash flows can be identified. We evaluate corporate assets or other long-lived assets that are not store-specific at a consolidated entity or reporting unit level, as appropriate.

        Since there is typically no active market for our long-lived tangible and intangible assets, we estimate fair values based on the expected future cash flows. We estimate future cash flows based on store-level historical results, current trends and operating and cash flow projections. Our estimates are subject to substantial uncertainty and may be affected by a number of factors outside our control, including general economic conditions, the competitive environment and regulatory changes. If actual results differ from our estimates of future cash flows, we may record significant additional impairment charges in the future.

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

        Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," requires that for exit or disposal activities, initiated after December 31, 2002, we recognize a liability for costs associated with closing a store when the liability is incurred. We record the present value of expected future lease costs and other closure costs when the store is closed. We record severance and other employee-related costs in the period in which we communicate the closure and related severance packages to the affected employees.

        While we do not currently have any reserves established for store closures, we periodically make judgments about which stores we should close and which stores we should continue to operate. All stores are subject to regular monitoring of their financial performance and cash flows, and many stores are subject to "kick out clauses" which allow us to terminate the store lease if certain contractually specified sales levels are not achieved. If we decide to close a number of these stores, we may incur significant store closure costs for which we have not currently reserved.

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

Self Insurance

        We obtain insurance coverage for significant exposures as well as those risks required to be insured by law. It is generally our policy to retain a significant portion of certain losses related to workers' compensation, general liability, property losses, business interruption and employee health care. We record provisions for these items based on an actuary report, claims experience, regulatory changes, an estimate of claims incurred but not yet reported and other relevant factors. The projections involved in this process are subject to substantial uncertainty because of several unpredictable factors, including actual future claims experience, regulatory changes, litigation trends and changes in inflation.

        Our self-insurance exposure is concentrated in California, where many of our operations are located. California has experienced significant increases in workers' compensation costs as a result of legislative changes and rising medical costs.

        While the number of claims and days outstanding our claims remain open have been declining for the past three years, if claims are greater than we originally estimate, or if costs increase beyond what we have anticipated, our recorded reserves may not be sufficient, and we may record additional expense.

Income Taxes

        We account for income taxes under SFAS No. 109, "Accounting for Income Taxes. SFAS No. 109 requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally take into account all expected future events then known to us, other than changes in the tax law or rates, which are not permitted to be considered. Accordingly, we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. The amount of valuation allowance is based upon management's best estimate of the recoverability of our deferred tax assets. While future taxable income and ongoing prudent and feasible tax planning are considered in determining the amount of the valuation allowance, this allowance is subject to adjustment in the future. Specifically, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

        As of January 31, 2004, we have deferred tax assets totaling $21.2 million, net of a $3.0 million valuation allowance, which primarily represent the income tax benefit associated with losses reported in prior years. These losses are subject to federal and state carryforward provisions of up to 20 years. We have performed an analysis of the deferred tax assets for realization, including an evaluation of applicable available evidence, both positive and negative. This included a careful analysis of results of operations for fiscal year 2003 and prior years, as well as current operating trends and financial projections for future years. As of January 31, 2004, we have concluded that the net deferred tax asset balance of $21.2 million is more likely than not to be recovered. If we are not able to achieve positive operating results in the future, a valuation allowance for some or all of the $21.2 million deferred tax asset would need to be recorded against future operations.

Contingencies and Litigation

        We are involved from time to time in legal proceedings, including litigation arising in the ordinary course of our business. Due to the uncertainties inherent in any legal proceeding, we cannot accurately predict the ultimate outcome of any proceeding and may incur substantial costs to defend the proceeding, irrespective of the merits. Unfavorable outcome of any legal proceeding could have an adverse impact on our business, financial condition and results of operations. As appropriate, we assess the likelihood of any adverse outcomes and the potential range of probable losses. The amount of loss accrual, if any, is subject to adjustment if and when warranted by new developments or revised strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to these proceedings. We accrue our best estimates of the probable settlement for the resolution of legal claims. Such estimates are developed in consultation with outside counsel handling these matters and are based upon a combination of litigation and settlement strategies. To the extent additional information arises or our strategies change, it is possible that our best estimates of our probable liability in these matters may change.

Other Considerations

        The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto in this annual report on Form 10-K, which contain accounting policies and other disclosures required by generally accepted accounting principles.

RECENTLY ISSUED ACCOUNTING STANDARDS

        During January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provisions of FIN 46 were required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. However, in December 2003, the FASB published a revision to FIN 46 (hereafter referred to as "FIN 46R") to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. Under the new guidance, there are new effective dates for companies that have interests in structures that are commonly referred to as special-purpose entities. The rules are effective in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R did not have any impact on our operating results or financial position, as we do not have any variable interest entities.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certain freestanding financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires companies to classify as liabilities financial instruments with certain specified characteristics. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003. The initial adoption of SFAS No. 150 did not have a material effect on our financial position or results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

        We do not have any off-balance sheet arrangements, as such term is defined in recently enacted rules by the Securities and Exchange Commission, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

RELATED PARTY TRANSACTIONS

        Stephen Gordon is Chairman of our Board of Directors. Our store in Eureka, California involves two leases, one involving Mr. Gordon directly and the other involving Eureka Preservation Partnership, a partnership in which Mr. Gordon is a partner. The aggregate lease payments paid to Mr. Gordon and the partnership were $41,717 for each of fiscal 2003, 2002 and 2001. The lease directly involving Mr. Gordon is a written lease that expires on May 31, 2004. The lease with the Eureka Preservation Partnership is based on an oral understanding pursuant to which we agreed to pay rent month to month for that portion of the building owned by Eureka Preservation Partnership. We are currently negotiating the lease renewal terms with Mr. Gordon regarding our written lease with him. We believe that the lease arrangements involving Mr. Gordon and the partnership in which Mr. Gordon is a partner were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

        In connection with the Series A and B preferred stock financing completed in March 2001, Gary Friedman, our Chief Executive Officer, purchased 455 shares of the Series A preferred stock and 545 shares of the Series B preferred stock for an aggregate purchase price of $1.0 million. In addition, as part of Mr. Friedman's compensation package, we sold Mr. Friedman 571,429 shares of common stock at $1.75 per share and Mr. Friedman exercised his option to purchase 1.2 million shares of common stock at $1.75 per share for an aggregate sales price of approximately $3.1 million. In connection with this sale of preferred and common stock to Mr. Friedman, we also made a loan to Mr. Friedman in the amount of $2.05 million. All of the loan proceeds were used by Mr. Friedman to purchase a portion of this stock. The loan was a full recourse loan secured by shares of the common stock and preferred stock purchased by Mr. Friedman. This loan was evidenced by a note, dated March 22, 2001. Pursuant to the terms of the note, the interest rate on the outstanding principal amount of the loan was 8.5% per annum, payable on the first, second and third anniversaries of the date of the note. The principal was due on March 22, 2004. Mr. Friedman repaid this loan in full with interest in August 2002.

        Jason Camp, a recently-appointed Senior Vice President of our company and the son of one of our directors, Robert E. Camp, was asked to relocate to California in 2001 as part of his job function. In connection with this relocation, we made a full recourse loan to him in the principal amount of $200,000. The interest on the outstanding principal amount of the loan is 8.0% per annum, compounded annually, and the entire amount of interest and all outstanding principal is due and payable on August 15, 2006, if not earlier pre-paid in full with interest.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This annual report on Form 10-K contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include without limitation statements implicating the future growth areas of the company, statements implicating the future effects of the company's repositioning strategy, statements relating to plans to foster brand awareness, statements relating to our working capital and capital expenditure needs, statements relating to the impact of competition and other statements containing words such as "believes," "anticipates," "estimates," "expects," "may," "intends," and words of similar import or statements of our management's opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, changes in economic or business conditions in general, changes in product supply, fluctuations in comparable store sales, limitations resulting from restrictive covenants in our revolving credit facility, failure of our management to anticipate changes in consumer trends, loss of key vendors, changes in the competitive environment in which we operate, changes in our management information needs, changes in management, failure to raise additional funds when required, changes in customer needs and expectations and governmental actions and consequences stemming from the continued wars in Iraq and Afghanistan or from terrorist activities in or related to the United States. We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this annual report on Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risks, which include changes in interest rates and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

        The interest payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. If interest rates on existing variable rate debt rose more than 10% from the bank's reference rate, our results of operations and cash flows would not be materially affected.

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
Corte Madera, California

        We have audited the accompanying consolidated balance sheets of Restoration Hardware, Inc. and its subsidiaries as of January 31, 2004 and February 1, 2003, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Restoration Hardware, Inc. and its subsidiaries as of January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 5, the Company has restated the February 1, 2003 balance sheet to reclassify $13.9 million of long-term debt as a current liability.

/s/ Deloitte & Touche LLP

San Francisco, California
March 30, 2004

RESTORATION HARDWARE, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	January 31, 2004	February 1, 2003
ASSETS
Current assets
Cash and cash equivalents	$2,003	$1,630
Accounts receivable	5,745	3,352
Merchandise inventories	102,926	94,500
Deferred tax asset, current portion	6,022	3,596
Prepaid expense and other	10,946	10,485

Total current assets	127,642	113,563
Property and equipment, net	83,518	90,038
Goodwill	4,560	4,560
Deferred tax asset	15,138	15,297
Other assets	1,422	2,770

Total assets	$232,280	$226,228

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$45,292	$35,649
Line of credit, net of debt issuance costs (fiscal 2002 as restated, see Note 5)	10,286	13,909
Deferred revenue and customer deposits	7,231	6,046
Other current liabilities	11,438	9,146

Total current liabilities	74,247	64,750
Deferred lease incentives	33,999	39,109
Deferred rent	14,455	14,163
Other long-term obligations	352	144

Total liabilities	123,053	118,166

Series A redeemable convertible preferred stock, $.0001 par value, 28,037 shares designated, 8,683 and 13,470 shares outstanding at January 31, 2004 and February 1, 2003, respectively, aggregate liquidation preference and redemption value of $10,639 at January 31, 2004	8,541	13,328

Stockholders' equity
Common stock, $.0001 par value, 60,000,000 shares authorized, 32,768,065 and 30,050,994 shares issued and outstanding at January 31, 2004 and February 1, 2003, respectively	3	3
Additional paid-in capital	158,174	150,878
Unearned compensation	(234)	(659)
Accumulated other comprehensive income (loss)	1,040	(132)
Accumulated deficit	(58,297)	(55,356)

Total stockholders' equity	100,686	94,734

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$232,280	$226,228

The accompanying notes are an integral part of these consolidated financial statements.

RESTORATION HARDWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Net revenue	$438,508	$400,337	$366,473
Cost of revenue and occupancy	305,980	283,072	293,951

Gross profit	132,528	117,265	72,522
Selling, general and administrative	135,118	126,290	106,840

Loss from operations	(2,590)	(9,025)	(34,318)
Interest expense, net and other	(2,154)	(2,818)	(4,467)
Change in fair value of warrants	—	(278)	(2,677)

Loss before income taxes	(4,744)	(12,121)	(41,462)
Income tax benefit	1,803	8,518	8,906

Net loss	(2,941)	(3,603)	(32,556)
Preferred shareholder return:
Dividends	—	(358)	(1,411)
Beneficial conversion charges	—	—	(1,406)

Loss attributable to common stockholders	$(2,941)	$(3,961)	$(35,373)

Loss per common share—basic and diluted	$(0.10)	$(0.13)	$(1.51)

Weighted average shares outstanding, basic and diluted	30,873	29,754	23,396

The accompanying notes are an integral part of these consolidated financial statements.

RESTORATION HARDWARE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(Dollars in thousands)

	Redeemable Convertible Preferred Stock
			Common Stock					Accumulated Other Comprehensive Income/(Loss)			Total Comprehensive Income (Loss)
					Additional Paid-In Capital	Stockholder Loan	Unearned Compensation		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE AT FEBRUARY 3, 2001	—	$—	17,100,142	$2	$94,899	$—	$—	$(4)	$(16,022)	$78,875
Issuance of common stock, net	—	—	11,387,741	1	45,529	—	—	—	—	45,530
Issuance of stockholder loan	—	—	—	—	—	(2,050)	—	—	—	(2,050)
Issuance of preferred stock, net of issuance costs	15,000	13,440	—	—	—	—	—	—	—	—
Beneficial conversion feature	—	(1,406)	—	—	1,406	—	—	—	—	1,406
Accretion of cumulative dividends of preferred stock	—	1,411	—	—	—	—	—	—	(1,411)	(1,411)
Stock compensation	—	—	—	—	1,580	—	(1,580)	—	—	—
Amortization of unearned stock compensation	—	—	—	—	—	—	477	—	—	477
Beneficial conversion charge		1,406	—	—	—	—	—	—	(1,406)	(1,406)
Conversion of preferred stock to common stock	(680)	(745)	340,000	—	745	—	—	—	—	745
Foreign currency translation adjustment	—	—	—	—	—	—	—	(155)	—	(155)	(155)
Net loss	—	—	—	—	—	—	—	—	(32,556)	(32,556)	(32,556)

BALANCE AT FEBRUARY 2, 2002	14,320	14,106	28,827,883	3	144,159	(2,050)	(1,103)	(159)	(51,395)	89,455	$(32,711)

Issuance of common stock, net	—	—	490,700	—	1,770	—	—	—	—	1,770
Repayment of stockholder loan	—	—	—	—	—	2,050	—	—	—	2,050
Tax benefit on exercise of stock options	—	—	—	—	873	—	—	—	—	873
Preferred stock issuance costs	—	(201)	—	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	(850)	(935)	425,809	—	935	—	—	—	—	935
Exercise of warrants	—	—	306,602	—	2,957	—	—	—	—	2,957
Accretion of cumulative dividends of preferred stock	—	358	—	—	—	—	—	—	(358)	(358)
Stock compensation	—	—	—	—	184	—	(92)	—	—	92
Amortization of unearned stock compensation	—	—	—	—	—	—	536	—	—	536
Foreign currency translation adjustment	—	—	—	—	—	—	—	27	—	27	27
Net loss	—	—	—	—	—	—	—	—	(3,603)	(3,603)	(3,603)

BALANCE AT FEBRUARY 1, 2003	13,470	13,328	30,050,994	3	150,878	—	(659)	(132)	(55,356)	94,734	$(3,576)

Issuance of common stock, net	—	—	311,775	—	1,110	—	—	—	—	1,110
Stockholder settlement	—	—	—	—	1,050	—	—	—	—	1,050
Tax benefit on exercise of stock options	—	—		—	276	—	—	—	—	276
Conversion of preferred stock to common stock	(4,787)	(4,787)	2,405,296	—	4,787	—	—	—	—	4,787
Stock compensation				—	73	—	(73)	—	—	—
Amortization of unearned stock compensation	—	—	—	—	—	—	498	—	—	498
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,172	—	1,172	1,172
Net loss	—	—	—			—	—	—	(2,941)	(2,941)	(2,941)

BALANCE AT JANUARY 31, 2004	8,683	$8,541	32,768,065	$3	$158,174	$—	$(234)	$1,040	$(58,297)	$100,686	$(1,769)

The accompanying notes are an integral part of these consolidated financial statements.

RESTORATION HARDWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Cash flows from operating activities:
Net loss	$(2,941)	$(3,603)	$(32,556)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Change in fair value of warrants	—	278	2,677
Depreciation and amortization	18,021	18,641	20,624
Impairment of fixed assets	—	555	10,220
Deferred income taxes	(2,267)	(4,105)	(6,782)
Other	—	88	(142)
Changes in operating assets and liabilities:
Accounts receivable	(2,393)	(74)	4,791
Merchandise inventories	(8,426)	(32,910)	20,640
Prepaid expenses and other assets	1,163	(2,277)	(707)
Accounts payable and accrued expenses	9,643	1,726	(9,390)
Deferred revenue and customer deposits	1,185	2,332	(3,287)
Other current liabilities	2,292	891	118
Deferred rent	292	1,474	2,173
Deferred lease incentives	(5,110)	(2,537)	(4,044)

Net cash provided (used) by operating activities	11,459	(19,521)	4,335

Cash flows from investing activities:
Proceeds from disposal of fixed assets	—	—	5,325
Capital expenditures	(9,229)	(19,390)	(3,798)

Net cash provided (used) by investing activities	(9,229)	(19,390)	1,527

Cash flows from financing activities:
Net proceeds from private placement of preferred stock	—	—	13,440
Net proceeds from private placements of common stock	—	—	42,616
Borrowings (repayments) under line of credit, net	(3,917)	15,215	(41,581)
Debt and preferred stock issuance costs	(434)	(806)	(1,426)
Repayment of shareholder loan	—	2,050	—
Proceeds received from stockholder settlement	1,050	—	—
Borrowings (repayments)—other long-term obligations	(385)	—	(53)
Issuance of common stock	1,110	1,770	849

Net cash provided (used) by financing activities	(2,576)	18,229	13,845

Effects of foreign currency exchange rate translation on cash	719	27	(32)

Net increase (decrease) in cash and cash equivalents	373	(20,655)	19,675
Cash and cash equivalents:
Beginning of period	1,630	22,285	2,610

End of period	$2,003	$1,630	$22,285

Additional cash flow information:
Cash paid during the year for interest (net of amount capitalized)	$1,554	$1,513	$3,500
Cash (received) paid during the year for taxes	(1,427)	(4,096)	(2,370)
Non-cash transactions:
Stockholder loan	—	—	2,050
Beneficial conversion feature—preferred stock	—	—	1,406
Beneficial conversion charge—preferred stock	—	—	(1,406)
Dividends attributable to preferred stock	—	(358)	(1,411)
Property and equipment acquired under capital leases	593	—	—
Exercise of warrants	—	2,957	—
Conversion of preferred stock to common stock	$4,787	$935	$—

The accompanying notes are an integral part of these consolidated financial statements.

RESTORATION HARDWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

        Restoration Hardware, Inc., a Delaware corporation (together with its subsidiaries collectively, the "Company"), is a specialty retailer of high-quality home furnishings, bath fixtures and hardware, functional and decorative hardware and related merchandise. These products are sold through retail locations, catalogs and the Internet. At January 31, 2004, the Company operated a total of 103 retail stores in 31 states, the District of Columbia and in Canada. The Company operates on a 52-53 week fiscal year ending on the Saturday closest to January 31. The fiscal years ended January 31, 2004 ("Fiscal 2003"), February 1, 2003 ("Fiscal 2002") and February 2, 2002 ("Fiscal 2001") consisted of 52 weeks.

Principles of Consolidation

        The consolidated financial statements include the accounts of Restoration Hardware, Inc. and its subsidiaries. All inter-company balances and transactions are eliminated in consolidation.

Use of Accounting Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company's significant accounting estimates include lower of cost or market write-downs on inventory, expected future cash flows in the review for impairment on long-lived assets, the adequacy of self insurance reserves, realization of deferred tax assets, including the potential need for valuation allowances on these tax assets and sales returns reserves. Actual results for these and other estimates could differ from those estimates. Particularly, if the Company is not able to achieve positive operating results in the future, a valuation allowance for some or all of the deferred tax would need to be recorded against future operations. Additionally, with regard to the Company's valuation of long-lived assets, its estimates are subject to substantial uncertainty and may be affected by a number of factors outside its control, including general economic conditions, the competitive environment and regulatory changes. If actual results differ from the Company's estimates of future cash flows, it may record significant impairment charges in the future.

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

Merchandise Inventories

        The Company's retail inventories are carried at the lower of cost or market with cost determined on a weighted average cost method. Manufacturing inventories are carried at the lower of cost or market with cost determined at standard costs, approximating average costs. Costs include certain buying and distribution costs, including payroll and other costs related to the purchase of inventory. The Company writes down inventories whenever markdowns reduce the selling price below cost. Additionally, it provides for reserves on inventory based upon estimated shrinkage losses. The Company also writes down its slow-moving and discontinued inventory to its estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, or if liquidation of the inventory is more difficult than anticipated, additional inventory write-downs may be required.

Prepaid Catalog and Advertising Expenses

        Prepaid catalog expenses consist of the cost to prepare, print and distribute catalogs. Such costs are amortized over the expected revenue generated from each catalog based on historical experience. Typically the cost of a catalog is amortized over approximately four months. At January 31, 2004 and February 1, 2003, the Company had $3.6 million and $1.6 million, respectively, of prepaid catalog costs that are included in prepaid expense and other on the accompanying consolidated balance sheet.

        Advertising costs primarily represent those associated with our catalog mailings, as well as a limited amount of print and web site marketing. For the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002, advertising costs were approximately $26.5 million, $23.5 million and $16.1 million, respectively.

Property and Equipment

        Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from three to ten years for all property and equipment except for leasehold improvements and lease acquisition costs. The cost of leasehold improvements and lease acquisitions is amortized over the useful life of the asset or the applicable lease term, whichever is less.

        Assets acquired under noncancellable leases which meet the criteria of capital leases are capitalized in property and equipment and amortized over the useful life of the related assets.

Goodwill

        Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in the purchase of The Michaels Furniture Company, Inc. In fiscal 2001, goodwill was amortized on a straight-line basis over 25 years. In June 2001, the Financial Accounting Standards Board ("the FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which became effective for the Company on February 1, 2002. The Company reviews goodwill and other intangibles with indefinite useful lives for impairment annually, or more frequently if events or changes in circumstances warrant. During fiscal 2003 and 2002, the Company engaged an external valuation services firm to report on the fair value the Company's invested capital in The Michaels Furniture Company, Inc. If the carrying values of such assets were to exceed their estimated fair values, the Company would record an impairment loss to write the assets down to their estimated fair values. There were no impairment charges recorded against goodwill in fiscal 2003 or 2002. The Company had $4.6 million of goodwill as of January 31, 2004 and February 1, 2003.

Impairment of Long-lived Assets

        The Company reviews long-lived tangible assets and intangible assets with finite useful lives for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Using the Company's best estimates based on reasonable assumptions and projections, it records an impairment loss to write the assets down to their estimated fair values if the carrying values of such assets exceed their related undiscounted expected future cash flows.

        The Company generally evaluates long-lived tangible assets and intangible assets with finite useful lives at an individual store level, which is the lowest level at which independent cash flows can be identified. The Company evaluates corporate assets or other long-lived assets that are not store-specific at a consolidated entity or reporting unit level, as appropriate.

        Since there is typically no active market for our long-lived tangible and intangible assets, the Company estimates fair values based on the expected future cash flows. The Company estimates future cash flows based on store-level historical results, current trends and operating and cash flow projections. The Company's estimates are subject to substantial uncertainty and may be affected by a number of factors outside its control, including general economic conditions, the competitive environment and regulatory changes. If actual results differ from the Company's estimates of future cash flows, it may record significant additional impairment charges in the future.

        For the fiscal years ended February 1, 2003 and February 2, 2002, the Company recorded $0.6 million and $10.2 million, respectively of impairment charges on the long-lived assets of one and eight, respectively, under-performing stores. The impairment charge was equal to the difference between the carrying value of such long-lived assets and the present value of estimated future cash flows for those stores. For the fiscal year ended January 31, 2004, there were no impairment charges recorded.

Store Closure Reserves

        Prior to January 1, 2003, the Company recorded the estimated costs associated with closing a store during the period in which the store was identified and approved by management under a plan of termination, which included the method of disposition and the expected date of completion. These costs included direct costs to terminate a lease, lease rental payments net of expected sublease income, and the difference between the carrying values and estimated recoverable values of long-lived tangible and intangible assets. The Company recorded severance and other employee-related costs in the period in which the Company communicated the closure and related severance packages to the affected employees.

        SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," requires that for exit or disposal activity, initiated after December 31, 2002, the Company recognizes a liability for costs associated with closing a store when the liability is incurred. The Company records the value of expected future lease costs and other closure costs when the store is closed. The Company records severance and other employee-related costs in the period in which it communicates the closure and related severance packages to the affected employees. Costs incurred in connection with closure of four underperforming stores were fully recognized during fiscal 2003 and no amounts remained accrued as of January 31, 2004.

        While the Company does not currently have any reserves established for store closures, it periodically makes judgments about which stores it should close and which stores it should continue to operate. All stores are subject to regular monitoring of their financial performance and cash flows, and many stores are subject to "kick out clauses" which allow the Company to terminate the store lease without further obligation if certain contractually specified sales levels are not achieved. If the

Company decides to close a number of its underperforming stores, it may incur significant store closure costs for which it has not currently reserved.

        The Company's calculation of store closure costs includes significant estimates about the amounts and timing of potential lease termination costs and future sublease income. These estimates are based on the Company's historical experience, the condition and location of the property, the lease terms and current real estate leasing market conditions. If actual results differ from its estimates, it may significantly adjust its store closure reserves in future periods.

Accounts Payable

        Accounts payable represents amounts owed to third parties at the end of the period. Accounts payable included negative cash balances, due to outstanding checks, of approximately $12.5 million and $9.9 million at January 31, 2004 and February 1, 2003, respectively.

Self Insurance

        The Company obtains insurance coverage for significant exposures as well as those risks required to be insured by law. It is generally the Company's policy to retain a significant portion of certain losses related to workers' compensation, general liability, property losses, business interruption and employee health care. The Company records provisions for these items based on an actuary report, claims experience, regulatory changes, an estimate of claims incurred but not yet reported and other relevant factors. The projections involved in this process are subject to substantial uncertainty because of several unpredictable factors, including actual future claims experience, regulatory changes, litigation trends and changes in inflation.

        The Company's self-insurance exposure is concentrated in California, where many of its operations are located. California has experienced significant increases in workers' compensation costs as a result of legislative changes and rising medical costs.

        While the number of claims and days outstanding the Company's claims remain open have been declining for the past three years, if claims are greater than the Company originally estimates, or if costs increase beyond what the Company has anticipated, the Company's recorded reserves may not be sufficient, and the Company may record additional expense.

        At January 31, 2004 and February 1, 2003, the Company had recorded accruals for these liabilities of approximately $2.4 million and $1.6 million, respectively.

Deferred Rent

        Certain of the Company's operating leases contain predetermined fixed escalations of the minimum rentals during the original term of the lease. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amount charged to operations and amounts paid as deferred rent.

Deferred Lease Incentives

        As part of its lease agreements, the Company typically receives lease incentives. These allowances are deferred and amortized on a straight-line basis over the life of the lease as a reduction of rent expense.

Revenue Recognition

        Revenue:    Revenue is recognized at the time of customer receipt of merchandise. This can occur when an item is purchased in the store, or when an item is delivered to the customer. The Company records the sale as revenue in the channel where the transaction originated.

        Shipping and handling:    The Company records shipping and handling fees as revenue in the revenue channel that originated the sales transaction. Costs of shipping and handling are included in cost of revenue and occupancy.

        Returns:    The Company provides an allowance for sales returns based on historical return rates. The allowance for sales returns was approximately $1.2 million, $1.1 million and $1.1 million for fiscal 2003, 2002 and 2001, respectively.

Cost of Revenue and Occupancy Expense

        Cost of revenue and occupancy expense includes total cost of products sold, occupancy costs for all store locations, inventory shrinkage losses; letter of credit fees; inventory write-downs; inbound freight costs; samples; employment and travel costs for product buying and development personnel; product distribution costs including facilities, equipment, personnel, distribution center to store freight costs; and costs to deliver product to customers.

Selling, General and Administrative Expense

        Selling, general and administrative expense includes all costs related to sales associates (including payroll and benefits), all corporate personnel cost (including payroll and benefits), supplies, store display and signage, store utility costs, catalog production costs, print advertising and other marketing expenses, credit card fees, home office occupancy, repairs and maintenance, Internet hosting charges, telecommunications expense for the stores and corporate offices, toll free phone numbers for catalog and other direct marketing orders, corporate insurance, depreciation on corporate assets, bad debt expense, check guarantee fees and professional fees.

Store Pre-Opening Activities

        All store pre-opening costs are expensed as incurred.

Vendor Concentrations

        The Company made approximately 22%, 16% and 19% of its inventory purchases from two vendors in fiscal 2003, 2002 and 2001, respectively.

Income Taxes

        SFAS No. 109, "Accounting for Income Taxes," requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally takes into account all expected future events then known to it, other than changes in the tax law or rates, which are not permitted to be considered. Accordingly, the Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The amount of valuation allowance is based upon management's best estimate of the recoverability of its deferred tax assets. While future taxable income and ongoing prudent and feasible tax planning are considered in determining the amount of the valuation allowance, this allowance is subject to adjustment in the future. Specifically, in the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

        As of January 31, 2004, the Company has deferred tax assets totaling $21.2 million, net of a $3.0 million valuation allowance, which primarily represent the income tax benefit associated with losses reported in prior years. These losses are subject to federal and state carryforward provisions of up to 20 years. The Company has performed an analysis of the deferred tax assets for realization, including an evaluation of applicable available evidence, both positive and negative. This included a careful analysis of results of operations for fiscal year 2003 and prior years, as well as current operating trends and financial projections for future years. As of January 31, 2004, the Company has concluded that the net deferred tax asset balance of $21.2 million is more likely than not to be recovered. If the Company is not able to achieve positive operating results in the future, a valuation allowance for some or all of the $21.2 million deferred tax would need to be recorded against future operations.

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

Earnings (Loss) Per Share

        Basic earnings (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock and potentially dilutive common stock equivalents outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if options or warrants to issue common stock were exercised, or preferred stock was converted into common stock. The following table details potential dilutive effects of the weighted average number of certain common stock equivalents that have been excluded from diluted earnings (loss) per share, because their inclusion would be anti-dilutive, since the Company experienced a net loss in each of the last three fiscal years:

	Fiscal Year
	2003	2002	2001
Convertible preferred stock, options and warrants that were excluded from weighted average diluted shares because their effect would be anti-dilutive in loss periods
Shares of common stock subject to outstanding options	478,816	996,110	573,867
Shares of common stock subject to outstanding warrants	—	—	405,226
Shares of common stock subject to conversion from the Series A preferred stock	6,077,417	6,764,425	7,160,000

Total common stock equivalents excluded from the weighted average shares outstanding calculation because their effect would have been anti-dilutive	6,556,233	7,760,535	8,139,093

Comprehensive Income (Loss)

        Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. The components of comprehensive income (loss) are presented in the consolidated statements of stockholders' equity.

Foreign Currency Translation

        Local currencies are generally considered the functional currencies outside the United States. The assets and liabilities of the Company and its subsidiaries which are denominated in currencies other than the U.S. dollar are translated to U.S. dollars at the rate of exchange in effect at the balance sheet date; income and expenses are translated at average rates of exchange prevailing during the year. The related translation adjustments are reflected in the other comprehensive income (loss) section of the consolidated statements of stockholders' equity. Foreign currency gains and losses resulting from transactions denominated in foreign currencies are included in consolidated statements of operations.

Stock-based Compensation

        The Company has one stock-based employee compensation plan, as described in Note 9. The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with the provisions of Accounting Principal Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to all stock-based employee compensation:

	Fiscal Year
(Dollars in thousands, except per share amounts)
	2003	2002	2001
Net loss as reported	$(2,941)	$(3,603)	$(32,556)
Add stock-based employee compensation expense for options granted below fair market value included in reported net loss (net of tax)	308	336	294
Deduct compensation expense for all stock based employee compensation (net of tax) calculated in accordance with the fair value method	(1,800)	(3,056)	(1,465)

Pro forma net loss	(4,433)	(6,323)	(33,727)
Preferred shareholder return:
Dividends	—	(358)	(1,411)
Beneficial conversion charges	—	—	(1,406)

Pro forma loss attributable to common stockholders	$(4,433)	$(6,681)	$(36,544)

Net (loss) per share:
Basic and diluted, as reported	$(0.10)	$(0.13)	$(1.51)
Basic and diluted, pro forma	$(0.14)	$(0.22)	$(1.56)

        The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, with the following weighted average assumptions:

	Fiscal Year
	2003	2002	2001
Dividend yield	—	—	—
Expected volatility	75%	102%	50%
Risk-free interest rate	3.00%	3.71%	2.28%
Expected life (years)	4.5	4.5	3.0

New Accounting Pronouncements

        During January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provisions of FIN 46 were required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. However, in December 2003, the FASB published a revision to FIN 46 (hereafter referred to as "FIN 46R") to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. Under the new guidance, there are new effective dates for companies that have interests in structures that are commonly referred to as special-purpose entities. The rules are effective in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R did not have any impact on the Company's operating results or financial position, as the Company does not have any variable interest entities.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certain freestanding financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires companies to classify as liabilities financial instruments with certain specified characteristics. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003. The initial adoption of SFAS No. 150 did not have a material effect on the Company's financial position or results of operations.

Reclassifications

        Certain reclassifications have been made to the presentation of prior year results in order to conform to the current year presentation.

(2)   GOODWILL

        Upon the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," at the beginning of fiscal 2002, the Company discontinued the amortization of goodwill with a carrying value of $4.6 million. Had the non-amortization provisions of SFAS No. 142 been applied for the fiscal year ended February 2, 2002, the Company's net loss would have been $32.4 million, instead of $32.6 million, and the loss per common share would have remained the same at $1.51 per share.

(3)   PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

(Dollars in thousands)	January 31, 2004	February 1, 2003
Leasehold improvements	$127,397	$109,902
Furniture, fixtures and equipment	20,540	28,305
Machinery and equipment	8,870	5,832
Computer software	8,662	10,326
Equipment under capital leases(1)	646	1,041

Total	166,115	155,406
Less accumulated depreciation and amortization	(82,597)	(65,368)

Property and equipment, net	$83,518	$90,038

(1)
Accumulated amortization of $68 thousand and $515 thousand for fiscal 2003 and 2002, respectively, relates to equipment classified as capital leases. During fiscal 2003, the Company exercised its right to buy out certain capital leases with terms expiring in fiscal 2003.

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

        The aggregate future minimum rental payments under leases in effect at January 31, 2004 (including renewals and substitute leases entered into after year end) are as follows:

(Dollars in thousands) FISCAL YEAR ENDING	Capital Leases	Operating Leases	Total
2004	$237	$36,952	$37,189
2005	204	37,743	37,947
2006	129	35,991	36,120
2007	8	35,065	35,073
2008	1	32,724	32,725
Thereafter	—	113,866	113,866

Minimum lease commitments	579	$292,341	$292,920

Less amount representing interest	(70)

Present value of capital lease obligations	509
Less current portion	(196)

Long-term portion	$313

        Minimum and contingent rental expense, which is based upon certain factors such as sales volume, under operating leases, was as follows:

	Fiscal Year
(Dollars in thousands)
	2003	2002	2001
Operating leases:
Minimum rental expense	$37,816	$37,482	$36,078
Contingent rental expense	429	613	555

Total	$38,245	$38,095	$36,633

(5)   LINE OF CREDIT, NET

        On September 12, 2003, the Company amended its revolving credit facility, which provides for an overall commitment of $72.0 million, to, among other things, increase the amount available for letters of credit from $25.0 million to $30.0 million, and extend the revolving credit facility two years, from June 2004 to June 2006. In November 2003 and March 2004, the Company amended its revolving credit facility further to make minor revisions and clarifications of certain definitions used in the revolving credit facility. As of January 31, 2004, $10.3 million was outstanding under the line of credit, net of unamortized debt issuance costs of $1.0 million, and there was $11.5 million in outstanding letters of credit. Borrowings made under the revolving credit facility are subject to interest at either the bank's reference rate or LIBOR plus a margin. As of January 31, 2004, the bank's reference rate was 5.0% and the LIBOR plus margin rate was 3.35%. The availability of credit at any given time under the revolving credit facility is limited by reference to a borrowing base formula based upon numerous factors, including eligible inventory and accounts receivable, and is structured to increase to meet seasonal needs. As a result of the borrowing base formula, the actual borrowing availability under the revolving credit facility could be less than the stated maximum limit of the facility reduced by the actual borrowings and outstanding letters of credit. Based on the Company's fiscal year end eligible inventory and accounts receivable levels, which are typically lower following the holiday season, and applying the borrowing base formula, the Company had actual remaining availability under the revolving credit facility of $24.6 million as of January 31, 2004. The revolving credit facility contains various restrictive covenants, including limitations on the Company's annual capital expenditures, ability to incur additional debt, acquisition of other businesses and payment of dividends and other distributions. The revolving credit facility does not contain any other significant financial or coverage ratio covenants, nor does the revolving credit facility require the Company to repay all borrowings for a proscribed "clean-up" period each year.

        The Company's revolving credit facility requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a subjective acceleration clause in the revolving credit facility, necessitates the revolving credit facility be classified a current liability on the balance sheet in accordance with FASB's Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement" ("EITF 95-22"). The acceleration clause allows the Company's lenders to forego additional advances should they determine there has been a material adverse change in the Company's financial position or prospects reasonably likely to result in a material adverse effect on its business, condition (financial or otherwise), operations, performance or properties. Management believes that no such material adverse change has occurred; further, at January 31, 2004, the Company's lenders had not informed the Company that any such event had occurred. The revolving credit facility expires in June 2006. Management believes that it will continue to borrow on the line of credit to fund its operations over the term of the revolving credit facility. The February 1, 2003 balance sheet has been restated to similarly reclassify $13.9 million of borrowings under the revolving credit facility, which was previously reported as long-term debt, as a current liability.

        In connection with an amendment to the Company's line of credit in September 2000, the Company issued putable warrants for the purchase of 550,000 shares of its common stock, subject to anti-dilution protections at $3.75 per share. In connection with the amendment of the revolving credit facility in March 2001, 200,000 of the 550,000 warrants were repriced to $2.00 per share. The fair value of the warrants was calculated each quarter using the Black-Scholes model. For fiscal 2002 and 2001, the mark-to-market revaluation of the warrants resulted in a charge of approximately $0.3 million and $2.7 million, respectively, against earnings. The warrants were to expire on September 27, 2005, and, as of February 3, 2001 warrants for the purchase of approximately 405,000 shares of common stock remained outstanding. During the first quarter of fiscal 2002, all of the remaining warrants were exercised.

(6)   INCOME TAXES

        The Company accounts for income taxes using the asset and liability method under SFAS No. 109, "Accounting for Income Taxes." The Company provides a deferred tax expense or benefit for differences between financial accounting and tax reporting. Deferred income taxes represent future net tax effects of temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

        The income tax benefit consisted of:

	Fiscal Year
(Dollars in thousands)
	2003	2002	2001
Current:
Federal	$429	$(4,170)	$(1,970)
State	35	(243)	(152)
Foreign	—	—	(2)

Total current tax expense (benefit)	464	(4,413)	(2,124)

Deferred:
Federal	(2,181)	(3,639)	(3,462)
State	(457)	(432)	(2,605)
Foreign	371	(34)	(715)

Total deferred tax benefit	(2,267)	(4,105)	(6,782)

Total income tax benefit	$(1,803)	$(8,518)	$(8,906)

        Significant components of the Company's deferred tax assets and liabilities are as follows:

(Dollars in thousands)	January 31, 2004	February 1, 2003
Current deferred tax asset (liability)
Accrued expense	$2,222	$2,390
State tax benefit	(1,736)	(1,582)
Inventory	3,662	1,983
Deferred revenue	1,981	2,287
Prepaid expense	(2,155)	(1,799)
Net operating loss carryforwards	2,000	—
Other	48	317

Net current deferred tax asset	6,022	3,596

Long-term deferred tax asset (liability):
Derivative warrant liability	661	1,238
Deferred lease credits	(4,735)	(2,137)
Property and equipment	11,752	11,314
Net operating loss carryforwards	10,460	7,882

Net long-term deferred tax asset	18,138	18,297

Total deferred tax assets before valuation allowance	24,160	21,893
Valuation allowance	(3,000)	(3,000)

Net deferred tax asset	$21,160	$18,893

        A reconciliation of the federal statutory tax rate to the Company's effective state rate is as follows:

	Fiscal Year
	2003	2002	2001
Provision at statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal tax impact	(5.9)	(3.7)	(4.4)
Foreign income	1.3	0.0	(1.6)
Other	0.6	0.0	1.6
Valuation allowance provided (reversed)	—	(32.7)	16.9

Total	(38.0)%	(70.4)%	(21.5)%

        As of January 31, 2004, the Company had federal net operating loss carry forwards of approximately $27.0 million. These net operating loss carryovers will expire between 2021 and 2023.

        The Company has performed an analysis of the deferred tax assets for realization, including an evaluation of applicable available evidence, both positive and negative. This included a careful analysis of results of operations for fiscal year 2003 and prior years, as well as current operating trends and financial projections for future years. As of January 31, 2004, the Company has concluded that the net deferred tax asset balance of $21.2 million is more likely than not to be recovered. If the Company is not able to achieve positive operating results in the future, a valuation allowance for some or all of the $21.2 million deferred tax would need to be recorded against future operations.

        The fiscal 2002 income tax benefit rate reflects a $4.0 million reduction in the valuation allowance established on the Company's deferred tax assets. The reduction in the valuation allowance was due to the realization of net operating loss carryback amounts, resulting from the economic stimulus bill enacted on March 9, 2002. The fiscal 2001 income tax benefit was net of a $7.0 million valuation allowance provision to reduce deferred tax assets to an amount that management believed was more likely than not to be realized.

(7)   REDEEMABLE CONVERTIBLE PREFERRED STOCK

        In March 2001, the Company completed a sale of the preferred stock with aggregate proceeds to the Company of approximately $15.0 million. The initial sale in March 2001 included the sale of 6,820 shares of Series A preferred stock and 8,180 shares of Series B preferred stock, for $1,000 per share. The shares of Series B preferred stock were converted on a one-for-one basis into shares of Series A preferred stock upon the approval of such conversion by the Company's stockholders in July 2001. Each share of preferred stock has a par value of $.0001 per share.

Convertibility

        The Series A preferred stock is immediately convertible at the option of the holder into shares of the Company's common stock. The initial conversion formula is equal to the original issue price ($1,000) divided by $2.00 per share. Therefore, each share of Series A preferred stock is initially convertible into 500 shares of common stock. The conversion price of the Series A preferred stock is subject to certain adjustments for future dilutive events. The Company may require conversion of the Series A preferred stock, in whole or in part, by sending written notice of the request for conversion to holders of Series A preferred stock at any time after March 22, 2004, if the average closing price per share of the common stock exceeds three times the then-current conversion price of the Series A preferred stock for the 20 trading days ending 3 business days preceding the date that the written request is sent. Upon the Company's notice of conversion, holders of Series A preferred stock shall be deemed to have demanded registration of their shares of common stock received upon conversion of the Series A preferred stock. If such holders subsequently choose not to include their shares in a registration statement, they may request redemption of their shares of Series A preferred stock, in which case the Company must redeem the shares of Series A preferred stock in accordance with the terms of the Certificate of Designation of Series A and Series B Preferred Stock (the "Certificate of Designation"). Any such redemption would be at a redemption price of $1,000 plus all accrued and unpaid dividends. If the holders do not include their common stock in the registration statement, but also do not request redemption, their shares of Series A preferred stock will automatically convert into common stock. The conversion price into common stock of $2.00 represents a discount to the fair market value of the common stock of $2.1875 at March 21, 2001, the date on which the preferred stock equity financing was entered into (herein referred to as a "beneficial conversion feature"). The beneficial conversion feature on the Series A preferred stock of $639,375 was recorded as a return to the preferred stockholders in March 2001 since the Series A preferred stock were immediately convertible into common stock. The beneficial conversion feature on the Series B of $766,875 was initially being recorded as a return to the preferred stockholders over three years, the minimum period at which these stockholders could realize a return through the conversion to common stock. In the second quarter of fiscal 2001, upon the conversion of Series B preferred stock into Series A preferred stock, the unamortized balance of the beneficial conversion feature of approximately $707,000 was recorded as a return to the preferred stockholders as the shares became immediately convertible into common stock.

Redemption

        The Company may redeem the Series A preferred stock, in whole or part, at any time after March 22, 2006, on at least 30 days prior written notice requesting redemption, at a redemption price per share equal to the greater of (a) the average of the closing price per share of the common stock for 20 trading days ending three business days prior to the date that the written request is sent, or (b) $1,000 per share plus all accrued and unpaid dividends.

Dividends

        If the Company's Board of Directors declares a dividend, each share of Series A preferred stock is entitled to dividends at the rate of $100 per share per annum. Such dividends are cumulative and deemed to have accrued from the original date of issuance of the Series A preferred stock for purposes of determining the liquidation preferences of the holders of the Series A preferred stock and in connection with the exercise of the Company's redemption rights and the redemption rights of the holders of Series A preferred stock electing to redeem the Company's conversion rights described above and in the Certificate of Designation. Such dividends shall not be deemed to be cumulative and shall not be deemed to have so accrued upon any conversion of the Series A preferred stock into common stock. The Company shall not pay or declare any dividend on any common stock or any of its other securities that are junior to the Series A preferred stock during any fiscal year unless and until full dividends on the Series A preferred stock are declared and paid for such fiscal year.

        In August 2002, the holders of the Company's Series A preferred stock agreed to waive their dividend participation right in the event the Company were to declare a dividend on its common stock. In the same agreement, the Company agreed that it will not declare any dividends payable to its common stock holders until the Company first obtains the approval of the holders of at least seventy percent of the then outstanding shares of Series A preferred stock. The Company has never declared or paid any dividends on its common stock and has no obligation to do so. Beginning with the second quarter of fiscal 2002, the Company no longer records dividend charges related to its outstanding Series A preferred stock. Such charges totaled $0.4 million and $1.4 million for fiscal 2002 and 2001, respectively.

Voting

        Holders of the Series A preferred stock generally have the right to one vote for each share of common stock into which such Series A preferred stock is convertible. Subject to the terms of the preferred stock purchase agreement entered into by and among the Company and the holders of Series A preferred stock named therein and the Certificate of Designation, the holders of the Series A preferred stock are entitled to elect two designees to the Board of Directors. At least one of the designees shall also be entitled to serve on all committees of the Board of Directors. In addition, the holders of Series A preferred stock vote separately as a class in certain circumstances, including, without limitation, amendments to the Company's Second Amended and Restated Certificate of Incorporation, as amended, creation or issuance by the Company of any new class of securities having a preference senior to or on parity with the Series A preferred stock, declaration or payment by the Company of any dividends or other distributions on the common stock, or the Company entering into certain transactions involving a merger, consolidation, or sale of all or substantially all of its assets.

Liquidation Preference

        If the Company were dissolved or liquidated, voluntarily or involuntarily, the holders of the Series A preferred stock would be entitled to receive, prior and in preference to any distribution of the Company's assets to the holders of any of its other equity securities, an amount equal to the greater of: (a) $1,000 per share (as adjusted for any stock splits, stock dividends and recapitalizations) plus accrued and unpaid dividends; or (b) the amount which such holder of the Series A preferred stock would have received assuming all shares of Series A preferred stock had been converted into common stock at the then applicable conversion rate immediately prior to any such dissolution or liquidation. If the Company has insufficient assets and funds to distribute to the holders of Series A preferred stock their full liquidation preference, then all of its assets and funds legally available for distribution shall be distributed pro rata among the holders of the Series A preferred stock in proportion to the preferential amount each such holder is entitled to receive.

        In addition, certain events, including, without limitation, a sale of all or substantially all of the Company's assets, or a change of control of the Company, may be designated by holders of Series A preferred stock as a liquidation or dissolution, in which case, the above-described mechanisms for distribution of the Company's assets are applicable.

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

        At January 31, 2004, the Company has reserved the following shares of common stock for issuance in connection with:

	Issuable upon conversion or exercise of outstanding securities	Available for future sales and grants	Total shares of common stock reserved
Series A preferred stock	4,362,440	—	4,362,440
Stock options	4,349,992	3,152,209	7,502,201

Total	8,712,432	3,152,209	11,864,641

        Additionally, in 2001, the Company granted Mr. Friedman an option to purchase 1,200,000 shares of common stock at $1.75 per share which he subsequently exercised. The difference between the fair market value of $2.1875 per share and the purchase price of $1.75 resulted in a $525,000 charge expensed as compensation over the option's thirty-six month vesting period. Furthermore, the Company granted Mr. Friedman an option to purchase 200,000 shares of common stock at $6.00 per share on March 18, 2001. The 200,000 options vest at the rate of 33 1/3% upon completion of each year of service by Mr. Friedman to the Company.

        The aggregate purchase price for Mr. Friedman's purchase of the common stock was approximately $3,100,000, of which approximately $1,050,000 was paid in cash by Mr. Friedman and $2,050,000 was paid by Mr. Friedman in the form of a note, dated March 22, 2001, evidencing a loan from the Company to Mr. Friedman. Pursuant to the terms of the note, the interest rate on the outstanding principal amount of the loan in the original principal amount of $2,050,000 was 8.5% per annum, payable on the first, second and third anniversaries of the date of the note. The principal was due on March 22, 2004. Mr. Friedman repaid the loan in full with interest in August 2002.

        May financing—On May 17, 2001, the Company completed a private placement sale with various institutional investors of 4,515,762 shares of common stock at $5.43 per share, resulting in aggregate net proceeds of approximately $24.5 million. As part of this private placement financing, the Company filed with the Securities and Exchange Commission on June 1, 2001, a registration statement on Form S-3 for the resale of the common stock acquired by these investors. The registration statement became effective on July 6, 2001. Subsequently, the Company filed with the Securities and Exchange Commission certain post-effective amendments to the registration statement, which such amendments were declared effective as of September 22, 2003. Accordingly, all shares of common stock of the Company initially registered on the registration statement and not otherwise sold by the selling stockholders described therein pursuant to the registration statement prior to May 17, 2003 have been de-registered.

        November financing—On November 6, 2001, the Company completed a private placement sale with various institutional investors of 4,487,178 shares of the Company's common stock at $3.90 per share, resulting in aggregate net proceeds of approximately $17.5 million. As part of this private placement financing, the Company filed with the Securities and Exchange Commission on December 6, 2001, a registration statement on Form S-3 for the resale of the common stock acquired by these investors. The registration statement became effective on October 31, 2002. Subsequently, the Company filed with the Securities and Exchange Commission a post-effective amendment to the registration statement, which was declared effective as of March 2, 2004. Accordingly, all shares of common stock of the Company initially registered on the registration statement and not otherwise sold by the selling stockholders described therein pursuant to the registration statement prior to November 6, 2003 have been de-registered.

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

        Under the 1998 Plan, the Company originally authorized the Board of Directors to grant options of shares of common stock to key employees, directors and consultants to purchase an aggregate of 3,287,662 shares of common stock. Such share reserve consists of (i) the number of shares available for issuance under the Predecessor Plan on June 19, 1998, including the shares subject to outstanding options, and (ii) an additional increase of 980,000 shares. In addition, the number of shares of common stock reserved for issuance under the 1998 Plan will automatically be increased on the first trading day of each calendar year, beginning in calendar year 2000, by an amount equal to the lessor of (i) three percent of the total number of shares of common stock outstanding on the last trading day of the preceding calendar year or (ii) 966,202 shares. On January 2, 2004, January 2, 2003 and January 2, 2002, the Company added 966,202 shares, 901,520 shares and 853,670 shares, respectively, to the 1998 Plan in accordance with the automatic increase provisions. Additionally, in July 2001, the Company's stockholders approved an increase of 1,000,000 shares of common stock under the 1998 Plan, as well as various other amendments to the 1998 Plan. In no event, however, may any one participant in the 1998 Plan receive option grants, separately exercisable stock appreciation rights or direct stock issuances for more than 1,000,000 shares of common stock in the aggregate per calendar year.

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

        In May 2001, the Company's Board of Directors adopted a stock option program (the "Program") outside of the Company's 1998 Plan pursuant to which options exercisable for up to 1,000,000 shares of common stock may be granted. Under the Program, the Board of Directors authorized a special purpose committee of the Board of Directors to administer the Program. The special purpose committee was authorized to make non-statutory stock option grants to individuals as inducements to enter employment with the Company or, to the extent otherwise allowed under Nasdaq rules, as inducements to continue their employment with the Company, provided that in either case the terms of such grants were substantially similar to the terms of the stock option grants made pursuant to the 1998 Plan. However, the special purpose committee was not authorized to grant an option to acquire more than 50,000 shares to any one individual. Additionally, under the Program, options were allowed to be granted with an exercise price below the market price on The Nasdaq National Market on the date of grant, provided the special purpose committee first obtained approval of such grants from either the Board of Directors or the Compensation Committee. In no event was any option to have an exercise price less than $2.00 per share. Vesting, exercise prices and other terms of the options were fixed by the special committee. Generally, options vest in one-third increments over a three-year period and have a term of not more than ten years from the grant date. The Board of Directors or the Compensation Committee could, in either's sole discretion and at any time, restrict or withdraw from the special purpose committee, as to any particular matters or categories of matters, the authority to make any or particular option grants under the Program.

        A summary of all employee option activity is set forth below (see Note 1 for fair value assumptions used):

	Number Of Shares	Weighted Average Exercise Price
Outstanding and exercisable, February 3, 2001	2,942,960	$8.06
Granted with exercise price at fair value (weighted average fair value of $1.99)	1,723,597	4.40
Granted with exercise price above fair value (weighted average fair value of $0.06)	205,000	6.00
Granted with exercise price below fair value (weighted average fair value of $1.57)	1,460,000	1.79
Exercised	(1,612,076)	1.68
Canceled	(882,703)	8.39

Outstanding and exercisable, February 2, 2002	3,836,778	6.52
Granted with exercise price at fair value (weighted average fair value of $5.86)	1,147,820	7.03
Granted with exercise price below fair value (weighted average fair value of $3.03)	56,607	1.14
Exercised	(347,330)	3.95
Canceled	(533,745)	8.85

Outstanding and exercisable, February 1, 2003	4,160,130	6.44
Granted with exercise price at fair value (weighted average fair value of $2.74)	1,312,079	4.25
Granted with exercise price below fair value (weighted average fair value of $10.00)	23,088	1.57
Exercised	(311,775)	3.55
Canceled	(833,530)	6.31

Outstanding and exercisable, January 31, 2004	4,349,992	$5.98

Vested at February 2, 2002	1,543,582	$9.39

Vested at February 1, 2003	1,891,512	$7.59

Vested at January 31, 2004	2,391,471	$6.83

Available for future grant at January 31, 2004	3,152,209

        Additional information regarding options outstanding as of January 31, 2004 is as follows:

RANGE OF EXERCISE PRICES	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$0.32-$2.28	503,518	6.81	$1.65	364,952	$1.52
$2.42-$3.99	1,021,923	8.53	3.15	236,512	3.42
$4.00-$6.00	1,256,560	7.54	5.16	960,119	5.27
$6.10-$8.42	933,563	8.73	7.15	266,968	7.16
$8.88-$10.50	273,545	5.10	10.33	262,962	10.34
$10.75-$11.94	107,522	6.77	11.38	61,473	11.48
$12.03-$14.50	49,179	6.59	13.00	34,303	13.33
$19.00-$22.00	204,182	4.49	20.20	204,182	20.20

$0.32-$22.00	4,349,992	7.62	$5.98	2,391,471	$6.83

Employee Stock Purchase Plan

        In April 1998, the Company's Board of Directors adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan was designed to allow eligible employees, based on specified length of service requirements, of the Company and participating subsidiaries to purchase shares of common stock, at semi-annual intervals, through their periodic payroll deductions under the Purchase Plan. A reserve of 475,000 shares of common stock was established for this purpose. Individuals who were eligible employees were able to enter the Purchase Plan twice yearly and payroll deductions could not exceed 15% of total cash earnings. The purchase price per share was equal to 85% of the lower of (i) the fair market value of the common stock on the participant's entry date into the offering period or (ii) the fair market value on the semi-annual purchase date. During fiscal 2002 and 2001, employees purchased approximately 140,967 and 16,191 shares, respectively, of the Company's common stock under the Purchase Plan at weighted average per share prices of $2.20 and $1.33, respectively. Through February 1, 2003, approximately 443,606 shares had been issued under the Purchase Plan. The Board of Directors suspended the Purchase Plan on August 30, 2002. Therefore, no shares are presently available for future issuance under the Purchase Plan.

(10) EMPLOYEE BENEFIT PLANS

        The Company has a 401(k) plan for its employees who meet certain service and age requirements. Participants may contribute up to 15% of their salaries to a maximum of $12,000 and qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. The Company matches 50% of the employees' contribution up to a maximum of 3% of their base salary. The Company contributed $360,000, $369,000 and $265,000 in the years ended January 31, 2004, February 1, 2003 and February 2, 2002, respectively.

(11) OTHER RELATED PARTY TRANSACTIONS

        The Company's store in Eureka, California involves two leases, one involving the Company's Chairman of the Board of Directors directly and the other involving Eureka Preservation Partnership, a partnership in which the Chairman is a partner. The aggregate lease payments paid to the Chairman and the partnership, were $41,717 for each of fiscal 2003, 2002 and 2001. The lease directly involving the Chairman is a written lease that expires on May 31, 2004. The lease with the Eureka Preservation Partnership is based on an oral understanding pursuant to which the Company agreed to pay rent month to month for that portion of the building owned by Eureka Preservation Partnership. The

Company is currently negotiating the lease renewal terms with Mr. Gordon regarding its written lease with him.

        In connection with the Series A and B preferred stock financing completed in March 2001, Gary Friedman, our Chief Executive Officer, purchased 455 shares of the Series A preferred stock and 545 shares of the Series B preferred stock for an aggregate purchase price of $1 million. In addition, as part of Mr. Friedman's compensation package, the Company sold Mr. Friedman 571,429 shares of common stock at $1.75 per share and Mr. Friedman exercised his option to purchase 1.2 million shares of common stock at $1.75 per share for an aggregate sales price of approximately $3.1 million. In connection with this sale of preferred and common stock to Mr. Friedman, the Company also made a loan to Mr. Friedman in the amount of $2.1 million. Mr. Friedman repaid the loan in full with interest in August 2002.

        Jason Camp, a recently-appointed Senior Vice President of the Company and the son of one of the Company's directors, Robert E. Camp, was asked to relocate to California in 2001 as part of his job function. In connection with this relocation, the Company made a full recourse loan to him in the principal amount of $200,000. The interest on the outstanding principal amount of the loan is 8.0% per annum, compounded annually, and the entire amount of interest and all outstanding principal is due and payable on August 15, 2006, if not earlier pre-paid in full with interest.

(12) COMMITMENTS AND CONTINGENCIES

        The Company is a party from time to time to various legal claims, actions and complaints. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management of the Company currently believes that disposition of any such matters will not have a material adverse effect on the Company's consolidated financial statements.

(13) SEGMENT REPORTING

        The Company classifies its business interests into three identifiable segments: retail, direct-to-customer and furniture manufacturing. The retail segment includes revenue and expenses associated with the 103 retail locations. The direct-to-customer segment includes revenue and expenses associated with catalog and Internet sales. The furniture manufacturing segment includes all revenue and expenses associated with the Company's wholly-owned furniture manufacturer, The Michaels Furniture Company, Inc. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1). The Company evaluates performance and allocates resources based on income from operations which excludes unallocated corporate general and administrative costs. Certain segment information, including segment assets, asset expenditures and related depreciation expense, is not presented as all assets of the Company are commingled and are not available by segment.

        Financial information for the Company's business segments is as follows:

	Fiscal Year
(Dollars in thousands)
	2003	2002	2001
Net revenue
Retail	$370,562	$355,597	$332,783
Direct-to-customer	67,899	44,705	33,647
Furniture manufacturing	18,433	18,166	16,001
Intersegment furniture revenue	(18,386)	(18,131)	(15,958)

Consolidated net revenue	$438,508	$400,337	$366,473

Income (loss) from operations
Retail	36,233	33,825	7,873
Direct-to-customer	8,538	3,062	1,746
Furniture manufacturing	(45)	(296)	(966)
Unallocated	(47,225)	(45,577)	(40,577)
Intersegment income from operations	(91)	(39)	(2,394)

Consolidated loss from operations	$(2,590)	$(9,025)	$(34,318)

(14) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Fiscal year ended January 31, 2004 (Dollars in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$81,766	$95,973	$95,814	$164,955
Cost of revenue and occupancy	61,825	71,160	67,027	105,968

Gross profit	19,941	24,813	28,787	58,987
Selling, general and administrative	28,029	28,862	33,031	45,196

Income (loss) from operations	(8,088)	(4,049)	(4,244)	13,791
Interest expense, net	(562)	(593)	(519)	(480)

Income (loss) before income taxes	(8,650)	(4,642)	(4,763)	13,311
Income tax benefit (expense)	3,460	1,857	1,905	(5,419)

Net income (loss)	(5,190)	(2,785)	(2,858)	7,892

Income (loss) attributable to common stockholders	(5,190)	(2,785)	(2,858)	7,892

Income (loss) per share:
Basic(1)	$(0.17)	$(0.09)	$(0.09)	$0.24
Diluted(2)	$(0.17)	$(0.09)	$(0.09)	$0.21

Fiscal year ended February 1, 2003 (Dollars in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$69,377	$85,019	$90,774	$155,167
Cost of revenue and occupancy	58,489	62,716	63,669	98,198

Gross profit	10,888	22,303	27,105	56,969
Selling, general and administrative	27,458	27,504	30,024	41,304

Income (loss) from operations	(16,570)	(5,201)	(2,919)	15,665
Interest expense	(576)	(811)	(840)	(802)
Interest income	83	40	6	82
Change in fair value of warrants	(278)	—	—	—

Income (loss) before income taxes	(17,341)	(5,972)	(3,753)	14,945
Income tax benefit (expense)	10,248	2,154	1,351	(5,235)

Net income (loss)	(7,093)	(3,818)	(2,402)	9,710

Income (loss) attributable to common stockholders	(7,451)	(3,818)	(2,402)	9,710

Income (loss) per share:
Basic(1)	$(0.25)	$(0.13)	$(0.08)	$0.32
Diluted(2)	$(0.25)	$(0.13)	$(0.08)	$0.26

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

(2)
Diluted net earnings per share for the fiscal year and for quarters with net earnings are computed based on weighted average common shares outstanding which include potentially dilutive common stock equivalents. Net loss per share for quarters with net losses is computed based solely on weighted average common shares outstanding. Therefore, the net earnings (loss) per share for the cumulative four quarters do not equal the earnings per share for the full fiscal year.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

        As of January 31, 2004, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). As a result, we believe that our disclosure controls and procedures are effective in timely alerting our CEO and CFO to material information required to be included in this annual report, and to enable us to comply with our disclosure obligations and prevent material misstatements in our consolidated financial results. Moreover, we believe that the information required to be disclosed in this annual report on Form 10-K has been recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Working closely with our Audit Committee, we will continue to identify and implement actions to improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take further action as appropriate. These controls and procedures will require continued monitoring and updating as our business continues to evolve.

        As of January 31, 2004, we do not believe that we have any internal control deficiencies that would be considered to be material weaknesses under standards established by the American Institute of Certified Public Accountants. By way of background, in the prior year, our Audit Committee was advised by our independent auditors, Deloitte & Touche LLP ("Deloitte & Touche"), that during the course of their audit of our fiscal 2002 financial statements, they had identified internal control deficiencies that they considered to be material weaknesses under standards established by the American Institute of Certified Public Accountants. These material weaknesses included deficiencies in our accounting and financial reporting infrastructure and the lack of sufficient expertise within the accounting and finance departments. We assigned the highest priority to address and correct these internal control deficiencies. Under the direction of our Audit Committee and with the participation of our senior management, we took steps throughout the year designed to strengthen our disclosure controls and procedures and our internal control over financial reporting. As a result of these steps, we believe there currently are no internal control deficiencies considered to be material weaknesses under standards established by the American Institute of Certified Public Accountants.

        Working under the guidance and the direction of the Audit Committee, we took various corrective actions to improve the internal control environment. Those measures implemented include the following:

  •
  We hired a new Chief Financial Officer who is a certified public accountant with 10 years experience in public accounting and 15 years in finance roles in large, multinational, publicly-traded companies in the consumer products and automotive retail industries.

  •
  We created an outsourced internal audit function that performed a number of key audit activities, performed a general controls review, and continued our Sarbanes-Oxley compliance effort. Their activities have all been reported to the Audit Committee.

  •
  We hired a new Vice President, Controller with 9 years experience in public accounting and 14 years in finance roles in large, publicly-traded companies.

  •
  We focused our new internal technical accounting resources on the identification and research of new and emerging accounting and disclosure standards.

  •
  We developed and implemented our accounting policies and procedures.

        We believe that the improved procedures and controls which we have implemented address the material weaknesses and deficiencies previously identified in the prior year by our independent auditors in our controls and procedures.

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

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information relating to our executive officers and directors will be set forth in the sections with the captions "Executive Officers and Directors" and "Compliance with Section 16(a) of the Securities Exchange Act" in our definitive proxy statement. This information is incorporated herein by reference.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information relating to principal accounting fees and services will be set forth in the section with the caption "Audit and Non-Audit Fees" in our definitive proxy statement. This information is incorporated herein by reference.

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

  (ii)
  Consolidated Statements of Operations

  (iii)
  Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity

  (iv)
  Consolidated Statements of Cash Flows

  2.
  Financial Statement Schedule:

        Schedule II—Valuation and Qualifying Accounts.

    3.
    Exhibits:

            The exhibits filed as part of this annual report on Form 10-K are listed in the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

  (b)
  Reports on Form 8-K:

  (i)
  On January 9, 2004, we filed a current report on Form 8-K, which included reports under items 5 and 7 and attached a press release issued on January 8, 2004 announcing our net sales results and comparable store sales results for the nine week holiday period ended January 3, 2004.

  (ii)
  On December 3, 2003, we filed a current report on Form 8-K, which included reports under items 5 and 7 and attached a press release issued on December 2, 2003 announcing the departure of Tom Bazzone from his position as our Chief Operating Officer and as a member of our board of directors.

  (iii)
  On November 20, 2003, we filed a current report on Form 8-K, which included reports under items 5, 7 and 12 and attached a press release issued on November 20, 2003 announcing our financial results for the third quarter of fiscal 2003.

  (iv)
  On November 7, 2003, we filed a current report on Form 8-K, which included reports under items 5, 7 and 12 and attached a press release issued on November 6, 2003 announcing our net sales for the third quarter of fiscal 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESTORATION HARDWARE, INC.
Date: April 12, 2004	By:	/s/ GARY G. FRIEDMAN Gary G. Friedman President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ STEPHEN J. GORDON Stephen J. Gordon	Chairman	April 12, 2004
/s/ GARY G. FRIEDMAN Gary G. Friedman	President, Chief Executive Officer and Director (Principal Executive Officer)	April 12, 2004
/s/ PATRICIA A. MCKAY Patricia A. McKay	Chief Financial Officer (Principal Financial and Accounting Officer)	April 12, 2004
/s/ DAMON H. BALL Damon H. Ball	Director	April 12, 2004
/s/ ROBERT E. CAMP Robert E. Camp	Director	April 12, 2004
/s/ RAYMOND C. HEMMIG Raymond C. Hemmig	Director	April 12, 2004
/s/ GLENN J. KREVLIN Glenn J. Krevlin	Director	April 12, 2004

/s/ MARK J. SCHWARTZ Mark J. Schwartz	Director	April 12, 2004
/s/ JOHN W. TATE John W. Tate	Director	April 12, 2004

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
AS OF AND FOR THE FISCAL YEARS ENDED JANUARY 31, 2004,
FEBRUARY 1, 2003 AND FEBRUARY 2, 2002
(Dollars in Thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balances at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balances at End of Period
AMOUNTS DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
Inventory reserves for the fiscal year ended(1):
February 2, 2002	$1,207	$9,425	$—	$(4,135)	$6,497
February 1, 2003	6,497	6,877	—	(10,126)	3,248
January 31, 2004	3,248	6,435	—	(8,290)	1,393

(1)
Includes valuation reserves for shortages and lower of cost or market adjustments to inventory.

EXHIBIT INDEX

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

3.1
Second Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to exhibit number 3.1 of the Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on October 24, 2001)
3.2
Amended and Restated Bylaws, as amended to date (incorporated by reference to exhibit number 3.2 of Form 10-Q for the quarterly period ended October 31, 1998 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 15, 1998)
3.3	Reference is made to Exhibit 4.5
4.1	Reference is made to Exhibit 3.1
4.2	Reference is made to Exhibit 3.2
4.3
Specimen Common Stock Certificate (incorporated by reference to exhibit number 4.3 of the Registration Statement on Form S-1/A (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 2, 1998)
4.4
Specimen Series A Preferred Stock Certificate (incorporated by reference to exhibit number 4.4 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)
4.5
Certificate of Designation of Series A and Series B Preferred Stock (incorporated by reference to exhibit number 4.6 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)
4.6
Consent and Waiver Regarding Additional Financing (incorporated by reference to exhibit number 10.2 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on May 23, 2001)
4.7
Amended and Restated Letter Agreement, dated as of March 21, 2001, by and among certain holders of Series A preferred stock (incorporated by reference to exhibit number 4.9 of the Registration Statement on Form S-3/A (File No. 333-70624) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on January 4, 2002)
4.8
Amendment to Letter Agreement, effective as of November 1, 2001, by and among certain holders of Series A preferred stock (incorporated by reference to exhibit number 4.10 of the Registration Statement on Form S-3/A (File No. 333-70624) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 3, 2002)
+10.1
Form of 1995 Stock Option Plan (incorporated by reference to exhibit number 10.1 of the Registration Statement on Form S-1 (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 24, 1998)
+10.2
Form of 1998 Stock Incentive Plan (incorporated by reference to exhibit number 10.2 of the Registration Statement on Form S-1/A (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 2, 1998)

+10.3
Form of 1998 Employee Stock Purchase Plan (incorporated by reference to exhibit number 10.3 of the Registration Statement on Form S-1 (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 24, 1998)
10.4
Form of Indemnification Agreement for Officers and Directors (incorporated by reference to exhibit number 10.4 of the Registration Statement on Form S-1 (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 24, 1998)
10.5
Stock Purchase Agreement, dated March 20, 1998, between Restoration Hardware, Inc. and Michael Vermillion (incorporated by reference to exhibit number 10.6 of the Registration Statement on Form S-1 (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 24, 1998)
10.6
Lease Agreement, dated May 4, 1994, between Restoration Hardware, Inc. and Stephen and Christine Gordon (incorporated by reference to exhibit number 10.8 of the Registration Statement on Form S-1 (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 24, 1998)
10.7
Office Lease, dated February 21, 1997, between Restoration Hardware, Inc. and Paradise Point Partners (incorporated by reference to exhibit number 10.10 of the Registration Statement on Form S-1 (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 24, 1998)
10.8
Standard Industrial/Commercial Multi-Tenant Lease-Gross, dated May 12, 1997, between Restoration Hardware, Inc. and Mortimer B. Zuckerman (incorporated by reference to exhibit number 10.11 of the Registration Statement on Form S-1 (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 24, 1998)
10.9
Amended and Restated Investor Rights Agreement, dated as of March 21, 2001, between Restoration Hardware, Inc. and the Series A and B Preferred Stock Investors (incorporated by reference to exhibit number 10.18 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)
10.10
Amended and Restated Series A and B Preferred Stock Purchase Agreement, dated as of March 21, 2001, between Restoration Hardware, Inc. and the Series A and B Preferred Stock Investors (incorporated by reference to exhibit number 10.19 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)
10.11
Offer of Employment Letter for Mr. Gary G. Friedman dated as of March 15, 2001 (incorporated by reference to exhibit number 10.30 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)
10.12
Compensation and Severance Agreement between Restoration Hardware, Inc. and Gary G. Friedman, effective as of March 21, 2001 (incorporated by reference to exhibit number 10.31 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.13
Stock Purchase Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 18, 2001 (incorporated by reference to exhibit number 10.33 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)
10.14
Early Exercise Stock Purchase Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 18, 2001 (incorporated by reference to exhibit number 10.34 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)
10.15
Notice of Grant of Stock Option for Gary G. Friedman (incorporated by reference to exhibit number 10.36 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)
10.16
Stock Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 18, 2001 (incorporated by reference to exhibit number 10.37 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)
10.17
Severance Agreement between Restoration Hardware, Inc. and Stephen J. Gordon, effective as of March 21, 2001 (incorporated by reference to exhibit number 10.40 of Form 10-K for the year ended February 3, 2001 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on May 4, 2001)
+10.18
Amended and Restated 1998 Stock Incentive Plan (incorporated by reference to exhibit number 99.1 of the Registration Statement on Form S-8 (File No. 72288) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on October 26, 2001)
+10.19
Form of Non-Plan Notice of Grant of Stock Option and Stock Option Agreement (incorporated by reference to exhibit number 10.42 of Form 10-Q for the quarterly period ended November 3, 2001 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 18, 2001)
10.20
Employment Offer Letter between Restoration Hardware, Inc. and Kevin Shahan, dated November 7, 2001 (incorporated by reference to exhibit number 10.47 of Form 10-K for the year ended February 2, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on May 3, 2002)
10.21
Option Agreement between Restoration Hardware, Inc. and Kevin Shahan, dated December 3, 2001 (incorporated by reference to exhibit number 10.48 of Form 10-K for the year ended February 2, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on May 3, 2002)
10.22
Option Agreement between Restoration Hardware, Inc. and Tom Bazzone, dated July 16, 2001 (incorporated by reference to exhibit number 10.49 of Form 10-K for the year ended February 2, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on May 3, 2002)
10.23
Letter Agreement between Restoration Hardware, Inc. and certain investors named therein, dated as of August 2, 2002 (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended August 3, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 17, 2002)

10.24
Option Agreement between Restoration Hardware, Inc. and Tom Bazzone, dated July 10, 2002 (incorporated by reference to exhibit number 10.2 of Form 10-Q for the quarterly period ended August 3, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 17, 2002)
10.25
Notice of Grant of Stock Option and Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated March 18, 2001 (incorporated by reference to exhibit number 10.3 of Form 10-Q for the quarterly period ended August 3, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 17, 2002)
+10.26
1998 Stock Incentive Plan Amended and Restated on October 9, 2002 (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended November 2, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 23, 2002)
10.27
Employment Agreement for Elizabeth Salamone (incorporated by reference to exhibit number 10.2 of Form 10-Q for the quarterly period ended November 2, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 23, 2002)
10.28
Seventh Amended and Restated Loan and Security Agreement, dated as of November 26, 2002, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Capital Corporation, and The CIT Group/Business Credit, Inc. (incorporated by reference to exhibit number 99.1 of Form 10-Q for the quarterly period ended November 2, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 23, 2002)
10.29
Separation Agreement and Release between Restoration Hardware, Inc. and Elizabeth ("Lisa") Salamone, effective as of March 6, 2003 (incorporated by reference to exhibit number 10.59 of Form 10-K for the year ended February 1, 2003 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on May 3, 2003)
10.30
Offer Letter, dated April 16, 2003, from Restoration Hardware, Inc. to Vivian Macdonald (incorporated by reference to exhibit number 10.2 of Form 10-Q for the quarterly period ended May 3, 2003 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 16, 2003)
10.31
Amendment No. 1 to the Seventh Amended and Restated Loan and Security Agreement, dated April 28, 2003, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Capital Corporation, and The CIT Group/Business Credit, Inc. (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended August 2, 2003 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 10, 2003)
10.32
Amendment No. 2 to the Seventh Amended and Restated Loan and Security Agreement, dated September 12, 2003, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Capital Corporation, and The CIT Group/Business Credit, Inc. (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended November 1, 2003 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 9, 2003)

10.33
Amendment No. 3 to the Seventh Amended and Restated Loan and Security Agreement, dated November 18, 2003, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Capital Corporation, and The CIT Group/Business Credit, Inc. (incorporated by reference to exhibit number 10.2 of Form 10-Q for the quarterly period ended November 1, 2003 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 9, 2003)
10.34
Employment Offer Letter between Restoration Hardware, Inc. and Patricia McKay, dated October 3, 2003 (incorporated by reference to exhibit number 10.3 of Form 10-Q for the quarterly period ended November 1, 2003 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 9, 2003)
10.35
Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and Patricia McKay, dated October 6, 2003 (incorporated by reference to exhibit number 10.4 of Form 10-Q for the quarterly period ended November 1, 2003 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 9, 2003)
10.36
Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and Patricia McKay, dated October 6, 2003 (incorporated by reference to exhibit number 10.5 of Form 10-Q for the quarterly period ended November 1, 2003 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 9, 2003)
10.37
Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and Thomas Bazzone, dated July 17, 2003 (incorporated by reference to exhibit number 10.6 of Form 10-Q for the quarterly period ended November 1, 2003 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 9, 2003)
10.38
Amendment No. 4 to the Seventh Amended and Restated Loan and Security Agreement, dated March 15, 2004, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Capital Corporation, and The CIT Group/Business Credit, Inc.
10.39	Separation Agreement, by and between Restoration Hardware, Inc. and Thomas M. Bazzone, dated December 19, 2003
10.40	Full Recourse Promissory Note, dated August 15, 2001, by Jason Camp
21	List of Subsidiaries
23.1	Independent Auditors' Consent and Report on Schedule
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

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
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AS OF AND FOR THE FISCAL YEARS ENDED JANUARY 31, 2004, FEBRUARY 1, 2003 AND FEBRUARY 2, 2002 (Dollars in Thousands)
EXHIBIT INDEX