Form 10-Q
period 2004-05-01
RESTORATION HARDWARE INC
filed 2004-06-07
CIK 863821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

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

Yes ☒    No ☐

As of May 29, 2004, 32,878,796 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

FORM 10-Q

FOR THE QUARTER ENDED MAY 1, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	May 1, 2004	January 31, 2004	May 3, 2003

ASSETS
Current assets:
Cash and cash equivalents	$2,550	$2,003	$1,814
Accounts receivable	5,863	5,745	3,989
Merchandise inventories	117,786	102,926	100,023
Prepaid expense and other current assets	16,263	16,968	12,306
Total current assets	142,462	127,642	118,132
Property and equipment, net	80,843	83,518	86,023
Goodwill	4,560	4,560	4,560
Deferred tax asset	15,119	15,138	15,369
Other assets	4,202	1,422	6,080
Total assets	$247,186	$232,280	$230,164

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$41,656	$45,292	$33,061
Line of credit, net of debt issuance costs (as restated for May 3, 2003, see Note 2)	34,384	10,286	27,250
Deferred revenue and customer deposits	7,068	7,231	5,073
Other current liabilities	11,394	11,438	8,659
Total current liabilities	94,502	74,247	74,043
Deferred lease incentives	32,555	33,999	37,290
Deferred rent	14,470	14,455	14,324
Other long-term obligations	301	352	109
Total liabilities	141,828	123,053	125,766

Series A redeemable convertible preferred stock, $.0001 par value, 28,037 shares designated, 8,613, 8,683 and 13,470 shares issued and outstanding at May 1, 2004, January 31, 2004 and May 3, 2003, respectively, aggregate liquidation preference and redemption value of $10,569 at May 1, 2004	8,471	8,541	13,328

Stockholders’ equity:
Common stock, $.0001 par value; 60,000,000 shares authorized; 32,848,088, 32,768,065 and 30,054,900 issued and outstanding at May 1, 2004, January 31, 2004 and May 3, 2003, respectively	3	3	3
Additional paid-in capital	158,404	158,174	151,935
Unearned compensation	(133)	(234)	(534)
Accumulated other comprehensive income	892	1,040	211
Accumulated deficit	(62,279)	(58,297)	(60,545)
Total stockholders’ equity	96,887	100,686	91,070

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$247,186	$232,280	$230,164

See Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	First Quarter
	2004	2003

Net revenue	$98,858	$81,766
Cost of revenue and occupancy	71,443	61,825
Gross profit	27,415	19,941
Selling, general and administrative expense	33,516	28,029
Loss from operations	(6,101)	(8,088)

Interest expense, net	(427)	(562)
Loss before income taxes	(6,528)	(8,650)
Income tax benefit	2,546	3,460
Net loss	$(3,982)	$(5,190)

Loss per share, basic and diluted	$(0.12)	$(0.17)
Weighted average shares outstanding, basic and diluted	32,791	30,052

See Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	First Quarter
	2004	2003

Cash flows from operating activities:
Net loss	$(3,982)	$(5,190)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	4,114	4,955
Deferred income taxes	—	(3,429)
Changes in operating assets and liabilities:
Accounts receivable	(118)	(637)
Merchandise inventories	(14,860)	(5,523)
Prepaid expenses and other assets	(2,075)	1,894
Accounts payable and accrued expenses	(3,636)	(2,587)
Deferred revenue and customer deposits	(163)	(797)
Other current liabilities	(44)	(663)
Deferred rent	15	161
Deferred lease incentives	(1,444)	(1,818)
Net cash used by operating activities	(22,193)	(13,634)

Cash flows from investing activities:
Capital expenditures	(1,318)	(352)
Net cash used by investing activities	(1,318)	(352)

Cash flows from financing activities:
Borrowings under line of credit, net	23,984	13,110
Repayments of other long-term obligations	(51)	(36)
Proceeds received from stockholder settlement	—	1,050
Issuance of common stock	160	7
Net cash provided by financing activities	24,093	14,131

Effects of foreign currency exchange rate translation on cash	(35)	39
Net increase in cash and cash equivalents	547	184

Cash and cash equivalents:
Beginning of period	2,003	1,630
End of period	$2,550	$1,814

Additional cash flow information:
Cash paid during the period for interest (net of amount capitalized)	$358	$393
Cash paid (received) during the period for taxes	98	(30)
Non-cash transactions:
Conversion of preferred stock to common stock	$70	$—

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Restoration Hardware, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”) is a specialty retailer of high-quality home furnishings, functional and decorative hardware, bath ware and bath fixtures and related merchandise that reflects its classic and authentic American point of view. These products are sold through retail locations, catalogs and the Internet. As of May 1, 2004, the Company operated 102 retail stores in 30 states, the District of Columbia and Canada.

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared from the Company’s records without audit and, in management’s opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at May 1, 2004 and May 3, 2003 and results of operations and changes in cash flows for the first quarter ended May 1, 2004 and May 3, 2003. The balance sheet at January 31, 2004, as presented, has been derived from the Company’s audited financial statements for the fiscal year then ended.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements included in the Company’s Form 10-K, for the fiscal year ended January 31, 2004 (“fiscal 2003”). Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of the interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes, for fiscal 2003.

The results of operations for the three months presented in this Form 10-Q are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the prior year financials statements in order to conform to the current year presentation.

Stock-based Compensation

The Company has one stock-based employee compensation plan. The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with the provisions of Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to all stock-based employee compensation:

	First Quarter
(Dollars in thousands, except per share data)	2004	2003
Net loss as reported	$(3,982)	$(5,190)
Add stock-based employee compensation expense for all options granted below fair market value included in reported net loss (net of tax)	62	75
Deduct compensation expense for all stock - based employee compensation (net of tax) calculated in accordance with the fair value method	(672)	(450)

Pro forma net loss	$(4,592)	$(5,565)

Loss per share:
Basic and diluted, as reported	$(0.12)	$(0.17)
Basic and diluted, pro forma	$(0.14)	$(0.19)

Comprehensive Loss

Comprehensive loss consists of net loss and foreign currency translation adjustments.  The components of comprehensive loss for the three months ended May 1, 2004 and May 3, 2003, are as follows:

	First Quarter
(In thousands)	2004	2003

Components of comprehensive loss:
Net loss	$(3,982)	$(5,190)
Foreign currency translation adjustment	(148)	343
Total comprehensive loss	$(4,130)	$(4,847)

2. LINE OF CREDIT, NET

As of May 1, 2004, the Company’s revolving credit facility provided for an overall commitment of $72.0 million. The revolving credit facility was amended in June 2004 to  provide for additional borrowing capacity, reduced borrowing rates and elimination of  limitations on capital expenditures and store openings. In support of continued growth of the Company, the amendment increases the initial available commitment to $100.0 million, and further allows the Company to request and receive incremental increases beyond the initial available commitment of $100.0 million up to a maximum commitment of $150.0 million, provided no default or event of default then exists and certain other conditions are met.  The amendment also increases the amount available for letters of credit from $30.0 million to $50.0 million and modifies certain other terms in the revolving credit facility, which have the effect of expanding the borrowing base.  The Company had previously amended its revolving credit facility in March 2004 to make minor revisions and clarifications to certain covenants. As of May 1, 2004, $34.4 million was outstanding under the line of credit, net of unamortized debt issuance costs of $0.9 million, and there was $18.6 million in outstanding letters of credit.  Borrowings made under the revolving credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin. As of May 1, 2004, the bank’s reference rate was 5.0% and the LIBOR plus margin rate was 3.375%. The availability of credit at any given time under the revolving credit facility is limited by reference to a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and reserves established by the agent of the revolving credit facility.  The revolving credit facility is structured to increase availability to meet seasonal needs. As a result of the borrowing base formula, the actual borrowing availability under the revolving credit facility could be less than the stated amount of the revolving credit facility reduced by the actual borrowings and outstanding letters of credit.  The revolving credit facility contains various restrictive covenants, including limitations on the ability to incur additional debt, acquisition of other businesses and payment of dividends and other distributions.  The revolving credit facility does not contain any other significant financial or coverage ratio covenants, nor does the revolving credit facility require the Company to repay all borrowings for a proscribed “clean-up” period each year.

The Company’s revolving credit facility requires a lock-box arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the revolving credit facility.  This arrangement, combined with the existence of a subjective acceleration clause in the revolving credit facility, necessitates the revolving credit facility be classified a current liability on the balance sheet pursuant to guidance in the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.”  The acceleration clause allows the Company’s lenders to forego additional advances should they determine there has been a material adverse effect in the Company’s operations, business, properties, assets, liabilities, condition or prospects or a material adverse change in its financial position or prospects reasonably likely to result in a material adverse effect on the Company’s business, condition (financial or otherwise), operations, performance or properties.  Management believes that no such material adverse change has occurred; further, at May 1, 2004, the Company’s lenders had not informed the Company that any such event had occurred.  The revolving credit facility expires in June 2006.  Management believes that it will continue to borrow on the line of credit to fund its operations over the term of the revolving credit facility.   The May 3, 2003 balance sheet has been restated to classify as a current liability $27.3 million of borrowings under the revolving credit facility, which was previously reported as a long-term liability.

3. INCOME TAXES

SFAS No. 109, “Accounting for Income Taxes,” requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally takes into account all expected future events then known to it, other than changes in the tax law or rates, which are not permitted to be considered. Accordingly, the Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The amount of valuation allowance is based upon management’s best estimate of the recoverability of its deferred tax assets. While future taxable income and ongoing prudent and feasible tax planning are considered in determining the amount of the valuation allowance, this allowance is subject to adjustment in the future.  Specifically, in the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase income in the period such determination was made.  Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

As of May 1, 2004 and January 31, 2004, the Company recorded net deferred tax assets totaling $21 million, which primarily represent the income tax benefit associated with losses reported in prior years.  These losses are subject to federal and state carryforward provisions of up to 20 years.  As of May 1, 2004 and January 31, 2004, the Company concluded that the net deferred tax asset balance of $21 million was more likely than not to be recovered.  If the Company is not able to achieve positive operating results in the future, a valuation allowance for some or all of the net deferred tax would need to be recorded against future operations.

4. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common stock and potentially dilutive common stock equivalents outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if options or warrants to issue common stock were exercised, or preferred stock was converted into common stock. The following table details potential dilutive effects of the weighted average number of certain common stock equivalents that have been excluded from diluted loss per share, because their inclusion would be anti-dilutive, since the Company experienced a net loss in each of the first quarters of fiscal 2004 and 2003, respectively:

	First Quarter
	2004	2003

Common stock issuable upon conversion of the Series A preferred stock	4,356,205	6,762,386
Common stock subject to outstanding stock options	571,995	169,905

Total	4,928,200	6,932,291

The above stock options represent only those stock options whose exercise prices are less than the average market price of the stock for the quarter.  In addition to the stock options included in the table above, there were an additional 3,898,946, and 3,620,445 stock options for the three months ended May 1, 2004 and May 3, 2003, respectively, that were excluded from the table because the option exercise price for those stock options exceeded the average stock price for those periods.

5.SEGMENT REPORTING

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

Financial information for the Company’s business segments is as follows:

(In thousands)	First Quarter
	2004	2003

Net Revenue:
Retail	$76,991	$70,471
Direct-to-customer	21,861	11,291
Furniture manufacturing	4,472	4,883
Intersegment furniture revenue	(4,466)	(4,879)
Consolidated net revenue	$98,858	$81,766

	First Quarter
	2004	2003

Income (loss) from operations:
Retail	$4,720	$2,733
Direct-to-customer	3,261	1,653
Furniture manufacturing	(98)	(102)
Unallocated	(14,279)	(12,364)
Intersegment income (loss) from operations	295	(8)
Consolidated loss from operations	$(6,101)	$(8,088)

Item 2.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

OVERVIEW

Our company, Restoration Hardware, Inc. (Nasdaq: RSTO), together with our subsidiaries, is a specialty retailer of high quality home furnishings, bath fixtures and bath ware, functional and decorative hardware and related merchandise that reflects our classic and authentic American point of view. We commenced business in 1979 as a purveyor of fittings and fixtures for older homes. Since then, we have evolved into a unique home furnishings retailer offering consumers an array of distinctive, high quality and often hard-to-find merchandise.  Our core merchandise offerings include premium textiles, bath fixtures and hardware, lighting, decorative accessories and furniture. We market our merchandise through retail locations, mail order catalogs and on the Internet at www.restorationhardware.com.

Our merchandise strategy and our stores’ architectural style create a unique and attractive selling environment designed to appeal to an affluent, well educated 35 to 60 year old customer. Over the next decade, we believe the fastest growing segment of the U.S. population will be the 45 to 60 year olds. We believe that as these customers evolve, so will their purchasing needs and desires. We believe that our products can fulfill their aspirations to have homes designed with a high quality, classic and timeless style. Our plan is to fill the void in the marketplace above the current home lifestyle retailers, and below the interior design trade, by providing products targeted to 35 to 60 year olds and centered around our core businesses that reflect a predictable, high-quality promise to our customers.

We operate on a 52-53 week fiscal year ending on the Saturday closest to January 31st.  Our current fiscal year is 52 weeks and ends on January 29, 2005 (“fiscal 2004”) and the prior fiscal year was 52 weeks and ended on January 31, 2004 (“fiscal 2003”).

As of May 1, 2004, we operated 102 stores in 30 states, the District of Columbia and Canada. In addition to our retail stores, we operate a direct-to-customer sales channel that includes both catalog and Internet, and a wholly owned furniture manufacturer.

In the first quarter of fiscal 2004, we began a core business excellence approach to merchandising our business. In particular, in March 2004, we increased the number of vice presidents in merchandising from two to four individuals, each of whom is in charge of separate core merchandise offerings, such as furniture or textiles and added complementary support in product development, design and sourcing. To oversee this new organization, we have placed a new senior vice president, who previously ran our direct-to-customer division, in charge of our entire merchandising process.

During the first quarter of fiscal 2004, we closed one under-performing store and have temporarily closed another store for expansion.  Additionally, during the second quarter of fiscal 2004, we closed one under-performing store, and we anticipate opening a new store during the remainder of fiscal 2004. While we do not currently have any reserves established for store closures, we periodically make judgments about which stores we should close and which stores we should continue to operate.  A material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise trends and consumer demands may cause us to close additional under-performing stores.

The following table sets forth for the periods indicated the amount and percentage of net revenue represented by certain line items in our Condensed Consolidated Statements of Operations.

(Dollars in thousands, except per share data)	First Quarter 2004	% of Net Revenue	First Quarter 2003	% of Net Revenue
Retail net revenue (1)	$76,997	77.9%	$70,475	86.2%
Direct-to-customer net revenue	21,861	22.1	11,291	13.8
Net revenue	98,858	100.0	81,766	100.0
Cost of revenue and occupancy	71,443	72.3	61,825	75.6
Gross profit	27,415	27.7	19,941	24.4
Selling, general and administrative expense	33,516	33.9	28,029	34.3

Loss from operations	(6,101)	(6.2)	(8,088)	(9.9)
Interest expense, net	(427)	(0.4)	(562)	(0.7)
Loss before income taxes	(6,528)	(6.6)	(8,650)	(10.6)
Income tax benefit	2,546	2.6	3,460	4.3

Net loss	(3,982)	(4.0)%	(5,190)	(6.3)%
Loss per share—basic and diluted	$(0.12)		$(0.17)

(1)                                  Furniture manufacturing revenue of six thousand and four thousand for the first quarters of fiscal 2004 and 2003, respectively, has been allocated to retail net revenue for purposes of the following discussion.

Loss from operations improved to $6.1 million for the first quarter of fiscal 2004 as compared to a loss from operations of $8.1 million for the first quarter of fiscal 2003. Net loss was $0.12 per common share, or $4.0 million, for the first quarter of fiscal 2004, compared to a net loss of $0.17 per common share, or $5.2 million, for the first quarter of fiscal 2003.

The $2.0 million improvement in the loss from operations for the first quarter of fiscal 2004 over the same period of the prior fiscal year is primarily driven by a $17.1 million, or 21%, increase in net revenue, which largely resulted from the continued growth of our direct-to-customer business, which increased $10.6 million, or 94%, over the first quarter of fiscal 2003, as well as a 9.0% increase in comparable store sales. This increase in comparable store sales over the first quarter of fiscal 2003 was driven by our continued focus on building “brand authority” in our core merchandise offerings. The increase in net revenue in both our retail and direct-to-customer channels can also be attributed to our focus on growing both our catalog circulation and page count per catalog, as the catalog is our primary advertising vehicle. The increase in net revenue drove higher gross margins as we leveraged fixed infrastructure costs. Results were also affected by an increase of $5.5 million in selling, general and administrative expense, primarily attributable to increases in catalog production costs, payroll expense, professional services and credit card fees; these increases were primarily incurred in support of our revenue growth. However, selling, general and administrative expense, expressed as a percentage of revenue, declined 40 basis points for the first quarter of fiscal 2004 versus the same period of fiscal 2003 from leverage on higher sales.

Our business is highly seasonal, which reflects a general pattern in the retail industry wherein the highest sales and earnings occur during the holiday season. Historically, a significant portion of our sales are in the fourth fiscal quarter. In our peak holiday selling season, we incur significant additional expenses in connection with, among other things, the hiring of additional seasonal employees in our retail stores and the production and mailing of a higher volume of our catalogs.

REVENUE

Retail Net Revenue

	First Quarter
(Dollars in thousands)	2004	2003

Retail net revenue	$76,997	$70,475
Retail net revenue growth percentage	9%	12%
Comparable store sales growth	9.0%	11.9%
Total transactions growth (decline) percentage	—	(7)%
Average revenue per transaction growth percentage	11%	21%

Number of stores at beginning of quarter	103	105
Number of stores opened	—	—
Number of stores closed	1	—
Number of stores at quarter-end	102	105

Store selling square feet at quarter-end	672,604	688,634

Retail net revenue for the first quarter of fiscal 2004 increased by $6.5 million, or 9%, as compared to the first quarter of fiscal 2003 primarily due to a $6.1 million, or 9.0%, increase in comparable store sales. The 9.0% increase in comparable store sales for the first quarter of fiscal 2004 was driven primarily by strong performance in our furniture and other core merchandise offerings.

Average revenue per retail transaction increased 11% for the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003, and the total number of retail transactions by customers was consistent with the prior year quarter. The increase in average revenue per retail transaction for the first quarter of fiscal 2004 was primarily due to a change in our product mix to include more textiles and furniture and proportionally fewer lower priced products, such as accessories.  Average revenue per transaction is calculated by dividing the amount of gross sales, exclusive of delivery revenue and sales taxes, by the gross number of transactions.

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

Direct-to-Customer Net Revenue

	First Quarter
(Dollars in thousands)	2004	2003
Catalog revenue	$12,464	$7,247
Internet revenue	9,397	4,044
Total direct-to-customer net revenue	$21,861	$11,291
Growth percentages:
Direct-to-customer net revenue	94%	72%
Number of catalogs mailed	25%	23%
Total transactions	51%	38%
Average revenue per transaction	34%	11%

Direct-to-customer net revenue consists of both catalog and Internet sales. Direct-to-customer net revenue for the first quarter of fiscal 2004 increased $10.6 million, or 94%, as compared to the first quarter of fiscal 2003. A portion of this increase was the result of a 25% increase in the number of catalogs mailed for the first quarter of fiscal 2004, to 8.0 million from 6.4 million for the first quarter of fiscal 2003. Average revenue per direct-to-customer transaction for the first quarter of fiscal 2004 increased 34% as compared to the first quarter of fiscal 2003. We believe this increase related to a change in our product mix in the catalog and an increase in catalog-only furniture offerings. Total direct-to-customer transactions for the first quarter of fiscal 2004 increased 51% as compared to the first quarter of fiscal 2003. We believe this increase in direct-to-customer transactions is due in part to our initiative to increase page count in our catalog and in part due to improved product content. Additionally, we believe our website marketing efforts coupled with growing consumer familiarity with the Internet and growth in high-speed Internet consumers also helped drive customers to our website.

Shipping income related to and included in our direct-to-customer net revenue above was $2.9 million and $1.4 million for the first quarters of fiscal 2004 and 2003, respectively.

Furniture Manufacturing

We have a wholly owned furniture manufacturing company located in Sacramento, California, The Michaels Furniture Company, Inc. (“Michaels”). Virtually all of the furniture produced at Michaels is sold through our retail or direct-to-customer revenue channels, and such sales have been recognized in the revenue channel from which the sale originated. We have eliminated sales by Michaels to third parties, in order to increase production capacity for our retail and direct channel customers.

EXPENSES

Cost of Revenue and Occupancy Expense

For the first quarter of fiscal 2004, cost of revenue and occupancy expense expressed as a percentage of net revenue improved approximately 330 basis points to 72.3%, from 75.6% for the first quarter of fiscal 2003. Approximately 370 and 140 basis points of improvement was achieved due to the leveraging of relatively fixed store occupancy costs and improved retail product margins, respectively; these improvements were partially offset by approximately 190 basis points related to customer shipping distribution costs.

Selling, General and Administrative Expense

Selling, general and administrative expense expressed as a percentage of net revenue improved approximately 40 basis points to 33.9% for the first quarter of fiscal 2004, from 34.3% for the first quarter of fiscal 2003. Selling, general and administrative expense expressed in absolute dollars increased $5.5 million, to $33.5 million for the first quarter of fiscal 2004 from $28.0 million for the first quarter of fiscal 2003. The increase in absolute dollars primarily related to an increase in catalog production costs, and to a lesser degree, an increase in payroll expense, professional services and credit card fees. The improvement in selling, general and administrative expense as a percentage of net revenue was primarily due to the leveraging of payroll and corporate occupancy costs (approximately 230 basis points), which declined as a percentage of net revenue; and cost savings initiatives for supplies (approximately 40 basis points), partially offset by increases in advertising costs, professional fees and credit card fees related to the conclusion in fiscal 2003 of our incentive program related to our private label credit card (approximately 230 basis points in total).  Payroll costs as a percentage of net revenue also declined, reflecting increased management focus on this area and the implementation of tools to aggressively manage payroll expense.  Advertising costs primarily represent expenses associated with catalog production and mailing. We expect that as the direct-to-customer channel revenue grows at a faster rate than retail revenue, the costs of this advertising will necessarily have the effect of de-leveraging selling, general and administrative expense, as occurred for the first quarter of fiscal 2004. In contrast, the cost of retail occupancy has declined as a percentage of net revenue, which benefit is reflected in improved gross margins. The increases in selling, general and administrative expense in absolute dollars were incurred largely to support our increase in net revenue. Professional fee expenses have been incurred, and will continue to be incurred, with respect to the implementation of the requirements of the Sarbanes-Oxley Act of 2002, in particular, with respect to Section 404 requiring management to report on, and the independent auditors to attest to, internal controls.  Professional fee expenses for the first quarter of fiscal 2004 also include costs incurred to enhance our customer order and delivery process.

Interest Expense, Net

Interest expense, net includes interest on borrowings under our revolving credit facility and amortization of debt issuance costs. For the first quarter of fiscal 2004, interest expense, net was $0.4 million, a decrease of $0.2 million as compared to $0.6 million for the first quarter of fiscal 2003. The decrease was due to a decline in amortization of debt issuance costs and lower average borrowing rates.

Income Tax Benefit

Our effective tax benefit rate was 39% for the first quarter of fiscal 2004 as compared to 40% for the first quarter of fiscal 2003.  As of May 1, 2004 and January 31, 2004, we recorded net deferred tax assets totaling $21 million, which primarily represent the income tax benefit associated with losses reported in prior years.  These losses are subject to federal and state carryforward provisions of up to 20 years.  As of May 1, 2004 and January 31, 2004, we concluded that the net deferred tax asset balance of  $21 million was more likely than not to be recovered.  If we are not able to achieve positive operating results in the future, a valuation allowance for some or all of the net deferred tax would need to be recorded against future operations.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

For the first quarter of fiscal 2004, net cash used by operating activities was $22.2 million compared to $13.6 million of net cash used by operating activities for the first quarter of fiscal 2003. The increase in net cash used by operating activities resulted primarily from higher merchandise inventory purchases related to the expansion of our textiles assortments and in anticipation of our growing sales levels; an increase in prepaid expenses and other assets; and a decrease in our accounts payable and accrued expenses. The impact of these items was partially offset by our improved operating results.

Investing Cash Flows

Net cash used by investing activities was $1.3 million for the first quarter of fiscal 2004, an increase of $0.9 million compared to $0.4 million of cash used by investing activities for the first quarter of fiscal 2003. The cash used for investing activities for the first quarter of fiscal 2004 primarily related to the expansion of one of our stores.

Financing Cash Flows

Net cash provided by financing activities was $24.1 million for the first quarter of fiscal 2004, and net cash provided by financing activities was $14.1 million for the first quarter of fiscal 2003. Substantially all of the increase in net cash provided by financing activities resulted from net borrowings of $24.0 million for the first quarter of fiscal 2004, as compared to net borrowings of $13.1 million for the first quarter of fiscal 2003, under our revolving credit facility. We also received $0.2 million from the exercise of stock options during the first quarter of fiscal 2004.

As of May 1, 2004, our revolving credit facility provided for an overall commitment of $72.0 million. The revolving credit facility was amended in June 2004 to  provide for additional borrowing capacity, reduced borrowing rates and elimination of  limitations on capital expenditures and store openings. In support our continued growth, the amendment increases the initial available commitment to $100.0 million, and further allows us to request and receive incremental increases beyond the initial available commitment of $100.0 million up to a maximum commitment of $150.0 million, provided no default or event of default then exists and certain other conditions are met.  The amendment also increases the amount available for letters of credit from $30.0 million to $50.0 million and modifies certain other terms in the revolving credit facility, which have the effect of expanding the borrowing base.  We had previously amended our revolving credit facility in March 2004 to make minor revisions and clarifications to certain covenants. As of May 1, 2004, $34.4 million was outstanding under the line of credit, net of unamortized debt issuance costs of $0.9 million, and there was $18.6 million in outstanding letters of credit.  Borrowings made under the revolving credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin. As of May 1, 2004, the bank’s reference rate was 5.0% and the LIBOR plus margin rate was 3.375%. The availability of credit at any given time under the revolving credit facility is limited by reference to a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and reserves established by the agent of the revolving credit facility.  The revolving credit facility is structured to increase availability to meet seasonal needs. As a result of the borrowing base formula, the actual borrowing availability under the revolving credit facility could be less than the stated amount of the revolving credit facility reduced by the actual borrowings and outstanding letters of credit.  The revolving credit facility contains various restrictive covenants, including limitations on the ability to incur additional debt, acquisition of other businesses and payment of dividends and other distributions.  The revolving credit facility does not contain any other significant financial or coverage ratio covenants, nor does the revolving credit facility require us to repay all borrowings for a proscribed “clean-up” period each year.

Our revolving credit facility requires a lock-box arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the revolving credit facility. This arrangement, combined with the existence of a subjective acceleration clause in the revolving credit facility, necessitates that the revolving credit facility be classified as a current liability on our balance sheet, pursuant to guidance in the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.” However, we do not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The acceleration clause, which is a typical requirement in commercial credit agreements such as ours, allows our lenders to forego additional advances should they determine there has been a material adverse effect in our operations, business, properties, assets, liabilities, condition or prospects or a material adverse change in our financial position or prospects reasonably likely to result in a material adverse effect on our business, condition (financial or otherwise), operations, performance or properties. However, the revolving credit facility does not expire or have a maturity date within one year, but rather has a final expiration date in June 2006. Additionally, our lenders have not notified us of any indication that a material adverse effect exists at May 1, 2004 or that a material adverse change has occurred. We believe that no material adverse change has occurred and we believe that we will continue to borrow on the line of credit to fund our operations over the term of the revolving credit facility. We do not anticipate any changes in our business practices that would result in any determination that there has been a material adverse effect in our operations, business, properties, assets, liabilities, condition or prospects. However, we cannot be certain that our lenders will not make such a determination in the future.

We currently believe that our cash flows from operations and funds available under our revolving credit facility will satisfy our expected working capital and capital requirements, for at least the next 12 months. However, the weakening of, or other adverse developments concerning our sales performance or adverse developments concerning the availability of credit under our revolving credit facility due to covenant limitations or other factors could limit the overall availability of funds to us. Moreover, we may not have successfully anticipated our future capital needs and we may need to raise additional funds in order to take advantage of unanticipated opportunities. We also may need to raise additional funds to respond to changing business conditions or unanticipated competitive pressures. However, should the need arise, additional sources of financing may not be available or, if available, may not be on terms favorable to our stockholders or us. If we fail to raise sufficient funds, we may be required to delay or abandon some of our planned future expenditures or aspects of our current operations. For more information, please see the section “Factors That May Affect Our Future Operating Results,” below, in particular the sections “We are dependent on external funding sources which may not make available to us sufficient funds when we need them,” and “Because our business requires a substantial level of liquidity, we are dependent upon a revolving credit facility with numerous restrictive covenants that limit our flexibility.”

CRITICAL ACCOUNTING POLICIES

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

Merchandise Inventory

Our retail inventories are carried at the lower of cost or market with cost determined on a weighted average cost method.  Manufacturing inventories are carried at the lower of cost or market with cost determined at standard costs, approximating average costs.  Costs include certain buying and distribution costs, including payroll and other costs related to the purchase of inventory.  We write down inventories whenever markdowns reduce the selling price below cost. Additionally, we provide for reserves on inventory based upon our estimate of shrinkage losses.  We also write down our slow-moving and discontinued inventory equal to its estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by management, or if liquidation of the inventory is more difficult than anticipated, additional inventory write-downs may be required.

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

Store Closure Reserves

The Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires that for exit or disposal activities, we recognize a liability for costs associated with closing a store when the liability is incurred.  These costs include direct costs to terminate a lease, lease rental payments net of expected sublease income, and the difference between the carrying values and estimated recoverable values of long-lived tangible and intangible assets.  We record the present value of expected future lease costs and other closure costs when the store is closed.  We record severance and other employee-related costs in the period in which we communicate the closure and related severance packages to the affected employees.

While we do not currently have any reserves established for store closures, we periodically make judgments about which stores we should close and which stores we should continue to operate.  All stores are subject to regular monitoring of their financial performance and cash flows, and many stores are subject to “kick out clauses” which allow us to terminate the store lease if certain contractually specified sales levels are not achieved.  If we decide to close a number of these stores, we may incur significant store closure costs for which we are not currently reserved.

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

Self- Insurance

We obtain insurance coverage for significant exposures as well as those risks required to be insured by law.  It is generally our policy to retain a significant portion of certain losses related to workers’ compensation, general liability, property losses, business interruption and employee health care.  We record provisions for these items based on an actuary report, claims experience, regulatory changes, an estimate of claims incurred but not yet reported and other relevant factors.  The projections involved in this process are subject to substantial uncertainty because of several unpredictable factors, including actual future claims experience, regulatory changes, litigation trends and changes in inflation.

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

Income Taxes

We account for income taxes under SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns.  In estimating future tax consequences, we generally take into account all expected future events then known to us, other than changes in the tax law or rates, which are not permitted to be considered. Accordingly, we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. The amount of valuation allowance is based upon management’s best estimate of the recoverability of our deferred tax assets. While future taxable income and ongoing prudent and feasible tax planning are considered in determining the amount of the valuation allowance, this allowance is subject to adjustment in the future.  Specifically, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would increase income in the period such determination was made.  Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

As of May 1, 2004 and January 31, 2004, we recorded net deferred tax assets totaling $21 million, which primarily represent the income tax benefit associated with losses reported in prior years.  These losses are subject to federal and state carryforward provisions of up to 20 years.  As of May 1, 2004 and January 31, 2004, we concluded that the net deferred tax asset balance of $21 million was more likely than not to be recovered.  If we are not able to achieve positive operating results in the future, a valuation allowance for some or all of the net deferred tax would need to be recorded against future operations.

Other Considerations

The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  See our audited consolidated financial statements and notes thereto in our annual report on Form 10-K for the fiscal year ended January 31, 2004, which contain accounting policies and other disclosures required by generally accepted accounting principles.

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

During the first quarter of fiscal 2004, we closed one under-performing store and we closed one additional under-performing store during the second quarter of fiscal 2004.  A material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise trends and consumer demands may cause us to close additional under-performing stores. While we believe that we benefit financially in the aggregate by closing under-performing stores and reducing nonproductive costs, the closure of such stores would subject us to additional increased short-term costs including, but not limited to, employee severance costs, charges in connection with the impairment of assets and costs associated with the disposition of outstanding lease obligations.

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

Our quarterly results have fluctuated in the past and may fluctuate significantly in the future, depending upon a variety of factors, including, among other things, the mix of products sold, the timing and level of markdowns, promotional events, store openings, closings, remodelings or relocations, shifts in the timing of holidays, timing of catalog releases or sales, competitive factors and general economic conditions. Accordingly, our profits or losses may fluctuate. Moreover, in response to competitive pressures, we may take certain pricing or marketing actions that could have a material adverse effect on our business, financial condition and results of operations. Therefore, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and cannot be relied upon as indicators of future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, or if our operating results do not meet the guidance that we issue from time to time, the market price of our shares would likely decline.

Fluctuations in comparable store sales may cause our revenue and operating results from period-to-period to vary.

A variety of factors affect our comparable store sales including, among other things, the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise mix, promotional events, the impact of competition and our ability to execute our business strategy efficiently. Our comparable store sales results have fluctuated significantly in the past, and we believe that such fluctuations may continue. Our comparable store sales increased 9.0% for the first quarter of fiscal 2004 and 11.9% for the first quarter of fiscal 2003. Past comparable store sales results may not be indicative of future results. As a result, the unpredictability of our comparable store sales may cause our revenue and operating results to vary from quarter to quarter, and an unanticipated decline in revenue may cause our stock price to fluctuate.

We depend on a number of key vendors to supply our merchandise and provide critical services, and the loss of any one of our key vendors may result in a loss of sales revenue and significantly harm our operating results.

We make merchandise purchases from over 500 vendors. Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. Although we have many sources of merchandise, two of our vendors - one, a manufacturer of upholstered furniture, and the other, a buying agent - together accounted for approximately 22% of our aggregate merchandise purchases for fiscal 2003. In addition, our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have limited the distribution of their merchandise in the past. We have no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products, and any vendor or distributor could discontinue selling to us at any time. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future, or be able to develop relationships with new vendors to expand our options or replace discontinued vendors. Our inability to acquire suitable merchandise in the future or the loss of one or more key vendors and our failure to replace any one or more of them may have a material adverse effect on our business, results of operations and financial condition.

In addition, a single vendor supports the majority of our management information systems. A failure by the vendor to support our management information systems adequately in the future could have a material adverse effect on our business, results of operations and financial condition.

We routinely purchase products from new vendors from time to time, many of whom are located abroad. We cannot assure you that they will be reliable sources of our products. Moreover, a number of these manufacturers and suppliers are small and undercapitalized firms that produce limited numbers of items. Given their limited resources, these firms might be susceptible to production difficulties, quality control issues and problems in delivering agreed-upon quantities on schedule. We cannot assure you that we will be able, if necessary, to return products to these suppliers and obtain refunds of our purchase price or obtain reimbursement or indemnification from them if their products prove defective. These suppliers and manufacturers also may be unable to withstand a downturn in the U.S. or worldwide economy. Significant failures on the part of these suppliers or manufacturers could have a material adverse effect on our operating results.

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

The distribution functions for our stores as well as all of our furniture orders are currently handled from our facilities in Hayward and Tracy, California and Baltimore, Maryland. Any significant interruption in the operation of any of these facilities may delay shipment of merchandise to our stores and customers, damage our reputation or otherwise have a material adverse effect on our financial condition and results of operations. Moreover, a failure to successfully coordinate the operations of these facilities also could have a material adverse effect on our financial condition and results of operations.  For example, during the third and fourth quarters of fiscal 2003, we had delays in the delivery of some customer orders.  While we have been addressing these issues, we expect that through the first half of fiscal 2004 we may continue to have some distribution delays in the Eastern part of the United States, and further distribution problems, should they arise, may materially affect our net revenue in particular periods and/or the timing of the recognition of revenue from orders not yet delivered.  Separately, significant disruptions to the operations of the third party vendor who handles the distribution and fulfillment functions for our direct-to-customer business on an outsourced basis could be expected to have similar negative consequences.

Separately, in March 2004, we entered into a new lease for space located adjacent to our existing distribution facility in Tracy, California.  We expect to occupy this Tracy facility, which will support our furniture distribution to the Western part of the United States, beginning in June 2004.  Should we encounter difficulties or delays in carrying out this move, our distribution operations in Tracy may be disrupted and we may experience delays or errors in the shipment of merchandise to our stores and customers, which could damage our reputation or otherwise have a material adverse effect on our financial condition and results of operations.

Labor activities could cause labor relations difficulties for us.

As of May 1, 2004, we had approximately 3,300 full and part time employees, and we believe our relations with our employees are generally good.  Approximately 48 of our employees at our Baltimore, Maryland distribution facility voted in September 2003 to unionize and we are currently in contract negotiations with them.  Although our distribution facilities have not experienced any material work stoppages, we cannot predict the effect union representation or future organizational activities will have on our business and operations.  However, if additional employees were to vote to unionize, or if we were to become subject to work stoppages, we could experience disruption in our operations and increases in our labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

We are dependent on external funding sources which may not make available to us sufficient funds when we need them.

We have significantly relied and may rely in the future on external funding sources to finance our operations and growth. Any reduction in cash flow from operations could increase our external funding requirements to levels above those currently available to us. While we currently have in place a $100.0 million revolving credit facility, which may be increased to $150.0 million under certain circumstances, the amount available under this facility could be less than stated amount if there is a shortfall in the availability of eligible collateral to support the borrowing base stated in the revolving credit facility. We currently believe that our cash flow from operations and funds available under our revolving credit facility will satisfy our capital and operating requirements for at least the next 12 months. However, the weakening of, or other adverse developments concerning, our sales performance or adverse developments concerning the availability of credit under our revolving credit facility due to covenant limitations or other factors could limit the overall amount of funds available to us.

Our revolving credit facility contains a subjective acceleration clause, which is a typical requirement in commercial credit agreements such as ours.  This acceleration clause allows our lenders to forego additional advances should they determine there has been a material adverse effect in our operations, business, properties, assets, liabilities, condition or prospects or a material adverse change in our financial position or prospects reasonably likely to result in a material adverse effect on our business, condition (financial or otherwise), operations, performance or properties.  However, our lenders have not notified us of any indication that a material adverse effect exists at May 1, 2004 or that a material adverse change has occurred.  We believe that no material adverse change has occurred and we believe that we will continue to borrow on the line of credit to fund our operations over the term of the revolving credit facility.  We do not anticipate any changes in our business practices that would result in any determination that there has been a material adverse effect in our operations, business, properties, assets, liabilities, condition or prospects.  However, we cannot be certain that our lenders will not make such a determination in the future.

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

Our business requires substantial liquidity in order to finance inventory purchases, the employment of sales personnel for the peak holiday period, advertising for the holiday buying season and other similar advance expenses.  We currently have in place a revolving credit facility that provides for an overall commitment of $100.0 million, which may be increased to $150.0 million under certain circumstances. Over the past several years, we have entered into numerous modifications, amendments and restatements of this revolving credit facility, primarily to address changes in the requirements applicable to us under the revolving credit facility documents, and, most recently, to increase the overall commitment under the facility.

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

During the first quarter of fiscal 2004, we purchased in excess of 60% of our merchandise directly from vendors located abroad and we do not expect that such purchases will decline as a percentage of total merchandise purchases for fiscal 2004. As an importer, our future success will depend in large measure upon our ability to maintain our existing foreign supplier relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them. Additionally, many of our imported products are subject to existing duties, tariffs and quotas that may limit the quantity of some types of goods which we may import into the United States. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the United States, changes in import duties, tariffs and quotas, loss of “most favored nation” trading status by the United States in relation to a particular foreign country, work stoppages including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, freight cost increases, economic uncertainties, including inflation, foreign government regulations, and political unrest and trade restrictions, including the United States retaliating against protectionist foreign trade practices. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political, financial or other instabilities that are particular to their home countries, including without limitation local acts of terrorism or economic, environmental or health and welfare-related crises, which may in turn result in limitations or temporary or permanent halts to their operations, restrictions on the transfer of goods or funds and/or other trade disruptions.  If any of these or other factors were to render the conduct of business in particular countries undesirable or impractical, our financial condition and results of operations could be materially adversely affected.

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

For the first quarter of fiscal 2004, revenue through our direct-to-customer channel grew by 94% as compared to the same period in the prior fiscal year. Increased activity in our direct-to-customer business could result in material changes in our operating costs, including increased merchandise inventory costs and costs for paper and postage associated with the distribution and shipping of catalogs and products. Although we intend to attempt to mitigate the impact of these increases by improving sales revenue and efficiencies, we cannot assure you that we will succeed in mitigating expenses with increased efficiency or that cost increases associated with our direct-to-customer business will not have an adverse effect on the profitability of our business. Additionally, while we outsource to a third party the fulfillment of our direct-to-customer division, including customer service and distribution, the third party may not have the capacity to accommodate our growth. This lack of capacity may result in delayed customer orders and deficiencies in customer service, both of which may adversely affect our reputation, cause us to lose sales revenue and limit or counter recent growth in our direct-to-customer business.

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

Recently enacted changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, will increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements. In particular, we expect to incur additional expenses as we implement Section 404 of the Sarbanes Oxley Act of 2002, which requires management to report on, and our independent auditors to attest to, our internal controls.  Compliance with these new rules could also result in continued diversion of management’s time and attention, which could prove to be disruptive to normal business operations.  Further, the impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, which could harm our business.

We are currently conducting evaluations required to ensure compliance with the management certification and auditor attestation requirements under Section 404 of the Sarbanes Oxley Act of 2002.  As this is an evolving process, we have no precedent available by which to measure compliance adequacy. Consequently, we cannot be certain as to the timing of completion of our evaluation and related actions or the impact of any of them on our operations. While we currently anticipate that we will timely complete all such actions, we are not certain of the consequences of a failure, although possible consequences include, sanction or investigation by regulatory authorities, such as the Securities and Exchange Commission or The Nasdaq National Market, and inability to timely file our next annual report on Form 10-K.

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

We cannot predict the effect, if any, that future sales of shares of our common stock or the availability for future sale of shares of our common stock or securities convertible into or exercisable for our common stock will have on the market price of our common stock prevailing from time to time. For example, in connection with our March 2001 preferred stock financing, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register approximately 6.4 million shares of our common stock issued, or to be issued, upon the conversion of our Series A preferred stock to some of our stockholders. The registration statement was declared effective by the Securities and Exchange Commission on October 31, 2002 and may remain effective under certain circumstances for as long as March 2009.  Sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement or under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options, or the conversion of our preferred stock, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our common stock and could materially impair our future ability to raise capital through an offering of equity securities.

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

In addition, our board of directors has the authority to fix the rights and preferences of, and to issue shares of, our preferred stock, which may have the effect of delaying or preventing a change in control of our company without action by holders of our common stock..

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include without limitation statements relating to our future plans, statements relating to anticipated future costs and expenses, in particular in connection with Section 404 under the Sarbanes Oxley Act of 2002, statements based on expectations of future profitability, statements relating to our working capital and capital expenditure needs, and other statements containing words such as “believes,” “anticipates,” “estimates,” “expects,” “may,” “intends,” and words of similar import or statements of our management’s opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, changes in economic or business conditions in general, changes in product supply, fluctuations in comparable store sales, limitations resulting from restrictive covenants in our revolving credit facility, failure of our management to anticipate changes in consumer trends, loss of key vendors, changes in the competitive environment in which we operate, changes in our management information needs, changes in management, failure to raise additional funds when required, changes in customer needs and expectations and governmental actions and consequences stemming from the continued wars in Iraq and Afghanistan or from terrorist activities in or related to the United States. We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, for the year ended January 31, 2004, have not changed materially during the quarter ended May 1, 2004.

Item 4. Controls and Procedures.

As of May 1, 2004, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of May 1, 2004 were effective in timely alerting them to material information required to be included in this report.  There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 5. Other Information.

On June 3, 2004, we entered into Amendment No. 5 to the Seventh Amended and Restated Loan and Security Agreement with Fleet Retail Group, Inc. (previously, Fleet Capital Corporation) and The CIT Group/Business Credit, Inc.  The principle effect of the amendment was to increase our overall commitment from $72.0 million to $100.0 million, which amount may be increased to $150.0 million under certain circumstances, and to increase the amount available for letters of credit from $30.0 million to $50.0 million, reduce interest rates, eliminate limitations on capital expenditures and store openings, and expand the borrowing base.

Item 6. Exhibits and Reports on Form 8-K.

(a)          Exhibits.

See attached exhibit index.

(b)         Reports on Form 8-K.

On March 22, 2004, we filed with the Securities and Exchange Commission a current report on Form 8-K, which included reports under items 5, 7 and 12 thereto and attached a press release, dated March 18, 2004, announcing our financial results for the fourth quarter and year ended January 31, 2004.

On March 18, 2004, we filed with the Securities and Exchange Commission a current report on Form 8-K, which included reports under items 5, 7 and 12 thereto and attached a press release, dated March 18, 2004, announcing our financial results for the fourth quarter and year ended January 31, 2004.

On February 6, 2004, we filed with the Securities and Exchange Commission a current report on Form 8-K, which included reports under items 5, 7 and 12 thereto and attached a press release, issued February 5, 2004, announcing certain of our financial results for the month, quarter and year ended January 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Restoration Hardware, Inc.

Date: June 7, 2004
	By:	/s/ Gary G. Friedman
Gary G. Friedman
President and Chief Executive Officer

	By:	/s/ Patricia McKay
Patricia A. McKay
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DOCUMENT DESCRIPTIONS

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

3.3

Amended and Restated Bylaws, as amended to date (incorporated by reference to exhibit number 3.2 of Form 10-Q for the quarterly period ended October 31, 1998 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 15, 1998)

10.1	Distribution center lease, dated March 9, 2004, between Restoration Hardware, Inc. and ProLogis, a Maryland Real Estate Investment Trust.
10.2	Compensation and Severance Agreement, amended and restated February 5, 2004, by and between Restoration Hardware, Inc. and Gary G. Friedman.
10.3	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and Gary Friedman, dated February 5, 2004.
10.4	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and Gary Friedman, dated February 5, 2004.
10.5	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and Gary Friedman, dated February 5, 2004.
10.6

Amendment No. 4 to the Seventh Amended and Restated Loan and Security Agreement, dated March 15, 2004, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Capital Corporation, and The CIT Group/Business Credit, Inc. (incorporated by reference to exhibit number 10.38 of Form 10-K for the year ended January 31, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 12, 2004).

10.7	2004 Senior Executive Bonus Plan.
10.8

Amendment No. 5 to the Seventh Amended and Restated Loan and Security Agreement, dated June 3, 2004, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Retail Group, Inc., and The CIT Group/Business Credit, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer