Form 10-Q
period 2004-07-31
RESTORATION HARDWARE INC
filed 2004-08-30
CIK 863821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Yes ☒     No ☐

As of August 26, 2004, 33,013,879 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

FORM 10-Q

FOR THE QUARTER ENDED JULY 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	July 31, 2004	January 31, 2004	August 2, 2003

ASSETS
Current assets:
Cash and cash equivalents	$3,267	$2,003	$2,214
Accounts receivable	5,491	5,745	4,079
Merchandise inventories	119,728	102,926	92,508
Prepaid expense and other current assets	18,579	16,968	13,937
Total current assets	147,065	127,642	112,738
Property and equipment, net	81,134	83,518	83,587
Goodwill	4,560	4,560	4,560
Deferred tax asset	15,138	15,138	15,384
Other assets	5,957	1,422	8,456
Total assets	$253,854	$232,280	$224,725

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$47,761	$45,292	$31,923
Line of credit, net of debt issuance costs (as restated for August 2, 2003, see Note 2)	37,896	10,286	25,909
Deferred revenue and customer deposits	6,249	7,231	4,991
Other current liabilities	11,709	11,438	8,762
Total current liabilities	103,615	74,247	71,585
Deferred lease incentives	31,340	33,999	36,190
Deferred rent	14,786	14,455	14,414
Other long-term obligations	248	352	140
Total liabilities	149,989	123,053	122,329

Series A redeemable convertible preferred stock, $.0001 par value, 28,037 shares designated, 8,473, 8,683 and 13,470 shares issued and outstanding at July 31, 2004, January 31, 2004 and August 2, 2003, respectively, aggregate liquidation preference and redemption value of $10,429 at July 31, 2004	8,331	8,541	13,328

Stockholders’ equity:
Common stock, $.0001 par value; 60,000,000 shares authorized; 33,011,525, 32,768,065 and 30,175,699 issued and outstanding at July 31, 2004, January 31, 2004 and August 2, 2003, respectively	3	3	3
Additional paid-in capital	158,871	158,174	152,373
Unearned compensation	(61)	(234)	(409)
Accumulated other comprehensive income	1,006	1,040	431
Accumulated deficit	(64,285)	(58,297)	(63,330)
Total stockholders’ equity	95,534	100,686	89,068

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$253,854	$232,280	$224,725

See Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Second Quarter		First Six Months
	Fiscal 2004	Fiscal 2003	Fiscal 2004	Fiscal 2003

Net revenue	$120,942	$95,973	$219,800	$177,739
Cost of revenue and occupancy	88,630	71,160	160,073	132,985
Gross profit	32,312	24,813	59,727	44,754
Selling, general and administrative expense	35,172	28,862	68,688	56,891
Loss from operations	(2,860)	(4,049)	(8,961)	(12,137)

Interest expense, net	(509)	(593)	(936)	(1,155)
Loss before income taxes	(3,369)	(4,642)	(9,897)	(13,292)
Income tax benefit	1,363	1,857	3,909	5,317
Net loss	$(2,006)	$(2,785)	$(5,988)	$(7,975)

Loss per share of common stock, basic and diluted	$(0.06)	$(0.09)	$(0.18)	$(0.27)
Weighted average shares outstanding, basic and diluted	32,903	30,083	32,847	30,068

See Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	First Six Months
	Fiscal 2004	Fiscal 2003

Cash flows from operating activities:
Net loss	$(5,988)	$(7,975)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	7,909	9,831
Changes in operating assets and liabilities:
Accounts receivable	254	(725)
Merchandise inventories	(16,802)	1,992
Prepaid expenses and other current assets	(1,611)	144
Deferred tax and other assets	(4,535)	(5,687)
Accounts payable and accrued expenses	2,469	(3,726)
Deferred revenue and customer deposits	(982)	(1,055)
Other current liabilities	271	(384)
Deferred rent	331	251
Deferred lease incentives and other long-term liabilities	(2,659)	(2,928)
Net cash used by operating activities	(21,343)	(10,262)

Cash flows from investing activities:
Capital expenditures	(5,115)	(2,385)
Net cash used by investing activities	(5,115)	(2,385)

Cash flows from financing activities:
Borrowings under line of credit, net	27,373	11,539
Repayments of other long-term obligations	(104)	4
Proceeds received from stockholder settlement	—	1,050
Issuance of common stock	487	445
Net cash provided by financing activities	27,756	13,038

Effects of foreign currency exchange rate translation on cash	(34)	193
Net increase in cash and cash equivalents	1,264	584

Cash and cash equivalents:
Beginning of period	2,003	1,630
End of period	$3,267	$2,214

Additional cash flow information:
Cash paid during the period for interest	$781	$732
Cash paid during the period for taxes	520	114
Non-cash transactions:
Conversion of preferred stock to common stock	$210	$—

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Restoration Hardware, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”) is a specialty retailer of high-quality home furnishings, functional and decorative hardware, bath ware and bath fixtures and related merchandise that reflects its classic and authentic American point of view. These products are sold through retail locations, catalogs and the Internet. As of July 31, 2004, the Company operated 102 retail stores in 30 states, the District of Columbia and Canada.

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared from the Company’s records without audit and, in management’s opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at July 31, 2004, January 31, 2004 and August 2, 2003 (as restated), results of operations for the second quarters and six months ended July 31, 2004 and August 2, 2003, respectively, and changes in cash flows for the six months ended July 31, 2004 and August 2, 2003, respectively. The balance sheet at January 31, 2004, as presented, has been derived from the Company’s audited financial statements for the fiscal year then ended.

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

The results of operations for the second quarter and six months ended July 31, 2004 presented in this Form 10-Q are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the prior year financials statements in order to conform to the current year presentation.

Stock-based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with the provisions of Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table illustrates the effect on net loss and loss per share of common stock if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to all stock-based employee compensation:

	Second Quarter		First Six Months
(Dollars in thousands, except share data)	Fiscal 2004	Fiscal 2003	Fiscal 2004	Fiscal 2003
Net loss as reported	$(2,006)	$(2,785)	$(5,988)	$(7,975)
Add: Stock-based employee compensation expense for all options granted below fair market value included in reported net loss (net of tax)	44	75	105	150
Deduct: Compensation expense for all stock-based employee compensation (net of tax) calculated in accordance with the fair value method	(884)	(525)	(1,559)	(975)
Pro forma net loss	$(2,846)	$(3,235)	$(7,442)	$(8,800)

Loss per share of common stock:
Basic and diluted, as reported	$(0.06)	$(0.09)	$(0.18)	$(0.27)
Basic and diluted, pro forma	$(0.09)	$(0.11)	$(0.23)	$(0.29)

Comprehensive Loss

Comprehensive loss consists of net loss and foreign currency translation adjustments.  The components of comprehensive loss for the second quarters and six months ended July 31, 2004 and August 2, 2003, respectively, are as follows:

	Second Quarter		First Six Months
(In thousands)	Fiscal 2004	Fiscal 2003	Fiscal 2004	Fiscal 2003

Components of comprehensive loss:
Net loss	$(2,006)	$(2,785)	$(5,988)	$(7,975)
Foreign currency translation adjustment	114	220	(34)	563
Total comprehensive loss	$(1,892)	$(2,565)	$(6,022)	$(7,412)

2.  LINE OF CREDIT, NET

As of July 31, 2004, the Company’s revolving credit facility provided for an overall commitment of $100.0 million. The revolving credit facility was amended in June 2004 to provide for additional borrowing capacity, reduced borrowing rates and elimination of limitations on capital expenditures and store openings. In support of our continued growth of the Company, the amendment increased the initial available commitment to $100.0 million, and further allowed the Company to request and receive incremental increases beyond the initial available commitment of $100.0 million up to a maximum commitment of $150.0 million, provided no default or event of default exists and certain other conditions are met.  The amendment also increased the amount available for letters of credit from $30.0 million to $50.0 million and modified certain other terms in the revolving credit facility, which had the effect of expanding the borrowing base.

As of July 31, 2004, $37.9 million was outstanding under the line of credit, net of unamortized debt issuance costs of $0.9 million, and there was $22.4 million in outstanding letters of credit.  Borrowings made under the revolving credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin. As of July 31, 2004, the bank’s reference rate was 4.75% and the LIBOR plus margin rate was 3.44%. The availability of credit at any given time under the revolving credit facility is limited by reference to a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and reserves established by the agent of the revolving credit facility.  The revolving credit facility is structured to increase availability to meet seasonal needs. As a result of the borrowing base formula, the actual borrowing availability under the revolving credit facility could be less than the stated amount of the revolving credit facility reduced by the actual borrowings and outstanding letters of credit.

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

The Company’s revolving credit facility requires a lock-box arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the revolving credit facility.  This arrangement, combined with the existence of a subjective acceleration clause in the revolving credit facility, necessitates that the revolving credit facility be classified a current liability on the balance sheet pursuant to guidance in the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”  The acceleration clause allows the Company’s lenders to forego additional advances should they determine there has been a material adverse change in the Company’s operations, business, properties, assets, liabilities, condition or prospects or a material adverse change in its financial position or prospects reasonably likely to result in a material adverse effect on the Company’s business, condition (financial or otherwise), operations, performance or properties.  Management believes that no such material adverse change has occurred; further, at July 31, 2004, the Company’s lenders had not informed the Company that any such event had occurred.  The revolving credit facility expires in June 2006.  Management believes that it will continue to borrow on the line of credit to fund its operations over the term of the revolving credit facility.   The August 2, 2003 balance sheet has been restated to classify as a current liability $25.9 million of borrowings under the revolving credit facility, which was previously reported as a long-term liability.

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

As of July 31, 2004 and January 31, 2004, the Company recorded net deferred tax assets totaling $21.2 million, which primarily represent the income tax benefit associated with losses reported in prior years.  These losses are subject to federal and state carryforward provisions of up to 20 years.  As of July 31, 2004 and January 31, 2004, the Company concluded that the net deferred tax asset balances of $21.2 million were more likely than not to be recovered.  If the Company is not able to achieve positive operating results in the future, a valuation allowance for some or all of the net deferred tax would need to be recorded against future operations.    The Company recorded income tax benefits of $1.4 million and $3.9 million for the second quarter and first six months of fiscal 2004, respectively, which are included in the other assets line on the balance sheet.

4. LOSS PER SHARE OF COMMON STOCK

Basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods. Diluted loss per share of common stock is computed by dividing net loss by the weighted average number of common stock and potentially dilutive common stock equivalents outstanding during the period. Diluted loss per share of common stock reflects the potential dilution that could occur if options or warrants to issue common stock were exercised, or preferred stock was converted into common stock. The following table details potential dilutive effects of the weighted average number of certain common stock equivalents that have been excluded from diluted loss per share of common stock, because their inclusion would be anti-dilutive, since the Company experienced a net loss in each of the second quarters and first six months of fiscal 2004 and 2003, respectively:

	Second Quarter		First Six Months
	Fiscal 2004	Fiscal 2003	Fiscal 2004	Fiscal 2003

Common stock issuable upon conversion of the Series A preferred stock	4,323,355	6,767,824	4,341,532	6,767,824
Common stock subject to outstanding stock options	813,396	479,782	690,262	268,489

Total	5,136,751	7,247,606	5,031,794	7,036,313

The above stock options represent only those stock options whose exercise prices are less than the average market price of the stock for the periods.  In addition to the stock options included in the table above, there were an additional 3,470,470 and 2,489,809 for the second quarters of fiscal 2004 and 2003, respectively, and 3,765,028 and 3,495,836 stock options for the first six months of fiscal 2004 and 2003, respectively, that were excluded from the table because the option exercise price for those stock options exceeded the average stock price for those periods.

5. SEGMENT REPORTING

The Company classifies its business interests into two identifiable segments: retail and direct-to-customer. The retail segment includes all revenue and expenses associated with the Company’s retail locations. The direct-to-customer segment includes all revenue and expenses associated with catalog and Internet revenue. The Company also has a wholly owned furniture manufacturing company located in Sacramento, California, The Michaels Furniture Company, Inc. (“Michaels”).  Michaels revenue is recorded as either retail revenue or direct-to-customer revenue based on the channel in which the sale was initiated, and management decisions on resource allocation and performance assessment are made based on these two identifiable segments.  As a result, management considers it is more appropriate to report its business activities into two rather than three identifiable segments, as previously reported.  The Company evaluates performance and allocates resources based on results from operations, which excludes unallocated corporate general and administrative costs. Certain segment information, including segment assets, asset expenditures and related depreciation expense, is not presented as all of the Company’s assets are commingled and are not available by segment.

Financial information for the Company’s business segments is as follows:

(In thousands)

	Second Quarter		First Six Months
	Fiscal 2004	Fiscal 2003	Fiscal 2004	Fiscal 2003

Net Revenue:
Retail	$92,350	$81,883	$169,347	$152,358
Direct-to-customer	28,592	14,090	50,453	25,381
Consolidated net revenue	$120,942	$95,973	$219,800	$177,739

	Second Quarter		First Six Months
	Fiscal 2004	Fiscal 2003	Fiscal 2004	Fiscal 2003
Income (loss) from operations:
Retail	$7,932	$6,396	$12,849	$9,019
Direct-to-customer	4,296	1,643	7,556	3,296
Unallocated	(15,088)	(12,088)	(29,366)	(24,452)
Consolidated loss from operations	$(2,860)	$(4,049)	$(8,961)	$(12,137)

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

Our merchandise strategy and our stores’ architectural style create a unique and attractive selling environment designed to appeal to an affluent, well educated 35 to 60 year old customer. Over the next decade, we believe the fastest growing segment of the U.S. population will be 45 to 60 year olds. We believe that as these customers evolve, so will their purchasing needs and desires. We believe that our products can fulfill their aspirations to have homes designed with a high quality, classic and timeless style. Our plan is to fill the void in the marketplace above the current home lifestyle retailers, and below the interior design trade, by providing products targeted to 35 to 60 year olds and centered around our core businesses that reflect a predictable, high-quality promise to our customers.

We operate on a 52-53 week fiscal year ending on the Saturday closest to January 31st.  Our current fiscal year is 52 weeks and ends on January 29, 2005 (“fiscal 2004”) and the prior fiscal year was 52 weeks and ended on January 31, 2004 (“fiscal 2003”).

As of July 31, 2004, we operated 102 stores in 30 states, the District of Columbia and Canada. In addition to our retail stores, we operate a direct-to-customer sales channel that includes both catalog and Internet, and a wholly owned furniture manufacturer.

During the second quarter of fiscal 2004, we closed one under-performing store, and we opened one new store. While we do not currently have any reserves established for store closures, we periodically make judgments about which stores we should close and which stores we should continue to operate.  A material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise trends and consumer demands may cause us to close additional under-performing stores.

The following table sets forth for the periods indicated the amount and percentage of net revenue represented by certain line items in our Condensed Consolidated Statements of Operations.

(Dollars in thousands, except per share data)	Second Quarter Fiscal 2004	% of Net Revenue	Second Quarter Fiscal 2003	% of Net Revenue	First Six Months Fiscal 2004	% of Net Revenue	First Six Months Fiscal 2003	% of Net Revenue

Retail net revenue	$92,350	76.4%	$81,883	85.3%	$169,347	77.0%	$152,358	85.7%
Direct-to-customer net revenue	28,592	23.6	14,090	14.7	50,453	23.0	25,381	14.3
Net revenue	120,942	100.0	95,973	100.0	219,800	100.0	177,739	100.0
Cost of revenue and occupancy	88,630	73.3	71,160	74.1	160,073	72.8	132,985	74.8
Gross profit	32,312	26.7	24,813	25.9	59,727	27.2	44,754	25.2
Selling, general and administrative expense	35,172	29.1	28,862	30.1	68,688	31.3	56,891	32.0
Loss from operations	(2,860)	(2.4)	(4,049)	(4.2)	(8,961)	(4.1)	(12,137)	(6.8)
Interest expense, net	(509)	(0.4)	(593)	(0.6)	(936)	(0.4)	(1,155)	(0.7)
Loss before income taxes	(3,369)	(2.8)	(4,642)	(4.8)	(9,897)	(4.5)	(13,292)	(7.5)
Income tax benefit	1,363	1.1	1,857	1.9	3,909	1.8	5,317	3.0
Net loss	$(2,006)	(1.7)	$(2,785)	(2.9)	$(5,988)	(2.7)	$(7,975)	(4.5)
Loss per share of common stock — basic diluted	$(0.06)		$(0.09)		$(0.18)		$(0.27)

Loss from operations improved to $2.9 million for the second quarter of fiscal 2004 as compared to a loss from operations of $4.0 million for the second quarter of fiscal 2003. Net loss was $0.06 per common share, or $2.0 million, for the second quarter of fiscal 2004, compared to a net loss of $0.09 per common share, or $2.8 million, for the second quarter of fiscal 2003.

Loss from operations improved to $9.0 million for the first six months of fiscal 2004 as compared to a loss from operations of $12.1 million for the first six months of fiscal 2003. Net loss was $0.18 per common share, or $6.0 million, for the first six months of fiscal 2004, compared to a net loss of $0.27 per common share, or $8.0 million, for the first six months of fiscal 2003.

The $1.1 million improvement in the loss from operations for the second quarter of fiscal 2004 compared to the second quarter of the prior fiscal year resulted primarily from a $25.0 million, or 26%, increase in net revenue.  The $3.1 million improvement in the loss from operations for the first six months of fiscal 2004 compared to the first six months of the prior fiscal year resulted primarily from a $42.1 million, or 24%, increase in net revenue in both our retail and direct-to-customer divisions.  We experienced continued growth of our direct-to-customer business, which increased $14.5 million, or 103%, in the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003, and $25.1 million, or 99%, in the first six months of fiscal 2004 as compared to the first six months of fiscal 2003.  The revenue growth was also due to an increase in comparable store sales of $7.3 million, or 9.4%, and $13.4 million, or 9.2%, for the second quarter and first six months of fiscal 2004, respectively. The increase in comparable store sales over both periods of fiscal 2003 was driven by our continued focus on building “brand authority” in our core merchandise offerings. The increases in net revenue in both our retail and direct-to-customer channels can also be attributed to growth of our catalog, which is our primary advertising vehicle. The revenue growth for both periods enabled us to leverage our cost structure, which coupled with improved product margins drove improvement in our results.  This improvement was partially offset by higher distribution costs.

The increases net revenue for the second quarter and first six months of fiscal 2004 were partially offset by a $6.3 million and $11.8 million increase in selling, general and administrative expense, respectively.  The increases in selling, general and administrative expense for both the second quarter and first six months of fiscal 2004 are primarily attributable to increases in catalog production and mailing costs, payroll expense and credit card fees; these increases were incurred in support of our revenue growth. Selling, general and administrative expense, expressed as a percentage of revenue, improved 100 basis points and 70 basis points for the second quarter and first six months of fiscal 2004 versus the same periods of fiscal 2003, respectively, primarily due to leveraging of relatively fixed payroll costs, offset by higher costs associated with the implementation of the requirements of the Sarbanes-Oxley Act of 2002, in particular, with respect to Section 404 requiring management to report on, and our registered independent public accountants to attest to, the effectiveness of internal controls over financial reporting.

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

REVENUE

Retail Net Revenue

	Second Quarter		First Six Months
(Dollars in thousands)	Fiscal 2004	Fiscal 2003	Fiscal 2004	Fiscal 2003
Retail net revenue	$92,350	$81,883	$169,347	$152,358
Retail net revenue growth percentage	13%	9%	11%	10%
Comparable store sales growth	9.4%	9.9%	9.2%	10.8%

Total transactions (decline) growth percentage	(1)%	10%	(1)%	2%
Average revenue per transaction growth (decline) percentage	13%	(1)%	12%	7%
Number of stores at beginning of period	102	105	103	105
Number of stores opened	1	—	1	—
Number of stores closed	(1)	(3)	(2)	(3)
Number of stores at end of period	102	102	102	102
Store selling square feet at end of period	673,910	668,463	673,910	668,463

Retail net revenue for the second quarter of fiscal 2004 increased by $10.5 million, or 13%, as compared to the second quarter of fiscal 2003 primarily due to a $7.3 million, or 9.4%, increase in comparable store sales.   Retail net revenue for the first six months of fiscal 2004 increased by $17.0 million, or 11%, as compared to the first six months of fiscal 2003 primarily due to a $13.4 million, or 9.2%, increase in comparable store sales. The 9.4% increase in comparable store sales for the second quarter of fiscal 2004 was primarily driven by an increase in our new core product offerings, and the 9.2% increase in comparable store sales for the first six months of fiscal 2004 was similarly driven. Additionally, retail revenue increased during the second quarter and first six months of fiscal 2004 due to a July warehouse sales event. Warehouse sales revenue is included in retail revenue, but is excluded from our comparable store sales. Net revenue related to our warehouse sale was $3.6 million for the second quarter and first six months of fiscal 2004. A warehouse sale event was not held in the same periods of fiscal 2003.

Average revenue per retail transaction increased 13% and 12% for the second quarter and first six months of fiscal 2004, respectively, as compared to the same periods of fiscal 2003, while the total number of retail transactions by customers declined slightly in both the second quarter and first six months of fiscal 2004 as compared to the prior year periods. The increase in average revenue per retail transaction as well as the decrease in total retail transactions for the second quarter and first six months of fiscal 2004 were primarily due to a change in our product mix to include  proportionally fewer lower priced products.  Average revenue per transaction is calculated by dividing the amount of gross revenue, exclusive of delivery revenue and sales taxes, by the gross number of transactions.

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

Direct-to-Customer Net Revenue

	Second Quarter		First Six Months
(Dollars in thousands)	Fiscal 2004	Fiscal 2003	Fiscal 2004	Fiscal 2003
Catalog revenue	$16,112	$8,784	$28,576	$16,031
Internet revenue	12,480	5,306	21,877	9,350
Total direct-to-customer net revenue	$28,592	$14,090	$50,453	$25,381
Growth percentages:
Direct-to-customer net revenue	103%	46%	99%	57%
Number of catalogs mailed	35%	(27)%	29%	(3)%
Total transactions	60%	16%	56%	22%
Average revenue per transaction	27%	23%	30%	21%

Direct-to-customer net revenue consists of both catalog and Internet sales.  Direct-to-customer net revenue for the second quarter of fiscal 2004 increased $14.5 million, or 103%, as compared to the second quarter of fiscal 2003. A portion of this increase was the result of a 35% increase in the number of catalogs mailed for the second quarter of fiscal 2004, to 5.6 million from 4.2 million for the second quarter of fiscal 2003.

Direct-to-customer net revenue for the first six months of fiscal 2004 increased $25.1 million, or 99%, as compared to the first six months of fiscal 2003. A portion of this increase was the result of a 29% increase in the number of catalogs mailed for the first six months of fiscal 2004, to 13.6 million from 10.5 million for the first six months of fiscal 2003.

Average revenue per direct-to-customer transaction for the second quarter and first six months of fiscal 2004 increased 27% and 30%, respectively, as compared to the same periods of fiscal 2003.  These increases are related to a change in our product mix in the catalog and an increase in catalog-only furniture offerings.   Total direct-to-customer transactions for the second quarter and first six months of fiscal 2004 increased 60% and 56%, respectively, as compared to the same periods of fiscal 2003. We believe the increases in direct-to-customer transactions are due in part to improved product content and in part to our initiative to increase page count in our catalog. Additionally, we believe our website marketing efforts coupled with growing consumer familiarity with the Internet and growth in high-speed Internet consumers also helped drive customers to our website.

Shipping income related to and included in our direct-to-customer net revenue above was $3.7 million and $2.0 million for the second quarters of fiscal 2004 and 2003, respectively.  Shipping income related to and included in our direct-to-customer net revenue was $6.5 million and $3.4 million for first six months of fiscal 2004 and 2003, respectively.

EXPENSES

Cost of Revenue and Occupancy Expense

For the second quarter of fiscal 2004, cost of revenue and occupancy expense expressed as a percentage of net revenue improved approximately 80 basis points to 73.3%, from 74.1% for the second quarter of fiscal 2003. Significant leverage was achieved in our relatively fixed store occupancy costs and improved product margins, which were largely offset by higher costs associated with customer shipping and distribution. We continue to incur incremental costs for the improvement in our distribution network including the cost of consultants to oversee this activity.

For the first six months of fiscal 2004, cost of revenue and occupancy expense expressed as a percentage of net revenue improved approximately 200 basis points to 72.8%, from 74.8% for the first six months of fiscal 2003. Significant improvements were achieved due to the leveraging of relatively fixed store occupancy costs and improved product margins, which improvements were somewhat offset by costs related to customer shipping and distribution.

Selling, General and Administrative Expense

Selling, general and administrative expense expressed as a percentage of net revenue improved approximately 100 basis points to 29.1% for the second quarter of fiscal 2004, from 30.1% for the second quarter of fiscal 2003. Selling, general and administrative expense expressed in absolute dollars increased $6.3 million, to $35.2 million for the second quarter of fiscal 2004 from $28.9 million for the second quarter of fiscal 2003. Selling, general and administrative expense expressed as a percentage of net revenue improved approximately 70 basis points to 31.3% for the first six months of fiscal 2004, from 32.0% for the first six months of fiscal 2003. Selling, general and administrative expense expressed in absolute dollars increased $11.8 million, to $68.7 million for the first six months of fiscal 2004 from $56.9 million for the first six months of fiscal 2003.  The increases in absolute dollars for both periods primarily related to an increase in catalog production and mailing costs, and to a lesser degree, an increase in payroll expense and credit card fees, partially offset by a decrease in visual merchandising costs. The improvements in selling, general and administrative expense as a percentage of net revenue for the second quarter and first six months of fiscal 2004 as compared to the prior year periods were primarily due to leveraging of payroll costs, which declined as a percentage of net revenue, reflecting increased management focus on this area and the implementation of tools to aggressively manage payroll expense, and the leveraging of visual merchandising, supplies and other overhead costs.  These improvements were partially offset by increases in advertising costs and also credit card fees related to the conclusion in fiscal 2003 of our incentive program related to our private label credit card.  Advertising costs primarily represent expenses associated with catalog production and mailing into retail trade areas.

We expect that as the direct-to-customer channel revenue grows at a faster rate than retail revenue, the costs of advertising will necessarily have the effect of de-leveraging selling, general and administrative expense as a percentage of net revenue, as occurred for the second quarter and first six months of fiscal 2004. In contrast, the cost of retail occupancy has declined as a percentage of net revenue, the benefit of which is reflected in improved gross margins. The increases in selling, general and administrative expense in absolute dollars were incurred largely to support our increase in net revenue. Professional fee expenses have been incurred, and will continue to be incurred, with respect to the implementation of the requirements of the Sarbanes-Oxley Act of 2002, in particular, with respect to Section 404 requiring management to report on, and our registered independent public accountants to attest to, the effectiveness of internal controls over financial reporting.

Interest Expense, Net

Interest expense, net includes interest on borrowings under our revolving credit facility and amortization of debt issuance costs. For the second quarter of fiscal 2004, interest expense, net was $0.5 million, a slight decrease of $0.1 million as compared to $0.6 million for the second quarter of fiscal 2003. For the first six months of fiscal 2004, interest expense, net was $0.9 million, a decrease of $0.3 million as compared to $1.2 million for the first six months of fiscal 2003. These decreases were due to a decline in amortization of debt issuance costs and lower average borrowing rates, partially offset by an increase in our average debt levels.

Income Tax Benefit

As of July 31, 2004, our full year effective tax rate is expected to approximate 39.5%.  As a result, the effective tax rate for the second quarter of 2004 was 40.5%, bringing the effective tax rate for the first six months of fiscal 2004 to 39.5%.  This effective tax rate compares with a 40.0% rate utilized in the second quarter and first six months of fiscal year 2003.

As of July 31, 2004 and January 31, 2004, we recorded net deferred tax assets totaling $21.2 million, which primarily represent the income tax benefit associated with losses reported in prior years.  These losses are subject to federal and state carryforward provisions of up to 20 years.  As of July 31, 2004 and January 31, 2004, we concluded that the net deferred tax asset balance of $21.2 million was more likely than not to be recovered.  If we are not able to achieve positive operating results in the future, a valuation allowance for some or all of the net deferred tax would need to be recorded against future operations.  We recorded income tax benefits of $1.4 million and $3.9 million for the second quarter and first six months of fiscal 2004, respectively, which are included in the other assets line on the balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

For the first six months of fiscal 2004, net cash used by operating activities was $21.3 million compared to $10.3 million of net cash used by operating activities for the first six months of fiscal 2003. The increase in net cash used by operating activities resulted primarily from higher merchandise inventory purchases related to our higher sales levels and increases in deferred tax and other assets, partially offset by an increase in our accounts payable and accrued expenses.  In addition, under our current payment arrangements, our higher levels of foreign sourced merchandise in 2004 have had the effect of accelerating the timing of payments for goods.

Investing Cash Flows

Net cash used by investing activities was $5.1 million for the first six months of fiscal 2004, an increase of $2.7 million compared to $2.4 million of cash used by investing activities for the first six months of fiscal 2003. The cash used for investing activities for the first six months of fiscal 2004 primarily related to the expansion of one of our stores and the opening of another store.

Financing Cash Flows

Net cash provided by financing activities was $27.8 million for the first six months of fiscal 2004, compared to  net cash provided by financing activities of $13.0 million for the first six months of fiscal 2003. Substantially all of the increase in net cash provided by financing activities resulted from an increase in net borrowings of $27.4 million for the first six months of fiscal 2004, as compared to an increase in net borrowings of $11.5 million for the first six months of fiscal 2003, under our revolving credit facility. Cash financing requirements were higher in the first six months of 2004 as compared to the same period of fiscal 2003 primarily due to the effect of higher inventory levels of predominately foreign sourced merchandise, which under current payment arrangements, have resulted in an acceleration of the timing of payment for our goods.

As of July 31, 2004, our revolving credit facility provided for an overall commitment of $100.0 million. The revolving credit facility was amended in June 2004 to provide for additional borrowing capacity, reduced borrowing rates and elimination of limitations on capital expenditures and store openings. In support of our expected continued growth, the amendment increased the initial available commitment to $100.0 million, and further allowed us to request and receive incremental increases beyond the initial available commitment of $100.0 million up to a maximum commitment of $150.0 million, provided no default or event of default exists and certain other conditions are met.  The amendment also increased the amount available for letters of credit from $30.0 million to $50.0 million and modified certain other terms in the revolving credit facility, which had the effect of expanding the borrowing base.

As of July 31, 2004, $37.9 million was outstanding under the line of credit, net of unamortized debt issuance costs of $0.9 million, and there was $22.4 million in outstanding letters of credit.  Borrowings made under the revolving credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin. As of July 31, 2004, the bank’s reference rate was 4.75% and the LIBOR plus margin rate was 3.44%. The availability of credit at any given time under the revolving credit facility is limited by reference to a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and reserves established by the agent of the revolving credit facility.  The revolving credit facility is structured to increase availability to meet seasonal needs. As a result of the borrowing base formula, the actual borrowing availability under the revolving credit facility could be less than the stated amount of the revolving credit facility reduced by the actual borrowings and outstanding letters of credit.

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

Our revolving credit facility requires a lock-box arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the revolving credit facility. This arrangement, combined with the existence of a subjective acceleration clause in the revolving credit facility, necessitates that the revolving credit facility be classified as a current liability on our balance sheet, pursuant to guidance in the Financial Accounting Standards Board’s

Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.” However, we do not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The acceleration clause, which is a typical requirement in commercial credit agreements such as ours, allows our lenders to forego additional advances should they determine there has been a material adverse effect in our operations, business, properties, assets, liabilities, condition or prospects or a material adverse change in our financial position or prospects that is reasonably likely to result in a material adverse effect on our business, condition (financial or otherwise), operations, performance or properties. However, the revolving credit facility does not expire or have a maturity date within one year, but rather has a final expiration date in June 2006. Additionally, our lenders have not notified us of any indication that a material adverse effect exists at July 31, 2004 or that a material adverse change has occurred. We believe that no material adverse change has occurred and we believe that we will continue to borrow on the line of credit to fund our operations over the term of the revolving credit facility. We do not anticipate any changes in our business practices that would result in any determination that there has been a material adverse effect in our operations, business, properties, assets, liabilities, condition or prospects. However, we cannot be certain that our lenders will not make such a determination in the future.

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

We believe there is a lifestyle trend toward increased interest in home renovation and interior decorating, and we further believe we are benefiting from such a trend. If this trend fails to continue to directly benefit us or if there is an overall decline in the trend, we could experience an adverse decline in consumer interest in our major product lines. Moreover, our products must appeal to a broad range of consumers whose preferences cannot always be predicted with certainty and may change between sales seasons. If we misjudge either the market for our merchandise or our customers’ purchasing habits, we may experience a material decline in sales or be required to sell inventory at reduced margins. We could also suffer a loss of customer goodwill if we do not maintain a high level of quality control and service procedures or if we otherwise fail to ensure satisfactory quality of our products. These outcomes may have a material adverse effect on our business, operating results and financial condition.

During the first six months of fiscal 2004, we closed two under-performing stores.

A material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise trends and consumer demands may cause us to close additional under-performing stores. While we believe that we benefit in the long run financially by closing under-performing stores and reducing nonproductive costs, the closure of such stores would subject us to additional increased short-term costs including, but not limited to, employee severance costs, charges in connection with the impairment of assets and costs associated with the disposition of outstanding lease obligations.

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

Our business is highly seasonal. We make decisions regarding merchandise well in advance of the season in which it will be sold, particularly for the holiday selling season. The general pattern associated with the retail industry is one of peak sales and earnings during the holiday season. Due to the importance of the holiday selling season, the fourth quarter of each year has historically contributed, and we expect it will continue to contribute, a disproportionate percentage of our net revenue and our gross profit for the entire year. In anticipation of increased sales activity during the fourth quarter, we incur significant additional expenses both prior to and during the fourth quarter. These expenses may include acquisition of additional inventory, catalog preparation and mailing, advertising, in-store promotions, seasonal staffing needs and other similar items. If, for any reason, our sales were to fall below our expectations in in the fourth quarter, our business, financial condition and annual operating results may be materially adversely affected.

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

Our quarterly results have fluctuated in the past and may fluctuate significantly in the future, depending upon a variety of factors, including, among other things, the mix of products sold, the timing and level of markdowns, promotional events, store openings, closings, remodelings or relocations, shifts in the timing of holidays, timing of catalog releases or sales, competitive factors and general economic conditions. Accordingly, our profits or losses may fluctuate. Moreover, in response to competitive pressures, we may take certain pricing or marketing actions that could have a material adverse effect on our business, financial condition and results of operations. Therefore, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and cannot be relied upon as indicators of future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, or if our operating results do not meet the guidance that we issue from time to time, the market price of our shares of common stock would likely decline.

Fluctuations in comparable store sales may cause our revenue and operating results from period-to-period to vary.

A variety of factors affect our comparable store sales including, among other things, the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise mix, promotional events, the impact of competition and our ability to execute our business strategy efficiently. Our comparable store sales increased 9.2% for the first six months of fiscal 2004 and 10.8% for the first six months of fiscal 2003. Past comparable store sales results may not be indicative of future results. As a result, the unpredictability of our comparable store sales may cause our revenue and operating results to vary from quarter to quarter, and an unanticipated decline in revenue may cause our stock price to fluctuate.

We depend on a number of key vendors to supply our merchandise and provide critical services, and the loss of any one of our key vendors may result in a loss of sales revenue and significantly harm our operating results.

We make merchandise purchases from over 500 vendors. Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. Although we have many sources of merchandise, two of our vendors - one, a manufacturer of upholstered furniture, and the other, a buying agent - together accounted for approximately 22% of our aggregate merchandise purchases for fiscal 2003.  We expect this situation to continue in the future. In addition, our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have limited the distribution of their merchandise in the past. We have no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products, and any vendor or distributor could discontinue selling to us at any time. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future, or be able to develop relationships with new vendors to expand our options or replace discontinued vendors. Our inability to acquire suitable merchandise in the future or the loss of one or more key vendors and our failure to replace any one or more of them may have a material adverse effect on our business, results of operations and financial condition.

In addition, a single vendor supports the majority of our management information systems. A failure by the vendor to support our management information systems adequately in the future could have a material adverse effect on our business, results of operations and financial condition.

We routinely purchase products from new vendors from time to time, many of whom are located abroad. We cannot assure you that they will be reliable sources of our products. Moreover, a number of these manufacturers and suppliers are small and undercapitalized firms that produce limited numbers of items. Given their limited resources, these firms might be susceptible to production difficulties, quality control issues and problems in delivering agreed-upon quantities on schedule. We cannot assure you that we will be able, if necessary, to return products to these suppliers and manufacturers and obtain refunds of our purchase price or obtain reimbursement or indemnification from them if their products prove defective. These suppliers and manufacturers also may be unable to withstand a downturn in the U.S. or worldwide economy. Significant failures on the part of these suppliers or manufacturers could have a material adverse effect on our operating results.

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

The distribution functions for our stores as well as all of our furniture orders are currently handled from our facilities in Hayward and Tracy, California and Baltimore, Maryland. Any significant interruption in the operation of any of these facilities may delay shipment of merchandise to our stores and customers, damage our reputation or otherwise have a material adverse effect on our financial condition and results of operations. Moreover, a failure to successfully coordinate the operations of these facilities also could have a material adverse effect on our financial condition and results of operations.  For example, during the third and fourth quarters of fiscal 2003, we had delays in the delivery of some customer orders.  While we have been addressing these issues, we expect that through the remainder of fiscal 2004 we may continue to have some distribution delays in the Eastern part of the United States, and further distribution problems, should they arise, may materially affect our net revenue in particular periods and/or the timing of the recognition of revenue from orders not yet delivered.  Separately, significant disruptions to the operations of the third party vendor who handles the distribution and fulfillment functions for our direct-to-customer business on an outsourced basis could be expected to have similar negative consequences.

Labor activities could cause labor relations difficulties for us.

As of July 31, 2004, we had approximately 3,400 full and part time employees, and we believe our relations with our employees are generally good.  Approximately 48 of our employees at our Baltimore, Maryland distribution facility voted in September 2003 to unionize and we are currently in contract negotiations with them.  Although our distribution facilities have not experienced any material work stoppages, we cannot predict the effect union representation or future organizational activities will have on our business and operations.  However, if additional employees were to vote to unionize, or if we were to become subject to work stoppages, we could experience disruption in our operations and increases in our labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

We are dependent on external funding sources, which may not make available to us sufficient funds when we need them.

We have significantly relied and may rely in the future on external funding sources to finance our operations and growth. Any reduction in cash flow from operations could increase our external funding requirements to levels above those currently available to us. While we currently have in place a $100.0 million revolving credit facility, which may be increased to $150.0 million under certain circumstances, the amount available under this facility could be less than  the stated amount if there is a shortfall in the availability of eligible collateral to support the borrowing base and reserves as established by the terms of the revolving credit facility. We currently believe that our cash flow from operations and funds available under our revolving credit facility will satisfy our capital and operating requirements for at least the next 12 months. However, the weakening of, or other adverse developments concerning, our sales performance or adverse developments concerning the availability of credit under our revolving credit facility due to covenant limitations or other factors could limit the overall amount of funds available to us.

Our revolving credit facility contains a subjective borrowing provision, which is a typical requirement in commercial credit agreements such as ours.  This clause allows our lenders to forego additional advances should they determine there has been a material adverse change in our operations, business, properties, assets, liabilities, condition or prospects or a condition or event that is reasonably likely to result in a material adverse change in our financial position or prospects reasonably likely to result in a material adverse effect on our business, condition (financial or otherwise), operations, performance or properties taken as a whole.  However, our lenders have not notified us of any indication that a material adverse effect exists at July 31, 2004 or that a material adverse change has occurred.  We believe that no material adverse change has occurred and we believe that we will continue to borrow on the line of credit to fund our operations over the term of the revolving credit facility.  We do not anticipate any changes in our business practices that would result in any determination that there has been a material adverse effect in our operations, business, properties, assets, liabilities, condition or prospects.  However, we cannot be certain that our lenders will not make such a determination in the future.

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

Our business requires substantial liquidity in order to finance inventory purchases, the employment of sales personnel for the peak holiday period, advertising for the holiday buying season and other similar advance expenses.  We currently have in place a revolving credit facility that provides for an overall commitment of $100.0 million, which may be increased to $150.0 million under certain circumstances. Over the past several years, we have entered into numerous modifications, amendments and restatements of this revolving credit facility, primarily to address changes in the requirements applicable to us under the revolving credit facility documents, and, most recently, to increase the stated amount of commitment under the facility.

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

We have drawn upon the revolving credit facility in the past and we expect to draw upon it in the future.  As a result, failure to comply with the terms of the revolving credit facility would entitle the secured lenders to prevent us from further borrowing, and upon acceleration by the lenders, they would be entitled to begin foreclosure procedures against our assets, including accounts receivable, inventory, general intangibles, equipment, goods, and fixtures. The secured lenders would then be repaid from the proceeds of such foreclosure proceedings, using all available assets.  Only after such repayment and the payment of any other secured and unsecured creditors would the holders of our capital stock receive any proceeds from the liquidation of our assets.  Our ability to comply with the terms of the revolving credit facility may be affected by events beyond our control.

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

During the second quarter of fiscal 2004, we purchased in excess of 60% of our merchandise directly from vendors located abroad and we do not expect that such purchases will decline as a percentage of total merchandise purchases for fiscal 2004. As an importer, our future success will depend in large measure upon our ability to maintain our existing foreign supplier relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them. Additionally, many of our imported products are subject to existing duties, tariffs and quotas that may limit the quantity of some types of goods which we may import into the United States. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the United States, changes in import duties, tariffs and quotas, loss of “most favored nation” trading status by the United States in relation to a particular foreign country, work stoppages including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, freight cost increases, economic uncertainties, including inflation, foreign government regulations, and political unrest and trade restrictions, including the United States retaliating against protectionist foreign trade practices. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political, financial or other instabilities that are particular to their home countries, including without limitation local acts of terrorism or economic, environmental or health and welfare-related crises, which may in turn result in limitations or temporary or permanent halts to their operations, restrictions on the transfer of goods or funds and/or other trade disruptions.  If any of these or other factors were to render the conduct of business in particular countries undesirable or impractical, our financial condition and results of operations could be materially adversely affected.

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

For the second quarter of fiscal 2004, revenue through our direct-to-customer channel grew by 103% as compared to the same period in the prior fiscal year. Increased activity in our direct-to-customer business could result in material changes in our operating costs, including increased merchandise inventory costs and costs for paper and postage associated with the distribution and shipping of catalogs and products. Although we intend to attempt to mitigate the impact of these increases by improving sales revenue and efficiencies, we cannot assure you that we will succeed in mitigating expenses with increased efficiency or that cost increases associated with our direct-to-customer business will not have an adverse effect on the profitability of our business. Additionally, while we outsource to a third party the fulfillment of our direct-to-customer division, including customer service and distribution, the third party may not have the capacity to accommodate our growth. This lack of capacity may result in delayed customer orders and deficiencies in customer service, both of which may adversely affect our reputation, cause us to lose sales revenue and limit or counter recent growth in our direct-to-customer business.

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

Recently enacted changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, will increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements. In particular, we expect to incur additional expenses as we implement Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to report on, and our registered independent public accountants to attest to, our internal controls.  Compliance with these new rules could also result in continued diversion of management’s time and attention, which could prove to be disruptive to normal business operations.  Further, the impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, which could harm our business.

We are currently conducting evaluations required to ensure compliance with the management certification and attestation requirements under Section 404 of the Sarbanes-Oxley Act of 2002.  As this is an evolving process, we have no precedent available by which to measure compliance adequacy. Consequently, we cannot be certain as to the timing of completion of our evaluation and related actions or the impact of any of them on our operations. While we currently anticipate that we will timely complete all such actions, we are not certain of the consequences of a failure, although possible consequences include, sanction or investigation by regulatory authorities, such as the Securities and Exchange Commission or The Nasdaq National Market, and inability to timely file our next annual report on Form 10-K.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include without limitation statements relating to our future plans, statements relating to anticipated future costs and expenses, in particular in connection with Section 404 under the Sarbanes-Oxley Act of 2002, statements relating to anticipated future revenue growth, statements relating to future availability under our revolving credit facility, statements relating to our working capital and capital expenditure needs, and other statements containing words such as “believes,” “anticipates,” “estimates,” “expects,” “may,” “intends,” and words of similar import or statements of our management’s opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, changes in economic or business conditions in general, changes in product supply, fluctuations in comparable store sales, limitations resulting from restrictive covenants in our revolving credit facility, failure of our management to anticipate changes in consumer trends, loss of key vendors, changes in the competitive environment in which we operate, changes in our management information needs, changes in management, failure to raise additional funds when required, changes in customer needs and expectations and governmental actions and consequences stemming from the continued wars in Iraq and Afghanistan or from terrorist activities in or related to the United States, and other factors described above in the section “Factors That May Affect Our Future Operating Results.” We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this quarterly report on Form 10-Q.

OTHER INFORMATION

Our board of directors currently has a nominating committee, the purpose of which is to assist the board of directors in all matters relating to the establishment, implementation and monitoring of policies and processes regarding the recruitment and nomination of candidates to the board of directors and committees of the board of directors and the review and making of recommendations to the board of directors regarding the composition of the board of directors and committees of the board of directors.  Additionally, in accordance with National Association of Securities Dealers, Inc. Marketplace Rule 4350(c)(4)(A) applicable to issuers listed with The Nasdaq Stock Market, Inc. (or Nasdaq), director nominees are to be recommended for the selection of the board of directors either by a majority of the independent directors on our board of directors or by the nominating committee of our board of directors, provided that the nominating committee is comprised solely of independent directors in accordance with Nasdaq rules, and provided, further, that such authority to select or to recommend to the board of directors for selection the director nominees shall not apply in cases where the right to nominate a director legally belongs to a third party or parties.  Pursuant to a written consent of our board of directors, dated July 19, 2004, our board of directors resolved to reconstitute our nominating committee to consist only of members who are independent as defined by Nasdaq rules and, accordingly, the current membership of our nominating committee consists of Damon Ball, Glenn J. Krevlin and Mark J. Schwartz.

We entered into a Letter Agreement, dated as of August 17, 2004, with some of our existing investors to amend the terms of our Amended and Restated Series A and B Preferred Stock Purchase Agreement, dated as of March 21, 2001, by and among us and the investors listed on Schedule A thereto.  In particular, the Letter Agreement terminated, among other things, certain rights of the investors in connection with our board of directors and committees of our board of directors under the existing Amended and Restated Series A and B Preferred Stock Purchase Agreement.  The Letter Agreement had no effect, however, on any rights granted to holders of our Series A preferred stock pursuant to our certificate of designation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, for the year ended January 31, 2004, have not changed materially during the six months ended July 31, 2004.

Item 4. Controls and Procedures.

As of July 31, 2004, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of July 31, 2004 were effective in timely alerting them to material information required to be included in this report.  There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

We held our 2004 annual meeting of stockholders on July 15, 2004.  The following proposals were voted on by our stockholders and the results of each proposal are as follows:

Proposal I:

Elect the Class III directors to serve for a three-year term until the 2007 annual meeting of stockholders or until their successors are duly elected and qualified:

	Votes For	Votes Withheld	Abstain
Broker Non-Votes

Stephen J. Gordon	24,011,414	5,289,428	0
Gary G. Friedman	24,006,376	5,294,466	0

Proposal II:

Ratify the selection of Deloitte & Touche LLP as our registered independent public accountants for the fiscal year ending January 29, 2005:

For	Against	Abstain	Broker Non-Votes
26,480,850	2,799,760	20,232	0

Proposal III:

Approve the Restoration Hardware, Inc. 2004 Senior Executive Bonus Plan.

For	Against	Abstain	Broker Non-Votes
16,022,020	763,756	70,248	12,444,818

Item 6. Exhibits.

See attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Restoration Hardware, Inc.

Date: August 30, 2004
	By:	/s/ Gary G. Friedman
Gary G. Friedman
President and Chief Executive Officer

	By:	/s/ Patricia A. McKay
Patricia A. McKay
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Murray Jukes
Murray Jukes
Vice President, Controller
(Principal Accounting Officer)

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

10.1	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and Stephen Gordon, dated May 24, 2004.
10.2	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and Stephen Gordon, dated May 24, 2004.
10.3

Amendment No. 5 to the Seventh Amended and Restated Loan and Security Agreement, dated June 3, 2004, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Retail Group, Inc., and the CIT Group/Business Credit, Inc. (incorporated by reference to exhibit number 10.8 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities Exchange Commission on June 7, 2004).

10.4	Employment Offer Letter between Restoration Hardware, Inc. and Murray Jukes dated May 13, 2004.
10.5	Letter Agreement, dated as of August 17, 2004, by and among Restoration Hardware, Inc. and the investors named therein.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer