Form 10-Q
period 2004-10-30
RESTORATION HARDWARE INC
filed 2004-12-03
CIK 863821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

or

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

Yes ☒     No ☐

As of November 29, 2004, 33,047,409 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

FORM 10-Q

FOR THE QUARTER ENDED October 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	October 30, 2004	January 31, 2004	November 1, 2003

ASSETS
Current assets:
Cash and cash equivalents	$1,692	$2,003	$3,237
Accounts receivable	6,305	5,745	5,911
Merchandise inventories	157,457	102,926	122,810
Prepaid expense and other current assets	21,016	16,968	16,330
Total current assets	186,470	127,642	148,288
Property and equipment, net	82,701	83,518	84,170
Goodwill	4,560	4,560	4,560
Deferred tax asset	15,194	15,138	15,450
Other assets	7,947	1,422	8,901
Total assets	$296,872	$232,280	$261,369

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$65,949	$45,292	$46,909
Line of credit, net of debt issuance costs (as restated for November 1, 2003, see Note 2)	64,206	10,286	45,891
Deferred revenue and customer deposits	7,446	7,231	7,864
Other current liabilities	12,247	11,438	9,744
Total current liabilities	149,848	74,247	110,408
Deferred lease incentives	30,513	33,999	35,677
Deferred rent	15,053	14,455	14,554
Other long-term obligations	196	352	155
Total liabilities	195,610	123,053	160,794
Series A redeemable convertible preferred stock, $.0001 par value, 28,037 shares designated, 8,473, 8,683 and 8,683 shares issued and outstanding at October 30, 2004, January 31, 2004 and November 1, 2003, respectively, aggregate liquidation preference and redemption value of $10,429 at October 30, 2004	8,331	8,541	8,541
Stockholders’ equity:
Common stock, $.0001 par value; 60,000,000 shares authorized; 33,025,509, 32,768,065 and 32,718,511 issued and outstanding at October 30, 2004, January 31, 2004 and November 1, 2003, respectively	3	3	3
Additional paid-in capital	158,912	158,174	157,663
Unearned compensation	(22)	(234)	(284)
Accumulated other comprehensive income	1,441	1,040	841
Accumulated deficit	(67,403)	(58,297)	(66,189)
Total stockholders’ equity	92,931	100,686	92,034
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$296,872	$232,280	$261,369

See Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Third Quarter		First Nine Months
	Fiscal 2004	Fiscal 2003	Fiscal 2004	Fiscal 2003

Net revenue	$118,165	$95,814	$337,965	$273,553
Cost of revenue and occupancy	80,196	67,027	240,269	200,012
Gross profit	37,969	28,787	97,696	73,541
Selling, general and administrative expense	42,511	33,031	111,199	89,922
Loss from operations	(4,542)	(4,244)	(13,503)	(16,381)

Interest expense, net	(737)	(519)	(1,673)	(1,674)
Loss before income taxes	(5,279)	(4,763)	(15,176)	(18,055)
Income tax benefit	2,161	1,905	6,070	7,222
Net loss	$(3,118)	$(2,858)	$(9,106)	$(10,833)

Loss per share of common stock, basic and diluted	$(0.09)	$(0.09)	$(0.28)	$(0.36)
Weighted average shares outstanding, basic and diluted	33,017	30,602	32,904	30,246

See Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	First Nine Months
	Fiscal 2004	Fiscal 2003
Cash flows from operating activities:
Net loss	$(9,106)	$(10,833)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	11,747	14,154
Changes in operating assets and liabilities:
Accounts receivable	(560)	(2,559)
Merchandise inventories	(54,531)	(28,310)
Prepaid expense and other current assets	(4,048)	(2,249)
Deferred tax and other assets	(6,581)	(6,326)
Accounts payable and accrued expenses	20,657	11,260
Deferred revenue and customer deposits	215	1,818
Other current liabilities	809	598
Deferred rent	598	391
Deferred lease incentives and other long-term liabilities	(3,486)	(3,432)
Net cash used by operating activities	(44,286)	(25,488)

Cash flows from investing activities:
Capital expenditures	(10,090)	(6,817)
Net cash used by investing activities	(10,090)	(6,817)

Cash flows from financing activities:
Borrowings under line of credit, net	53,555	31,368
(Repayments) borrowings of other long-term obligations	(156)	11
Proceeds received from stockholder settlement	—	1,050
Issuance of common stock	528	948
Net cash provided by financing activities	53,927	33,377

Effects of foreign currency exchange rate translation on cash	138	535
Net (decrease) increase in cash and cash equivalents	(311)	1,607

Cash and cash equivalents:
Beginning of period	2,003	1,630
End of period	$1,692	$3,237

Additional cash flow information:
Cash paid during the period for interest	$1,332	$1,116
Cash paid during the period for taxes	593	150
Non-cash transactions:
Conversion of preferred stock to common stock	$210	$4,787

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Restoration Hardware, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”) is a specialty retailer of high-quality home furnishings, functional and decorative hardware, bath ware and bath fixtures and related merchandise that reflects its classic and authentic American point of view. These products are sold through retail locations, catalogs and the Internet. As of October 30, 2004, the Company operated 102 retail stores in 30 states, the District of Columbia and Canada.

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared from the Company’s records without audit and, in management’s opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at October 30, 2004, January 31, 2004 and November 1, 2003, results of operations for the third quarters and nine months ended October 30, 2004 and November 1, 2003, respectively, cash flows for the nine months ended October 30, 2004 and November 1, 2003, respectively. The balance sheet at January 31, 2004, as presented, has been derived from the Company’s audited financial statements for the fiscal year then ended.

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

The results of operations for the third quarter and nine months ended October 30, 2004, presented in this Form 10-Q are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the prior year financial statements in order to conform to the current year presentation.

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

	Third Quarter		First Nine Months
(Dollars in thousands, except share data)	Fiscal 2004	Fiscal 2003	Fiscal 2004	Fiscal 2003

Net loss as reported	$(3,118)	$(2,858)	$(9,106)	$(10,833)
Add: Stock-based employee compensation expense for all options granted below fair market value included in reported net loss (net of tax)	23	75	127	225
Deduct: Compensation expense for all stock-based employee compensation (net of tax) calculated in accordance with the fair value method	(968)	(540)	(2,549)	(1,515)
Pro forma net loss	$(4,063)	$(3,323)	$(11,528)	$(12,123)

Loss per share of common stock:
Basic and diluted, as reported	$(0.09)	$(0.09)	$(0.28)	$(0.36)
Basic and diluted, pro forma	$(0.12)	$(0.11)	$(0.35)	$(0.40)

Comprehensive Loss

Comprehensive loss consists of net loss and foreign currency translation adjustments.  The components of comprehensive loss for the third quarters and nine months ended October 30, 2004 and November 1, 2003, respectively, are as follows:

	Third Quarter		First Nine Months
	Fiscal 2004	Fiscal 2003	Fiscal 2004	Fiscal 2003
	(In thousands)
Components of comprehensive loss:
Net loss	$(3,118)	$(2,858)	$(9,106)	$(10,833)
Foreign currency translation adjustment	435	410	401	973
Total comprehensive loss	$(2,683)	$(2,448)	$(8,705)	$(9,860)

2.  LINE OF CREDIT, NET

As of October 30, 2004, the Company’s revolving credit facility provided for an overall commitment of $100.0 million. The revolving credit facility was amended in June 2004 to provide for additional borrowing capacity, reduced borrowing rates and elimination of limitations on capital expenditures and store openings. In support of continued growth of the Company, the amendment increased the initial available commitment to $100.0 million, and further allows the Company to request and receive incremental increases beyond the initial available commitment of $100.0 million up to a maximum commitment of $150.0 million, provided no default or event of default exists and certain other conditions are met.  The amendment also increased the amount available for letters of credit from $30.0 million to $50.0 million and modified certain other terms in the revolving credit facility, which had the effect of expanding the borrowing base.

As of October 30, 2004, $64.2 million was outstanding under the line of credit, net of unamortized debt issuance costs of $0.8 million, and there was $18.9 million in outstanding letters of credit.  Borrowings made under the revolving credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin. As of October 30, 2004, the bank’s reference rate was 5.25% and the LIBOR plus margin rate was 4.06%. The availability of credit at any given time under the revolving credit facility is limited by reference to a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and reserves established by the agent of the revolving credit facility.  The revolving credit facility is structured to increase availability to meet seasonal needs. As a result of the borrowing base formula, the actual borrowing availability under the revolving credit facility could be less than the stated amount of the revolving credit facility reduced by the actual borrowings and outstanding letters of credit.

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

The Company’s revolving credit facility requires a lock-box arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the revolving credit facility.  This arrangement, combined with the existence of a subjective acceleration clause in the revolving credit facility, necessitates that the revolving credit facility be classified a current liability on the balance sheet pursuant to guidance in the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”  The acceleration clause allows the Company’s lenders to forego additional advances should they determine there has been a material adverse change in the Company’s operations, business, properties, assets, liabilities, condition or prospects or a material adverse change in its financial position or prospects reasonably likely to result in a material adverse effect on the Company’s business, condition (financial or otherwise), operations, performance or properties.  Management believes that no such material adverse change has occurred; further, at October 30, 2004, the Company’s lenders had not informed the Company that any such event had occurred.  The revolving credit facility expires in June 2006.  Management believes that it will continue to borrow on the line of credit to fund its operations over the term of the revolving credit facility.   The November 1, 2003 balance sheet has been restated to classify as a current liability $45.9 million of borrowings under the revolving credit facility, which was previously reported as a long-term liability.

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

As of October 30, 2004 and January 31, 2004, the Company recorded net deferred tax assets totaling $21.2 million, which primarily represent the income tax benefit associated with losses reported in prior years.  These losses are subject to federal and state carry-forward provisions of up to 20 years.  As of October 30, 2004 and January 31, 2004, the Company concluded that the net deferred tax asset balances of $21.2 million were more likely than not to be recovered.  If the Company is not able to achieve positive operating results in the near future, a valuation allowance may need to be recorded.  The Company recorded income tax benefits of $2.2 million and $6.1 million for the third quarter and first nine months of fiscal 2004, respectively, which are included in Other Assets on the balance sheet.

4. LOSS PER SHARE OF COMMON STOCK

Basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding during the period. Diluted loss per share of common stock reflects the potential dilution that could occur if options or warrants to issue common stock were exercised, or preferred stock was converted into common stock. The following table details potential dilutive effects of the weighted average number of certain common stock equivalents that have been excluded from diluted loss per share of common stock, because their inclusion would be anti-dilutive, since the Company experienced a net loss in each of the third quarters and first nine months of fiscal 2004 and 2003, respectively:

	Third Quarter		First Nine Months
	Fiscal 2004	Fiscal 2003	Fiscal 2004	Fiscal 2003
Common stock issuable upon conversion of the Series A preferred stock	4,260,572	6,431,752	4,314,982	6,656,027
Common stock subject to outstanding stock options	597,109	875,438	631,949	439,910

Total	4,857,681	7,307,190	4,946,931	7,095,937

The above stock options represent only those stock options whose exercise prices are less than the average market price of the stock for the periods.  The stock options whose exercise prices exceeded the average market price of the stock for the periods are 4,754,306 and 1,776,495 for the third quarters of fiscal 2004 and 2003, respectively, and 4,143,719 and 2,682,336 for the first nine months of fiscal 2004 and 2003, respectively.

5. SEGMENT REPORTING

The Company classifies its business into two identifiable segments: retail and direct-to-customer.  Segment income from operations consists of both direct-to-customer contribution and retail store contribution after district and regional management.  The unallocated portion includes both the costs of corporate expenses as well as unallocated costs of merchandising, sourcing and distribution.  The Company also has a wholly owned furniture manufacturing company located in Sacramento, California, The Michaels Furniture Company, Inc. (“Michaels”).  Michaels revenue is recorded as either retail revenue or direct-to-customer revenue based on the channel in which the sale was initiated, and management decisions on resource allocation and performance assessment are made based on these two identifiable segments.  As a result, management considers it is more appropriate to report its business activities into two rather than three identifiable segments.  The Company evaluates performance and allocates resources based on results from operations, which excludes unallocated costs. Certain segment information, including segment assets, asset expenditures and related depreciation expense, is not presented as all of the Company’s assets are commingled and are not available by segment.

Financial information for the Company’s business segments is as follows:

	Third Quarter		First Nine Months
(In thousands)	Fiscal 2004	Fiscal 2003	Fiscal 2004	Fiscal 2003
Net Revenue:
Retail	$89,747	$79,858	$259,094	$232,215
Direct-to-customer	28,418	15,956	78,871	41,338
Consolidated net revenue	$118,165	$95,814	$337,965	$273,553

	Third Quarter		First Nine Months
	Fiscal 2004	Fiscal 2003	Fiscal 2004	Fiscal 2003
Income (loss) from operations:
Retail	$8,146	$4,917	$20,995	$13,936
Direct-to-customer	1,867	1,091	9,423	4,387
Unallocated	(14,555)	(10,252)	(43,921)	(34,704)
Consolidated loss from operations	$(4,542)	$(4,244)	$(13,503)	$(16,381)

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

As of October 30, 2004, we operated 102 stores in 30 states, the District of Columbia and Canada. In addition to our retail stores, we operate a direct-to-customer sales channel that includes both catalog and Internet, and a wholly owned furniture manufacturer.

During the third quarter of fiscal 2004, we reopened one store that had previously been closed for expansion.  We did not open any new stores nor close any existing stores during the third quarter, but we did open one new outlet store during the fourth quarter of fiscal year 2004. While we do not currently have any reserves established for store closures, we periodically make judgments about which stores we should close and which stores we should continue to operate.  A material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise trends and consumer demands may cause us to close under-performing stores.

The following table sets forth for the periods indicated the amount and percentage of net revenue represented by certain line items in our Condensed Consolidated Statements of Operations.

(Dollars in thousands, except per share data)	Third Quarter Fiscal 2004	% of Net Revenue	Third Quarter Fiscal 2003	% of Net Revenue	First Nine Months Fiscal 2004	% of Net Revenue	First Nine Months Fiscal 2003	% of Net Revenue

Retail net revenue	$89,747	76.0%	$79,858	83.3%	$259,094	76.7%	$232,215	84.9%
Direct-to-customer net revenue	28,418	24.0	15,956	16.7	78,871	23.3	41,338	15.1
Net revenue	118,165	100.0	95,814	100.0	337,965	100.0	273,553	100.0
Cost of revenue and occupancy	80,196	67.9	67,027	70.0	240,269	71.1	200,012	73.1
Gross profit	37,969	32.1	28,787	30.0	97,696	28.9	73,541	26.9
Selling, general and administrative expense	42,511	35.9	33,031	34.5	111,199	32.9	89,922	32.9
Loss from operations	(4,542)	(3.8)	(4,244)	(4.5)	(13,503)	(4.0)	(16,381)	(6.0)
Interest expense, net	(737)	(0.6)	(519)	(0.5)	(1,673)	(0.5)	(1,674)	(0.6)
Loss before income taxes	(5,279)	(4.4)	(4,763)	(5.0)	(15,176)	(4.5)	(18,055)	(6.6)
Income tax benefit	2,161	1.8	1,905	2.0	6,070	1.8	7,222	2.6
Net loss	$(3,118)	(2.6)	$(2,858)	(3.0)	$(9,106)	(2.7)	$(10,833)	(4.0)
Loss per share of common stock — basic and diluted	$(0.09)		$(0.09)		$(0.28)		$(0.36)

Loss from operations increased to $4.5 million for the third quarter of fiscal 2004 as compared to a loss from operations of $4.2 million for the third quarter of fiscal 2003. Net loss was $0.09 per share of common stock, or $3.1 million, for the third quarter of fiscal 2004, compared to a net loss of $0.09 per share of common stock, or $2.9 million, for the third quarter of fiscal 2003.

Loss from operations improved to $13.5 million for the first nine months of fiscal 2004 as compared to a loss from operations of $16.4 million for the first nine months of fiscal 2003. Net loss was $0.28 per share of common stock, or $9.1 million, for the first nine months of fiscal 2004, compared to a net loss of $0.36 per share of common stock, or $10.8 million, for the first nine months of fiscal 2003.

While net revenue increased 23% in the third quarter, as compared to the same period of fiscal 2003, operating results declined slightly as compared to the prior year quarter primarily due to higher advertising, distribution and compliance costs, which more than offset improvements in product margins. Total selling, general and administrative expense increased $9.5 million during the third quarter of fiscal 2004 as compared to the same period in the prior year, or 140 basis points, when stated as a percent of net revenue.  The largest portion of this increase is attributable to a combination of higher advertising costs associated with circulating our catalog coupled with the costs of our initial brand advertising campaign.  Revenue for the second fall catalog book drop fell substantially short of expectations, as we underestimated the influence on prior year sales of the promotional nature of the related book.  This had the effect of deleveraging selling, general and administrative expense, negatively impacting results for the quarter by approximately $1 million.  There were also increases in payroll expenses and professional fees, as well as other selling related expenses.  In addition, we experienced higher costs during the third quarter of fiscal 2004 associated with our distribution and supply chain activities.  This includes increases in freight costs as well as costs associated with investment in process improvement efforts including related temporary labor costs and consultants that had been retained to manage those operations. Those costs are reflected in cost of revenue and occupancy on our Condensed Consolidated Statements of Operations and are reflected in unallocated costs in footnote 5 to the financial statements, Segment Reporting.

On a year to date basis, the $2.9 million improvement in operating results for the first nine months of fiscal 2004 compared to the first nine months of the prior fiscal year resulted primarily from a $64.4 million, or 24%, increase in net revenue as a result of increases in both our retail and direct-to-customer divisions, partially offset by a $40.3 million increase in cost of revenue and occupancy incurred to support this revenue growth, and a $21.3 million increase in selling, general and administrative expense. Net revenue growth for the first nine months of fiscal 2004, coupled with improved product margins, drove improvement in our results.  Selling, general and administrative expense, expressed as a percent of net revenue for the first nine months of fiscal 2004 remained unchanged from the prior year period at 32.9% of net revenue. The $21.3 million increase in selling, general and administrative expense was primarily due to an increase in advertising expenses as well as increases in store and direct-to-customer selling expenses.  Year to date results have also been negatively affected by higher costs of our distribution and supply chain activities which costs are reflected in cost of revenue and occupancy on our Condensed Consolidated Statements of Operations.

The increases in our net revenue resulted from continued growth of our direct-to-customer business, which increased $12.5 million, or 78%, in the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003, and $37.5 million, or 91%, in the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003.  The revenue growth was also due to an increase in comparable store sales of 8.7% and 9.0%, for the third quarter and first nine months of fiscal 2004, respectively. The increases in net revenue in both our retail and direct-to-customer channels can be partially attributed to our catalog, which is our primary advertising vehicle.

Additionally, during both the third quarter and first nine months of fiscal 2004, our results were impacted by professional fees associated with the implementation of the requirements of the Sarbanes-Oxley Act of 2002, in particular, with respect to Section 404 requiring management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. Those costs, reflected in selling, general and administrative expense, amounted to approximately $0.5 million in the third quarter of fiscal 2004 and approximately $1 million in the first nine months of fiscal 2004.

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

REVENUE

Retail Net Revenue

	Third Quarter		First Nine Months
(Dollars in thousands)	Fiscal 2004	Fiscal 2003	Fiscal 2004	Fiscal 2003
Retail net revenue	$89,747	$79,858	$259,094	$232,215
Retail net revenue growth percentage	12%	—%	12%	6%
Comparable store sales growth	8.7%	2.9%	9.0%	8.0%
Income from operations	$8,146	$4,917	$20,995	$13,936
Income from operations – percent of net revenue	9.1%	6.2%	8.1%	6.0%
Number of stores at beginning of period	102	102	103	105
Number of stores opened	—	2	1	2
Number of stores closed	—	(1)	(2)	(4)
Number of stores at end of period	102	103	102	103
Store selling square feet at end of period	673,910	675,585	673,910	675,585

Retail net revenue for the third quarter of fiscal 2004 increased by $9.9 million, or 12%, as compared to the third quarter of fiscal 2003 primarily due to a $6.7 million, or 8.7%, increase in comparable store sales.   Retail net revenue for the first nine months of fiscal 2004 increased by $26.9 million, or 12%, as compared to the first nine months of fiscal 2003 primarily due to a $20.1 million, or 9.0%, increase in comparable store sales. Additionally, several previously opened stores, although not open long enough to be included in calculations of comparable store sales, contributed positively to both the third quarter and first nine months of fiscal 2004.  Retail net revenue for the first nine months of fiscal 2004 also reflects $3.6 million of revenue from a July warehouse sales event. Warehouse sales revenue is included in retail revenue, but is excluded from our comparable store sales. A warehouse sale event was not held in the same period of fiscal 2003.

Comparable store sales are defined as sales from stores whose gross square footage did not change by more than 20% in the previous 12 months and which have been open at least 12 full months. Stores generally become comparable in their 14th full month of operation. We believe that comparable store sales are a useful indicator of store performance, since comparable store sales exclude the effects of changes in the number of stores open.

Income from operations for the retail segment grew 66% to $8.1 million in the third quarter of fiscal 2004 from $4.9 million in the third quarter of fiscal 2003. Income from retail operations expressed as a percent of related segment net revenue grew 290 basis points to 9.1% from 6.2% in third quarter of fiscal 2003. The expansion of income from operations for the retail segment is attributable to higher product margins realized as well as improvements in payroll and supplies expense offset by the initial costs of brand advertising. Income from operations for the retail segment includes retail stores results less direct costs of the store field operations. For the first nine months of fiscal 2004, income from operations for the retail segment also experienced substantial growth of 51% as compared to the same period in the prior fiscal year, which improvement resulted from both increased revenue and operating margin expansion.

Direct-to-Customer Net Revenue

	Third Quarter		First Nine Months
(Dollars in thousands)	Fiscal 2004	Fiscal 2003	Fiscal 2004	Fiscal 2003
Catalog revenue	$15,505	$9,745	$44,081	$25,777
Internet revenue	12,913	6,211	34,790	15,561
Total direct-to-customer net revenue	$28,418	$15,956	$78,871	$41,338
Income from operations	$1,867	$1,091	$9,423	$4,387
Income from operations - percent of net revenue	6.6%	6.8%	11.9%	10.6%
Growth percentages:
Direct-to-customer net revenue	78%	46%	91%	53%
Number of catalogs mailed	—%	48%	15%	16%

Direct-to-customer net revenue consists of both catalog and Internet sales.  Direct-to-customer net revenue for the third quarter of fiscal 2004 increased $12.5 million, or 78%, as compared to the third quarter of fiscal 2003. Revenue for the second fall catalog book drop fell substantially short of expectations and had the effect of deleveraging selling, general and administrative expense, negatively impacting results for the quarter by approximately $1 million.

Direct-to-customer net revenue for the first nine months of fiscal 2004 increased $37.5 million, or 91%, as compared to the first nine months of fiscal 2003. A portion of this increase was the result of a 15% increase in the number of catalogs mailed for the first nine months of fiscal 2004.

Income from operations for the direct-to-customer segment was $1.9 million in the third quarter of fiscal 2004 as compared to $1.1 million in the same quarter of the prior fiscal year, and it declined to 6.6% of related segment net revenue for the third quarter of 2004 as compared to 6.8% in the third quarter of fiscal 2003, and compared to 15.0% in the second quarter of fiscal 2004.   Segment results were favorably impacted by product margin expansion and other non-advertising expense leverage but were more than offset by the deleveraging of advertising expense experienced during the third quarter with one of our catalog mailings. For the first nine months of fiscal 2004, income from operations for the direct-to-customer segment increased to $9.4 million, or 11.9%, of net segment revenue, as compared to $4.4 million, or 10.6%, of segment net revenue, for the same period in fiscal 2003.

EXPENSES

Cost of Revenue and Occupancy Expense

Total cost of revenue and occupancy increased $13.2 million during the third quarter of fiscal 2004 as compared to the same period in fiscal 2003.  As a percentage of net revenue, these costs improved approximately 210 basis points to 67.9%, from 70.0% for the third quarter of fiscal 2003. Significant leverage was achieved in improved product margins and our relatively fixed store occupancy costs.  These gains were partially offset by higher costs associated with our customer shipping, distribution and supply chain activities.  These latter costs included increases in freight costs as well as costs associated with investment in process improvements, including costs with respect to temporary labor and consultants that had been retained to manage our customer shipping, distribution and supply chain operations. Those costs are reflected in cost of revenue and occupancy on our Condensed Consolidated Statements of Operations and in unallocated costs in footnote 5 to the financial statements, Segment Reporting.  We recently hired a supply chain executive to oversee these operations who reports to our previously announced new chief operating officer.

For the first nine months of fiscal 2004, cost of revenue and occupancy expense expressed as a percentage of net revenue improved approximately 200 basis points to 71.1%, from 73.1% for the first nine months of fiscal 2003. Significant improvements were achieved due to the leveraging of relatively fixed store occupancy costs and improved product margins, which improvements were partially offset by increased costs related to customer shipping, distribution and supply chain operations.

Selling, General and Administrative Expense

Selling, general and administrative expense expressed as a percentage of net revenue increased approximately 140 basis points to 35.9% for the third quarter of fiscal 2004, from 34.5% for the third quarter of fiscal 2003. Selling, general and administrative expense expressed in absolute dollars increased $9.5 million, to $42.5 million for the third quarter of fiscal 2004 from $33.0 million for the third quarter of fiscal 2003. The increases in absolute dollars are primarily related to an increase in advertising, including catalog production and mailing costs, and to a lesser degree, an increase in payroll expense and professional fees as well as other selling related expenses.

The increase in selling, general and administrative expense as a percentage of net revenue for the third quarter of fiscal 2004 as compared to the same period of fiscal 2003 was primarily due to increases in advertising costs, partially offset by leveraging of retail payroll costs, which declined as a percentage of net revenue, reflecting continued management focus and the implementation of tools to manage retail payroll expense.  Advertising costs include expenses associated with catalog production and mailing as well as the costs of the initial brand advertising campaign launched in the third quarter of fiscal 2004. Costs associated with the second drop of the fall catalog resulted in lower sales than expected and, coupled with the cost of the newly launched brand campaign, had the effect of deleveraging selling, general and administrative costs in the third quarter of fiscal 2004.

Selling, general and administrative expense expressed as a percentage of net revenue for the first nine months of fiscal 2004, remained unchanged at 32.9% as compared to the first nine months of fiscal 2003. Selling, general and administrative expense expressed in absolute dollars increased $21.3 million, to $111.2 million for the first nine months of fiscal 2004 from $89.9 million for the first nine months of fiscal 2003.  As a percentage of net revenue, leverage of relatively fixed payroll, visual merchandising and other overhead costs, which declined as a percentage of net revenue, was offset by an increase in advertising costs.  The increases in absolute dollars are primarily related to an increase in advertising, and to a lesser degree, an increase in store and direct-to-customer selling expenses.  Advertising costs incurred during the first nine months of fiscal 2004 increased due to higher costs of catalog circulation and the launch of a brand advertising campaign in the third quarter of fiscal 2004.

In general, we expect that as the direct-to-customer channel revenue grows at a faster rate than retail revenue, the growth in the cost of advertising (primarily catalog circulation costs) will lead to increases in overall selling, general and administrative expense as a percentage of net revenue. In addition, due to lowered productivity of one of the fall catalog drops, this general dynamic inherent in our business model was more pronounced in both the third quarter and first nine months of fiscal 2004. In contrast, the cost of retail occupancy has declined as a percentage of net revenue, the benefit of which is reflected in improved gross margins. Other increases in selling, general and administrative expense in absolute dollars were incurred largely to support our increase in net revenue. Professional fee expenses have been incurred, and will continue to be incurred, with respect to the implementation of the requirements of the Sarbanes-Oxley Act of 2002, in particular, with respect to Section 404 requiring management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. Those amounts totaled approximately $0.5 million in the third quarter of fiscal 2004 and approximately $1 million for the first nine months of fiscal 2004.

Interest Expense, Net

Interest expense, net includes interest on borrowings under our revolving credit facility and amortization of debt issuance costs. For the third quarter of fiscal 2004, interest expense, net was $0.7 million, an increase of $0.2 million as compared to $0.5 million for the third quarter of fiscal 2003. The increase in third quarter interest expense was due primarily to an increase in our average debt levels and secondarily to higher average borrowing rates, partially offset by a decline in amortization of debt issuance costs.  For the first nine months of both fiscal 2004 and fiscal 2003, interest expense, net was $1.7 million, remaining flat due to higher average debt levels which were offset by lower interest rates year over year and a decline in amortization of debt issuance costs.

Income Tax Benefit

As of October 30, 2004, our full year effective tax rate is expected to approximate 40.0%.  As a result, the effective tax rate for the third quarter of fiscal 2004 was 40.9%, bringing the effective tax rate for the first nine months of fiscal 2004 to 40.0%.  This effective tax rate compares with a 40.0% rate utilized in the third quarter and first nine months of fiscal 2003.

As of October 30, 2004 and January 31, 2004, we recorded net deferred tax assets totaling $21.2 million, which primarily represent the income tax benefit associated with losses reported in prior years.  These losses are subject to federal and state carry-forward provisions of up to 20 years.  As of October 30, 2004 and January 31, 2004, we concluded that the net deferred tax asset balance of $21.2 million was more likely than not to be recovered.  If we are not able to achieve positive operating results in the near future, a valuation allowance may need to be recorded.  We recorded income tax benefits of $2.2 million and $6.1 million for the third quarter and first nine months of fiscal 2004, respectively, which are included in the Other Assets line on our Condensed Consolidated Balance Sheets.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

For the first nine months of fiscal 2004, net cash used by operating activities was $44.3 million compared to $25.5 million of net cash used by operating activities for the first nine months of fiscal 2003. The increase in net cash used by operating activities resulted primarily from higher merchandise inventory purchases related to our higher sales levels as well as the upcoming fourth quarter holiday season. In addition, under our current payment arrangements, our higher levels of foreign sourced merchandise in 2004 have had the effect of accelerating the timing of payments for goods.  Additionally, net cash used by operating activities increased due to higher prepaid expenses associated with advertising.  These increases in net cash used were partially offset by higher accounts payable and accrued expenses balances.

Investing Cash Flows

Net cash used by investing activities was $10.1 million for the first nine months of fiscal 2004, an increase of $3.3 million compared to $6.8 million for the first nine months of fiscal 2003. The cash used for investing activities for the first nine months of fiscal 2004 primarily related to the expansion of one of our stores, the opening of another store and to information systems upgrades.

Financing Cash Flows

Net cash provided by financing activities was $53.9 million for the first nine months of fiscal 2004, compared to $33.4 million for the first nine months of fiscal 2003. Substantially all of the increase in net cash provided by financing activities resulted from an increase in net borrowings of $53.6 million for the first nine months of fiscal 2004, as compared to $31.4 million for the first nine months of fiscal 2003, under our revolving credit facility. Cash financing requirements were higher in the first nine months of fiscal 2004 as compared to the same period of fiscal 2003 primarily due to the effect of higher inventory levels overall, and higher inventory of predominately foreign sourced merchandise, which under current payment arrangements, have resulted in an acceleration of the timing of payment for our goods.

As of October 30, 2004, our revolving credit facility provided for an overall commitment of $100.0 million. The revolving credit facility was amended in June 2004 to provide for additional borrowing capacity, reduced borrowing rates and elimination of limitations on capital expenditures and store openings. In support of our expected continued growth, the amendment increased the initial available commitment to $100.0 million, and further allows us to request and receive incremental increases beyond the initial available commitment of $100.0 million up to a maximum commitment of $150.0 million, provided no default or event of default exists and certain other conditions are met.  The amendment also increased the amount available for letters of credit from $30.0 million to $50.0 million and modified certain other terms in the revolving credit facility, which had the effect of expanding the borrowing base.

As of October 30, 2004, $64.2 million was outstanding under the line of credit, net of unamortized debt issuance costs of $0.8 million, and there was $18.9 million in outstanding letters of credit.  Borrowings made under the revolving credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin. As of October 30, 2004, the bank’s reference rate was 5.25 % and the LIBOR plus margin rate was 4.06%. The availability of credit at any given time under the revolving credit facility is limited by reference to a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and reserves established by the agent of the revolving credit facility.  The revolving credit facility is structured to increase availability to meet seasonal needs. As a result of the borrowing base formula, the actual borrowing availability under the revolving credit facility could be less than the stated amount of the revolving credit facility reduced by the actual borrowings and outstanding letters of credit.

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

Our revolving credit facility requires a lock-box arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the revolving credit facility. This arrangement, combined with the existence of a subjective acceleration clause in the revolving credit facility, necessitates that the revolving credit facility be classified as a current liability on our balance sheet, pursuant to guidance in the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.” However, we do not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability. The acceleration clause, which is a typical requirement in commercial credit agreements such as ours, allows our lenders to forego additional advances should they determine there has been a material adverse effect in our operations, business, properties, assets, liabilities, condition or prospects or a material adverse change in our financial position or prospects that is reasonably likely to result in a material adverse effect on our business, condition (financial or otherwise), operations, performance or properties. However, the revolving credit facility does not expire or have a maturity date within one year, but rather has a final expiration date in June 2006. Additionally, our lenders have not notified us of any indication that a material adverse effect exists at October 30, 2004 or that a material adverse change has occurred. We believe that no material adverse change has occurred and we believe that we will continue to borrow on the line of credit to fund our operations over the term of the revolving credit facility. We do not anticipate any changes in our business practices that would result in any determination that there has been a material adverse effect in our operations, business, properties, assets, liabilities, condition or prospects. However, we cannot be certain that our lenders will not make such a determination in the future.

We currently believe that our cash flows from operations and funds available under our revolving credit facility will satisfy our expected working capital and capital requirements, for at least the next 12 months. However, the weakening of, or other adverse developments concerning our sales performance or adverse developments concerning the availability of credit under our revolving credit facility due to covenant limitations or other factors could limit the overall availability of funds to us. Moreover, to the extent we increase the levels of foreign sourced merchandise that we purchase, we may need access to funds sooner than has typically been the case in the past in order to meet the accelerated timing requirements for payments of such goods.  We may not have successfully anticipated our future capital needs or the timing of such needs and we may need to raise additional funds in order to take advantage of unanticipated opportunities. We also may need to raise additional funds to respond to changing business conditions or unanticipated competitive pressures. However, should the need arise, additional sources of financing may not be available or, if available, may not be on terms favorable to our stockholders or us. If we fail to raise sufficient funds, we may be required to delay or abandon some of our planned future expenditures or aspects of our current operations. For more information, please see the section “Factors That May Affect Our Future Operating Results,” below, in particular the sections “We are dependent on external funding sources which may not make available to us sufficient funds when we need them,” and “Because our business requires a substantial level of liquidity, we are dependent upon a revolving credit facility with numerous restrictive covenants that limit our flexibility.”

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

During the first nine months of fiscal 2004, we closed two under-performing stores.

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

Our business is highly seasonal. We make decisions regarding merchandise well in advance of the season in which it will be sold, particularly for the holiday selling season. The general pattern associated with the retail industry is one of peak sales and earnings during the holiday season. Due to the importance of the holiday selling season, the fourth quarter of each year has historically contributed, and we expect it will continue to contribute, a disproportionate percentage of our net revenue and our gross profit for the entire year. In anticipation of increased sales activity during the fourth quarter, we incur significant additional expenses both prior to and during the fourth quarter. These expenses may include acquisition of additional inventory, catalog preparation and mailing, advertising, in-store promotions, seasonal staffing needs and other similar items. If, for any reason, our sales were to fall below our expectations in the fourth quarter, our business, financial condition and annual operating results may be materially adversely affected.

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

Our quarterly results have fluctuated in the past and may fluctuate significantly in the future, depending upon a variety of factors, including, among other things, the mix of products sold, the timing and level of markdowns, promotional events, store openings, closings, remodelings or relocations, shifts in the timing of holidays, timing of catalog releases or sales, competitive factors and general economic conditions. Accordingly, our profits or losses may fluctuate. Moreover, in response to competitive pressures, we may take certain pricing or marketing actions that could have a material adverse effect on our business, financial condition and results of operations. Therefore, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and cannot be relied upon as indicators of future performance. If our operating results in any future period fall below the expectations of securities analysts or investors, or if our operating results do not meet the guidance that we issue from time to time, the market price of our shares of common stock would likely decline.

Fluctuations in comparable store sales may cause our revenue and operating results from period-to-period to vary.

A variety of factors affect our comparable store sales including, among other things, the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise mix, promotional events, the impact of competition and our ability to execute our business strategy efficiently. Our comparable store sales increased 9.0 % for the first nine months of fiscal 2004 and 8.0% for the first nine months of fiscal 2003. Past comparable store sales results may not be indicative of future results. As a result, the unpredictability of our comparable store sales may cause our revenue and operating results to vary from quarter to quarter, and an unanticipated decline in revenue may cause our stock price to fluctuate.

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

The distribution functions for our stores as well as all of our furniture orders are currently handled from our facilities in Hayward and Tracy, California and Baltimore, Maryland. Any significant interruption in the operation of any of these facilities may delay shipment of merchandise to our stores and customers, damage our reputation or otherwise have a material adverse effect on our financial condition and results of operations. Moreover, a failure to successfully coordinate the operations of these facilities also could have a material adverse effect on our financial condition and results of operations.  Separately, significant disruptions to the operations of the third party vendor who handles, among other things, the distribution and fulfillment functions for our direct-to-customer business on an outsourced basis could be expected to have similar negative consequences.

Labor activities could cause labor relations difficulties for us.

As of October 30, 2004, we had approximately 3,400 full and part time employees, and we believe our relations with our employees are generally good.  While approximately 48 of our employees at our Baltimore, Maryland distribution facility voted in September 2003 to unionize, we currently do not have a contract with a union. We cannot predict the effect of any future organizational activities on our business and operations, although our distribution facilities to date have not experienced any material work stoppages.  However, if we were to negotiate a contract with a union, or if we were to become subject to work stoppages, we could experience disruption in our operations and increases in our labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

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

Our revolving credit facility contains a subjective borrowing provision, which is a typical requirement in commercial credit agreements such as ours.  This clause allows our lenders to forego additional advances should they determine there has been a material adverse change in our operations, business, properties, assets, liabilities, condition or prospects or a condition or event that is reasonably likely to result in a material adverse change in our financial position or prospects reasonably likely to result in a material adverse effect on our business, condition (financial or otherwise), operations, performance or properties taken as a whole.  However, our lenders have not notified us of any indication that a material adverse effect exists at October 30, 2004 or that a material adverse change has occurred.  We believe that no material adverse change has occurred and we believe that we will continue to borrow on the line of credit to fund our operations over the term of the revolving credit facility.  We do not anticipate any changes in our business practices that would result in any determination that there has been a material adverse effect in our operations, business, properties, assets, liabilities, condition or prospects.  However, we cannot be certain that our lenders will not make such a determination in the future.

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

Our business requires substantial liquidity in order to finance inventory purchases, the employment of sales personnel for the peak holiday period, advertising for the holiday buying season and other similar advance expenses.  We currently have in place a revolving credit facility that provides for an overall commitment of $100.0 million, which may be increased to $150.0 million under certain circumstances. Over the past several years, we have entered into modifications, amendments and restatements of this revolving credit facility, primarily to address changes in the requirements applicable to us under the revolving credit facility documents, and, most recently, to increase the stated amount of commitment under the facility.

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

During the third quarter of fiscal 2004, we purchased approximately 60% of our merchandise directly from vendors located abroad and we do not expect that such purchases will decline as a percentage of total merchandise purchases for the balance of fiscal 2004. As an importer, our future success will depend in large measure upon our ability to maintain our existing foreign supplier relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them. Additionally, many of our imported products are subject to existing duties, tariffs and quotas that may limit the quantity of some types of goods, which we may import into the United States. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the United States, changes in import duties, tariffs and quotas, loss of “most favored nation” trading status by the United States in relation to a particular foreign country, work stoppages including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, freight cost increases, economic uncertainties, including inflation, foreign government regulations, and political unrest and trade restrictions, including the United States retaliating against protectionist foreign trade practices. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political, financial or other instabilities that are particular to their home countries, including without limitation local acts of terrorism or economic, environmental or health and welfare-related crises, which may in turn result in limitations or temporary or permanent halts to their operations, restrictions on the transfer of goods or funds and/or other trade disruptions.  If any of these or other factors were to render the conduct of business in particular countries undesirable or impractical, our financial condition and results of operations could be materially adversely affected.

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

For the third quarter of fiscal 2004, revenue through our direct-to-customer channel grew by 78% as compared to the same period in the prior fiscal year. Increased activity in our direct-to-customer business could result in material changes in our operating costs, including increased merchandise inventory costs and costs for paper and postage associated with the distribution and shipping of catalogs and products. Although we intend to attempt to mitigate the impact of these increases by improving sales revenue and efficiencies, we cannot assure you that we will succeed in mitigating expenses with increased efficiency or that cost increases associated with our direct-to-customer business will not have an adverse effect on the profitability of our business. Additionally, while we outsource to a third party the fulfillment of our direct-to-customer division, including customer service and non-furniture distribution, the third party may not have the capacity to accommodate our growth. This lack of capacity may result in delayed customer orders and deficiencies in customer service, both of which may adversely affect our reputation, cause us to lose sales revenue and limit or counter recent growth in our direct-to-customer business.

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

Recent regulatory changes may cause us to incur increased costs.

Recent changes in the laws, regulations and rules affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, will increase our expenses as we evaluate the implications of these new requirements and devote resources to respond to them. In particular, we expect to incur additional expenses as we implement Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued in connection with it, which require management to report on, and our independent  registered public accounting firm to attest to, our internal control over financial reporting.  Compliance with these new requirements could also result in continued diversion of management’s time and attention, which could prove to be disruptive to normal business operations.  Further, the impact of these laws, regulations and rules and activities in response to them could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, which could harm our business.

We are currently conducting evaluations required to ensure compliance with the management certification and attestation requirements under Section 404 of the Sarbanes-Oxley Act of 2002.  As this is an evolving process, we have no precedent available by which to measure compliance adequacy. Consequently, we cannot be certain as to the timing of completion of our evaluation, testing, remediation (if and where necessary) and related actions or the impact of any of them on our operations. While we currently anticipate that we will timely complete all such actions, we are not certain of the consequences of a failure, although possible consequences include sanction or investigation by regulatory authorities, such as the Securities and Exchange Commission or The Nasdaq National Market, and an inability to timely file our next annual report on Form 10-K.

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

We cannot predict the effect, if any, that future sales of shares of our common stock or the availability for future sale of shares of our common stock or securities convertible into or exercisable for our common stock will have on the market price of our common stock prevailing from time to time. For example, in connection with our March 2001 preferred stock financing, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register approximately 6.4 million shares of our common stock issued, or to be issued, upon the conversion of our Series A preferred stock to some of our stockholders. The registration statement was declared effective by the Securities and Exchange Commission on October 31, 2002 and may remain effective under certain circumstances until as long as March 2009.  Sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement or under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options, or the conversion of our preferred stock, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our common stock and could materially impair our future ability to raise capital through an offering of equity securities.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include without limitation statements relating to our future plans, statements relating to anticipated future costs and expenses, in particular in connection with Section 404 under the Sarbanes-Oxley Act of 2002, statements relating to anticipated future revenue growth, statements relating to future availability under our revolving credit facility, statements relating to our working capital and capital expenditure needs, and other statements containing words such as “believe,” “anticipate,” “expect,” “may,” “intend,” and words of similar import or statements of our management’s opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, changes in economic or business conditions in general, changes in product supply, fluctuations in comparable store sales, limitations resulting from restrictive covenants in our revolving credit facility, failure of our management to anticipate changes in consumer trends, loss of key vendors, changes in the competitive environment in which we operate, changes in our management information needs, changes in management, failure to raise additional funds when required, changes in customer needs and expectations and governmental actions and consequences stemming from the continued wars in Iraq and Afghanistan or from terrorist activities in or related to the United States, and other factors described above in the section “Factors That May Affect Our Future Operating Results.” We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this quarterly report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, for the year ended January 31, 2004, have not changed materially during the nine months ended October 30, 2004.

Item 4. Controls and Procedures.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 30, 2004. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of October 30, 2004 were effective in timely alerting them to material information required to be included in this report.  There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings against us. We are, however, involved from time to time in legal proceedings, including litigation arising in the ordinary course of our business.  At the present time, we believe no legal proceedings will have a material adverse effect on our business, financial condition or results of operations. However, we cannot assure you that the results of any proceeding will be in our favor.  Moreover, due to the uncertainties inherent in any legal proceeding, we cannot accurately predict the ultimate outcome of any proceeding and may incur substantial costs to defend the proceeding, irrespective of the merits.  An unfavorable outcome of any legal proceeding could have an adverse impact on our business, financial condition, and results of operations.

Item 6. Exhibits.

See attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Restoration Hardware, Inc.

Date: December 1, 2004

	By:	/s/ Gary G. Friedman
Gary G. Friedman
President and Chief Executive Officer

	By:	/s/ Patricia A. McKay
Patricia A. McKay
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Murray Jukes
Murray Jukes
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DOCUMENT DESCRIPTIONS

3.1

Second Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to exhibit number 3.1 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on October 24, 2001).

3.2

Certificate of Designation of Series A and Series B Preferred Stock (incorporated by reference to exhibit number 4.6 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001).

3.3

Amended and Restated Bylaws, as amended to date (incorporated by reference to exhibit number 3.2 of Form 10-Q for the quarterly period ended October 31, 1998 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 15, 1998).

10.1	Employment Agreement, effective as of May 24, 2004, by and between Restoration Hardware, Inc. and Stephen Gordon.
10.2

Employment Offer Letter dated August 13, 2004, from Restoration Hardware, Inc. to John W. Tate (incorporated by reference to exhibit number 99.2 of Form 8-K, filed by Restoration Hardware, Inc. with the Securities Exchange Commission on August 19, 2004).

10.3

Letter Agreement, dated as of August 17, 2004, by and among Restoration Hardware, Inc. and the investors named therein (incorporated by reference to exhibit number 10.5 of Form 10-Q for the quarterly period ended July 31, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on August 30, 2004).

10.4	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and John W. Tate, dated August 24, 2004.
10.5	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and John W. Tate, dated August 24, 2004.
10.6

Form of Notice of Grant of Stock Option and Stock Option Agreement for the Discretionary Option Grant Program under the Restoration Hardware, Inc. 1998 Stock Incentive Plan as Amended and Restated October 9, 2002 (incorporated by reference to exhibit number 10.1 of Form 8-K filed by Restoration Hardware, Inc. with the Securities Exchange Commission on November 9, 2004).

10.7

Form of Notice of Grant of Stock Option, Stock Option Agreement and Early Exercise Stock Purchase Agreement for the Automatic Option Grant Program under the Restoration Hardware, Inc. 1998 Stock Incentive Plan as Amended and Restated October 9, 2002 (incorporated by reference to exhibit number 10.2 of Form 8-K filed by Restoration Hardware, Inc. with the Securities Exchange Commission on November 9, 2004).

10.8

Form of Notice of Grant of Stock Option and Stock Option Agreement for the Director Fee Option Grant Program under the Restoration Hardware, Inc. 1998 Stock Incentive Plan as Amended and Restated October 9, 2002 (incorporated by reference to exhibit number 10.3 of Form 8-K filed by Restoration Hardware, Inc. with the Securities Exchange Commission on November 9, 2004).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.