Form 10-K
period 2005-01-29
RESTORATION HARDWARE INC
filed 2005-04-14
CIK 863821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)

☒                              Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended JANUARY 29, 2005

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

COMMON STOCK, $0.0001 PAR VALUE

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☒  Yes    ☐  No

The aggregate market value of common stock, par value $0.0001 per share, held by non-affiliates of the registrant based on the closing price for the common stock on The Nasdaq National Market on the last business day of the registrant’s most recently completed fiscal second quarter (July 31, 2004), was approximately $216 million. For purposes of this calculation, the registrant has assumed that only shares beneficially held by executive officers and directors of the registrant are deemed shares held by affiliates of the registrant. This assumption of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

33,103,829 shares of the registrant’s common stock were outstanding on April 1, 2005.

This annual report on Form 10-K contains forward-looking statements that are based on the beliefs of, and estimates made by and information currently available to, our management. The words “believe,” “anticipate,” “expect,” “may,” “intend,” “plan” and similar expressions identify forward-looking statements. These statements are subject to risks and uncertainties. Actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in “Factors That May Affect Our Future Operating Results” and elsewhere in this annual report on Form 10-K. We assume no obligation to update this information.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement for its 2005 annual meeting of stockholders are incorporated by reference into Item 5 of Part II and Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

PART I

ITEM 1.     BUSINESS

Our Company, Restoration Hardware, Inc., together with our subsidiaries, is a specialty retailer of hardware, bathware, furniture, lighting, textiles, accessories and related merchandise that reflects our classic and authentic American point of view. We commenced business in 1979 as a purveyor of fittings and fixtures for older homes. Since then, we have evolved into a unique home furnishings retailer offering consumers an array of distinctive and high quality merchandise. Our merchandise strategy and our stores’ architectural style create a unique and attractive selling environment designed to appeal to an affluent, well educated 35 to 60 year old customer. Our plan is to fill the void in the marketplace above the current home lifestyle retailers, and below the interior design trade.

We were incorporated in California in June 1987 and were reincorporated in Delaware in 1998. We operated 102 stores and one outlet store in 30 states, the District of Columbia and in Canada at January 29, 2005. We operate on a 52 - 53 week fiscal year ending on the Saturday closest to January 31. The fiscal years ended January 29, 2005 (“fiscal 2004”), January 31, 2004 (“fiscal 2003”), and February 1, 2003 (“fiscal 2002”) consisted of 52 weeks.

In addition to our retail stores, we operate a direct-to-customer (“direct”) sales channel, which includes both catalog and Internet, and a wholly-owned furniture manufacturer. For additional information on our business segments, see Note 13 to our consolidated financial statements in Part II, Item 8 of this annual report on Form 10-K.

We are a multi-channel business and our catalog distribution drives sales across our retail, catalog and Internet businesses. We use our catalog as our primary marketing vehicle, marketing to new customers and return customers, both in and outside the retail trade area. We believe our catalog is a key resource to further market our brand to all our current and new customers.

We launched a new merchandising strategy in April 2002, which included new merchandise offerings, adjustments of overall product mix, and the remodeling of our stores in order to best present the new merchandise. In addition, to drive sales in our direct channels we expanded our product assortment of catalog and Internet only items. In 2003, we built on the prior year’s successful launch by refining and expanding our core merchandise offerings, which include premium textiles, bath fixtures and hardware, lighting, and furniture and in 2004, we re-merchandised our furniture assortment and revamped our accessories offering. We also redesigned our catalog in 2004 to improve the presentation of our core businesses and more clearly communicate the quality positioning of our offerings. Our customers have responded positively to the new merchandise introductions presented in all channels. We intend to further build on our core merchandise offerings in 2005. This shift will require some additional fixturing in our retail stores to accomplish the presentation of the expanded assortment. Our catalog and Internet presentations will also reflect this expanded assortment.

In fiscal 2004, we opened one traditional retail store, remodeled another and opened our first outlet store. The outlet store strategy enables us to more effectively liquidate overstocked, discontinued, damaged merchandise and over time, we believe will eliminate the need for the less productive warehouse sales events that we have historically held.

During fiscal 2004, we continued other programs initiated in prior years to improve the operating results of the Company, which included the improvement of selling margins through sourcing changes, in particular, the expansion of our international sourcing. We also effected significant changes in management in fiscal 2004 particularly in the area of operations, including the hiring of a new Chief Operating Officer and the hiring into the new role of Senior Vice President of Supply Chain. We believe these initiatives and added operational leadership will provide a strong foundation for margin expansion, operational efficiencies and cost reductions as well as provide a springboard for future growth.

We make available free of charge through our website at www.restorationhardware.com under “Company Information,” our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and amendments to these and other reports filed or furnished by us pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we file such materials with the Securities and Exchange Commission.

RETAIL STORES

Merchandising Mix

We offer a broad but carefully edited selection of merchandise that provides a consistent point of view throughout our stores. Our collection of merchandise, not traditionally found in a single store environment, includes hardware, bathware, furniture, lighting, textiles and related merchandise. Our merchandise mix also includes proprietary products selected from non-traditional distribution channels that appear unique to our customers.

The percentage of total revenue contributed by major merchandising categories was as follows:

	2004	2003	2002
Home furnishings	55%	52%	51%
Hardware and accessories	45%	48%	49%

The home furnishings category includes furniture, lighting and textiles. The hardware and accessories category includes bath and other functional and decorative hardware; vases, frames and other accessories; seasonal merchandise such as holiday and garden; and gift items.

Product Selection, Purchasing and Sourcing

We make merchandise purchases from over 500 vendors and source some of our furniture through our wholly-owned subsidiary, The Michaels Furniture Company, Inc. Only one vendor, (at 7%) accounted for more than 5% of aggregate merchandise purchases in fiscal 2004. Our vendors include major domestic manufacturers, specialty niche manufacturers and importers. We maintain agents in China, England, France, Japan, India, Portugal and Eastern Europe, and our merchandising team travels to Asia and Europe in search of new products. Approximately 60% of our purchases are sourced from vendors located abroad. By sourcing a large proportion of products offshore, we seek to achieve increased buying effectiveness and ensure exclusivity for a portion of our product line. In many instances, we also work closely with our vendors to develop products that are unique to us.

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

In fiscal 2004, we distributed approximately 15% more catalogs than in fiscal 2003. We mail catalogs to persons with demographic profiles similar to those of our retail customers and who also possess previous mail order purchase histories. In fiscal 2004, approximately 63% of catalogs were circulated to past customers, and the remaining catalogs were mailed to prospects. These prospects were obtained primarily from customer lists of other high-end mail order companies sharing similar customer demographics. We outsource to a third party the fulfillment aspects of the direct-to-customer business, including customer service and non-furniture distribution.

THE MICHAELS FURNITURE COMPANY, INC.

Purchased by Restoration Hardware in 1998, The Michaels Furniture Company, Inc. (“Michaels”) offers a line of high quality furniture for the home and office. Specific product lines include bedroom, living room, dining room, home office and occasional items. Intercompany sales to Restoration Hardware represented virtually all of Michaels’ total sales during fiscal 2004, and this is expected to continue. Michaels is located in Sacramento, California.

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

TRADEMARKS

We have registered our trademark “Restoration Hardware” in the United States, Mexico and Canada. Trademarks are generally valid as long as they are in use and their registrations typically can be renewed indefinitely so long as the marks are in use. Our trademark is of material importance to us.

EMPLOYEES

At January 29, 2005, we had approximately 1,500 full-time employees and 1,900 part-time employees. We consider our employee relations to be good.

FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

We may not be able to successfully anticipate changes in consumer trends and our failure to do so may lead to loss of sales revenue and the closing of underperforming stores.

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

During fiscal year 2004, we closed two underperforming stores and could close additional stores in the future.

A material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise trends and consumer demands could cause us to close additional underperforming stores. While we believe that we benefit in the long run financially by closing underperforming stores and reducing nonproductive costs, the closure of such stores would subject us to additional increased short-term costs including, but not limited to, employee severance costs, charges in connection with the impairment of assets and costs associated with the disposition of outstanding lease obligations.

Our success is highly dependent on improvements to our planning and supply chain processes.

An important part of our efforts to achieve efficiencies, cost reductions and sales growth is the identification and implementation of improvements to our planning, logistical and distribution infrastructure and our supply chain, including merchandise ordering, transportation and receipt processing. An inability to improve our planning and supply chain processes or to take full advantage of supply chain opportunities could result in loss of potential sales revenue, increased cost and have a material adverse effect on our operating results.

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

Our quarterly results have fluctuated in the past and may fluctuate significantly in the future, depending upon a variety of factors, including, among other things, the mix of products sold, the timing and level of markdowns, promotional events, store openings, closings, seasonality, remodelings or relocations, shifts in the timing of holidays, timing of catalog releases or sales, competitive factors and general economic conditions. Accordingly, our profits or losses may fluctuate. Moreover, in response to competitive pressures, we may take certain pricing or marketing actions that could have a material adverse effect on our business, financial condition and results of operations. Therefore, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and cannot be relied upon as indicators of future performance. If our operating results in any future period fall below the expectations of securities analysts or investors, or if our operating results do not meet the guidance that we issue from time to time, the market price of our shares of common stock would likely decline.

Fluctuations in comparable store sales may cause our revenue and operating results from period-to-period to vary.

A variety of factors affect our comparable store sales including, among other things, the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise mix, promotional events, the impact of competition and our ability to execute our business strategy efficiently. Our comparable store sales increased 7.8 % in fiscal 2004 compared to 5.2% for fiscal 2003. Past comparable store sales results may not be indicative of future results. As a result, the unpredictability of our comparable store sales may cause our revenue and operating results to vary from quarter to quarter, and an unanticipated decline in comparable store sales may cause our stock price to fluctuate.

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

In addition, a single vendor supports our point-of-sale, merchandise management and warehouse management systems. We also rely on the same vendor for software support. A failure by this vendor to support our management information systems adequately in the future could have a material adverse effect on our business, results of operations and financial condition.

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

The distribution functions for our stores as well as all of our furniture orders are currently handled from our facilities in Hayward and Tracy, California and Baltimore, Maryland. Any significant interruption in the operation of any of these facilities may delay shipment of merchandise to our stores and our customers, damage our reputation or otherwise have a material adverse effect on our financial condition and results of operations. Moreover, a failure to successfully coordinate the operations of these facilities also could have a material adverse effect on our financial condition and results of operations. For example, increases in operating income for fiscal 2004 due to higher revenue and improved product margins were offset by increases in costs of distribution. Separately, significant disruptions to the operations of the third party vendor who handles, among other things, the distribution and fulfillment functions for our direct-to-customer business on an outsourced basis could be expected to have similar negative consequences.

Labor activities could cause labor relations difficulties for us.

As of January 29, 2005, we had approximately 3,400 full and part time employees, and while we believe our relations with our employees are generally good, we cannot predict the effect that any future organizational activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations and increases in our labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

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

Our revolving credit facility contains a subjective borrowing provision, which is a typical requirement in commercial credit agreements such as ours. This clause allows our lenders to forego additional advances should they determine there has been a material adverse change in our operations, business, properties, assets, liabilities, condition or prospects or a condition or event that is reasonably likely to result in a material adverse change in our financial position or prospects reasonably likely to result in a material adverse effect on our business, condition (financial or otherwise), operations, performance or properties taken as a whole. However, our lenders have not notified us of any indication that a material adverse effect exists at January 29, 2005 or that a material adverse change has occurred. We believe that no material adverse change has occurred and we believe that we will continue to borrow on the line of credit to fund our operations over the term of the revolving credit facility. We do not anticipate any changes in our business practices that would result in any determination that there has been a material adverse effect in our operations, business, properties, assets, liabilities, condition or prospects. However, we cannot be certain that our lenders will not make such a determination in the future.

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

Because our business requires a substantial level of liquidity, we are dependent upon a revolving credit facility with certain restrictive covenants that limit our flexibility.

Our business requires substantial liquidity in order to finance inventory purchases, the employment of sales personnel for the peak holiday period, advertising for the holiday buying season and other similar advance expenses. As described above, we currently have in place a revolving credit facility that provides for an overall commitment of $100.0 million, which may be increased to $150.0 million under certain circumstances. Over the past several years, we have entered into modifications, amendments and restatements of this revolving credit facility, primarily to address changes in the requirements applicable to us under the revolving credit facility documents, and, most recently, to increase the stated amount of commitment under the facility.

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

High levels of interest and other expense have had in the past and could have in the future negative effects on our operations. An increase in the variable interest rate under our revolving credit facility, coupled with an increase in our outstanding debt, could result in material amounts otherwise available for other business purposes being used to pay for interest expense.

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

During fiscal year 2004, we purchased approximately 60% of our merchandise directly from vendors located abroad. As an importer, our future success will depend in large measure upon our ability to maintain our existing foreign supplier relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them. Additionally, many of our imported products are subject to existing duties, tariffs and quotas that may limit the quantity of some types of goods, which we may import into the United States of America. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the United States of America, changes in import duties, tariffs and quotas, loss of “most favored nation” trading status by the United States of America in relation to a particular foreign country, work stoppages including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States of America, freight cost increases, economic uncertainties, including inflation, foreign government regulations, and political unrest and trade restrictions, including the United States of America retaliating against protectionist foreign trade practices. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political, financial or other instabilities that are particular to their home countries, including without limitation local acts of terrorism or economic, environmental or health and welfare-related crises, which may in turn result in limitations or temporary or permanent halts to their operations, restrictions on the transfer of goods or funds and/or other trade disruptions. If any of these or other factors were to render the conduct of business in particular countries undesirable or impractical, our financial condition and results of operations could be materially adversely affected.

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

For fiscal year 2004, revenue through our direct-to-customer channel grew by 75% as compared to the prior fiscal year. Increased activity in our direct-to-customer business could result in material changes in our operating costs, including increased merchandise inventory costs and costs for paper and postage associated with the distribution and shipping of catalogs and products. Although we intend to attempt to mitigate the impact of these increases by improving sales revenue and efficiencies, we cannot assure you that we will succeed in mitigating expenses with increased efficiency or that cost increases associated with our direct-to-customer business will not have an adverse effect on the profitability of our business. Additionally, while we outsource to a third party the fulfillment of our direct-to-customer division, including customer service and non-furniture distribution, the third party may not have the capacity to accommodate our growth. This lack of capacity may result in delayed customer orders and deficiencies in customer service, both of which may adversely affect our reputation, cause us to lose sales revenue and limit or counter recent growth in our direct-to-customer business.

We depend on key personnel and could be affected by the loss of their services because of the limited number of qualified people in our industry.

The success of our business will continue to depend upon our key personnel, including our President, Chief Executive Officer, and Chairman of the Board, Gary Friedman. Competition for qualified employees and personnel in the retail industry is intense. The process of locating personnel with the combination of skills and attributes required to carry out our goals is often lengthy. Our success depends to a significant degree upon our ability to attract, retain and motivate qualified management, marketing and sales personnel, in particular store managers, and upon the continued contributions of these people. We cannot assure you that we will be successful in attracting and retaining qualified executives and personnel. In addition, our employees may voluntarily terminate their employment with us at any time. We also do not maintain any key man life insurance. The loss of the services of key personnel or our failure to attract additional qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

Recent regulatory changes may continue to increase our costs.

Recent changes in the laws, regulations and rules affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, have increased and may continue to increase our expenses in connection with our compliance with these new requirements. In particular, we have incurred increased expenses to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued in connection with it, which require management to report on, and our registered independent public accountants to attest to, our internal control over financial reporting. Compliance with these new requirements could also result in continued diversion of management’s time and attention, which could prove to be disruptive to normal business operations. Further, the impact of these laws, regulations and rules and activities in response to them could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, which could harm our business.

Changes in general economic conditions affect consumer spending and may significantly harm our revenue and results of operations.

The success of our business depends to a significant extent upon the level of consumer spending. A number of economic conditions affect the level of consumer spending on merchandise that we offer, including, among other things, the general state of the economy, general business conditions, the level of consumer debt, interest rates, taxation and consumer confidence in future economic conditions. More generally, reduced consumer confidence and spending may result in reduced demand for discretionary items and luxury retail products, such as our products. Reduced consumer confidence and spending also may result in limitations on our ability to increase prices and may require increased levels of selling and promotional expenses. Adverse economic conditions and any related decrease in consumer demand for discretionary items such as those offered by us could have a material adverse effect on our business, results of operations and financial condition.

We face an extremely competitive specialty retail business market.

The retail market is highly competitive. We compete against a diverse group of retailers ranging from specialty stores to traditional furniture stores and department stores. Our product offerings also compete with a variety of national, regional and local retailers. We also compete with these and other retailers for customers, suitable retail locations, suppliers, qualified employees and management personnel. Many of our competitors have significantly greater financial, marketing and other resources. Moreover, increased competition may result, and has resulted in the past, in potential or actual litigation between us and our competitors relating to such activities as competitive sales and hiring practices, exclusive relationships with key suppliers and manufacturers and other matters. As a result, increased competition may adversely affect our future financial performance, and we cannot assure you that we will be able to compete successfully in the future.

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

Threats of terrorist attacks in the United States of America, as well as future events occurring in response to or in connection with them, including, without limitation, future terrorist attacks or threats against United States of America targets, rumors or threats of war, actual conflicts involving the United States of America or its allies, including the on-going U.S. conflicts in Iraq and Afghanistan, further conflicts in the Middle East and in other developing countries, or military or trade disruptions affecting our domestic or foreign suppliers of merchandise, may impact our operations. The potential impact to our operations includes, among other things, delays or losses in the delivery of merchandise to us and decreased sales of the products we carry. Additionally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States of America and worldwide financial markets and economies. Also, any of these events could result in economic recession in the United States of America or abroad. Any of these occurrences could have a significant impact on our operating results, revenue and costs and may result in the volatility of the future market price of our common stock.

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

Newly adopted accounting regulations that require companies to expense stock options will result in a decrease in our earnings and our stock price may decline.

The Financial Accounting Standards Board recently adopted the previously proposed regulations that will eliminate the ability to account for share-based compensation transactions using the intrinsic method that we currently use and generally would require that such transactions be accounted for using a fair-value-based method and recognized as an expense in our consolidated statement of operations. We will be required to expense stock options effective in periods beginning after July 1, 2005. Currently, we generally only disclose such expenses on a pro forma basis in the Notes to our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America. The adoption of this new accounting regulation could have a significant impact on our results of operations and our stock price could decline accordingly.

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

Separately, the holders of our preferred stock presently have the right to designate two members of our board of directors, and they also have a number of voting rights pursuant to the terms of the Certificate of Designation, which could potentially delay, defer or prevent a change of control. In particular, the holders of our Series A preferred stock have the right to approve a number of actions by us, including mergers, consolidations, acquisitions and similar transactions in which the holders of Series A preferred stock and common stock do not receive at least three times the then existing conversion price per share of the Series A preferred stock. This right may create a potentially discouraging effect on, among other things, any third party’s interest in completing these types of transactions with us. Consequently, the terms and conditions under which we issued our preferred stock, coupled with the existence of other anti-takeover provisions, may collectively have a negative impact on the price of our common stock, may discourage third-party bidders from making a bid for our company or may reduce any premiums paid to our stockholders for their common stock.

In addition, our board of directors has the authority to fix the rights and preferences of, and to issue shares of, our preferred stock, which may have the effect of delaying or preventing a change in control of our company without action by holders of our common stock.

ITEM 2.     PROPERTIES

We currently lease approximately 80,000 square feet of space for use as our headquarters, including 29,000 square feet of warehouse space, located in Corte Madera, California. The leases for this space expire between April 2005 and April 2009.

As of January 29, 2005, we leased space in three separate distribution facilities and outsourced the distribution efforts for non-furniture in the direct to customer channel. We lease approximately 160,000 square feet of warehouse space in Hayward, California, which primarily supports our non-furniture distribution for the west coast of the United States. This lease expires in October 2006 with an option to extend for a twelve-month term. In June 2004, we relocated our Tracy, California furniture distribution center to a new facility. The lease for this facility provides for 195,000 square feet of warehouse space and for expansion up to 284,000 square feet and expires in September 2011, with options to renew for one additional five-year term. We also lease approximately 470,000 square feet of warehouse space in Baltimore, Maryland, for use as our east coast distribution center. The lease expires in September 2006, with options to extend for two additional three-year terms.

As of January 29, 2005, we leased approximately 1,178,000 gross square feet for our 102 retail stores and our one outlet store. The initial lease term of our retail stores generally range from 10 to 20 years. Certain leases contain renewal options for up to 15 years. Most leases for our retail stores provide for a minimum rent, typically including escalating rent increases, plus a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses.

In connection with our wholly owned furniture manufacturing subsidiary, The Michaels Furniture Company (“Michaels”), we lease two properties used for the manufacturing and storage of furniture, in Sacramento, California. We lease one of the properties from the previous owner and current president of Michaels. The main property consists of approximately 100,000 square feet of manufacturing space and 7,000 square feet of office space. The lease expires in February 2008, with options to extend the lease for two additional five-year terms. The second property consists of approximately 46,000 square feet of warehouse space, which is used to house finished goods. This lease expires in July 2006.

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

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is listed on The Nasdaq National Market (“NASDAQ”) under the symbol “RSTO.” The closing price of our common stock on Nasdaq was $5.42 on April 1, 2005.

STOCKHOLDERS

As of April 1, 2005 there were 493 stockholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

DIVIDEND POLICY

No dividends have been declared on our common stock since our 1998 initial public offering and it is not anticipated that we will pay any dividends in the foreseeable future on our common stock. In addition, restrictive covenants in our revolving credit facility limit our ability to pay dividends and protective provisions in our Certificate of Designation of Series A and Series B preferred stock require the approval of two-thirds of the then outstanding shares of our Series A preferred stock, voting together as a single class, for us to declare or pay any dividend on any shares of common stock. As part of our Letter Agreement, dated as of August 2, 2002, with certain holders of our Series A preferred stock, these Series A holders agreed to waive their right to certain dividends in the event we were to declare a dividend on our common stock. In the same agreement, we agreed that we will not declare any dividend payable to our common stockholders unless and until we first obtain the approval of the holders of at least seventy percent of the then outstanding shares of Series A preferred stock.

STOCK PRICE INFORMATION

Set forth below are the high and low closing sale prices for shares of our common stock for each quarter during the fiscal years ended January 29, 2005 and January 31, 2004 as reported by The Nasdaq National Market.

Quarter Ending	High	Low
May 3, 2003	4.17	2.02
August 2, 2003	6.41	3.86
November 1, 2003	8.26	5.47
January 31, 2004	8.28	3.70
May 1, 2004	7.25	3.57
July 31, 2004	8.00	4.99
October 30, 2004	6.68	4.82
January 29, 2005	6.37	4.87

Information relating to the securities authorized for issuance under equity compensation plans will be set forth in the section with the caption “Equity Compensation Plan Information” in our definitive proxy statement. This information is incorporated herein by reference.

ITEM 6.                SELECTED FINANCIAL DATA

The following table sets forth selected, consolidated financial information as of and for the years indicated. All prior year periods have been restated to reflect adjustments that are further discussed in Note 2 “Restatement of Consolidated Financial Statements” under Notes to the Consolidated Financial Statements included in Item 8, “Consolidated Financial Statements and Supplementary Data.” This information is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements, related notes thereto and other financial data included elsewhere in this annual report on Form 10-K. The following results may not be indicative of our future operating results.

	Fiscal Year
	2004	2003(3)	2002(3)	2001(3)	2000(1)(3)
	(Dollars in thousands, except per share data)
Results of Operations:
Net revenue	$525,823	$438,508	$400,337	$366,473	$366,236
Income (loss) before income taxes	1,604	(4,029)	(10,864)	(39,704)	(6,269)
Net income (loss)	1,704	(2,518)	(2,845)	(32,136)	(4,708)
Income (loss) attributable to common stockholders	1,704	(2,518)	(3,203)	(34,953)	(4,708)
Income (loss) per common share—basic	$0.05	$(0.08)	$(0.11)	$(1.49)	$(0.28)
Income (loss) per common share—diluted	$0.04	$(0.08)	$(0.11)	$(1.49)	$(0.28)
Financial Position:
Working capital	$51,791	$52,097	$49,398	$56,094	$7,077
Total assets	279,263	233,895	228,135	209,460	237,615
Line of credit & other current debt	33,819	10,286	13,909	—	38,858
Other long-term obligations	143	352	144	3,236	612
Redeemable convertible preferred stock	8,331	8,541	13,328	14,106	—
Stockholders’ equity	$99,286	$96,532	$90,142	$84,105	$73,105
Retail Stores:
Store count at year-end(4)	102	103	105	104	106
Comparable store sales growth(2)	7.8%	5.2%	6.2%	(4.6)%	(1.0)%
Store selling square feet at year-end	676,520	679,300	688,634	682,936	701,628

(1)   Fiscal 2000 was a 53-week fiscal year. For purposes of the calculation of comparable store growth, results were calculated to correspond with a 52-week fiscal year.

(2)   Comparable store sales are defined as sales from stores whose gross square footage did not change by more than 20% in the previous 12 months and which have been open at least 12 full months and excludes warehouse and outlet store sales.

(3)   The results for fiscal years 2000 through 2003 were restated due to the impact of the correction in accounting for leases (see Note 2 to the Consolidated Financial Statements). The results of fiscal year 2001 were restated to correct an error related to tax accounting.

(4)   Store count at year-end excludes the one outlet location opened in the fourth quarter of fiscal 2004.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our Company, Restoration Hardware, Inc. (Nasdaq: RSTO), together with our subsidiaries, is a specialty retailer of high quality bathware, hardware, lighting, furniture, textiles and accessories that reflects our classic and authentic American point of view. We commenced business in 1979 as a purveyor of fittings and fixtures for older homes. Since then, we have evolved into a unique home furnishings retailer offering consumers an array of distinctive and high quality merchandise. We market our merchandise through retail locations, mail order catalogs and on the Internet at www.restorationhardware.com.

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

We operate on a 52 – 53 week fiscal year ending on the Saturday closest to January 31. Our current fiscal year ended on January 29, 2005 (“fiscal 2004”), and the prior fiscal year ended on January 31, 2004 (“fiscal 2003”) and fiscal 2002 ended on February 1, 2003 (“fiscal 2002”). Fiscal 2004, 2003 and 2002 each consisted of 52 weeks.

As of January 29, 2005, we operated 102 stores and one outlet store in 30 states, the District of Columbia and Canada. In addition to our retail stores, we operate a direct-to-customer (“direct”) sales channel that includes both catalog and Internet, and a wholly-owned furniture manufacturer.

In fiscal 2001, we determined that we needed to implement a repositioning strategy to expand and clarify our core businesses, adjust down our proportion of lower margin furniture sales while increasing our higher margin textiles category, increase our direct imports, grow our direct-to-customer business and close underperforming stores. We launched a new merchandising strategy in April 2002, which included new merchandise offerings, adjustments of overall product mix, and the remodeling of our stores in order to best present the new merchandise. In addition, to drive sales in our direct channels, we expanded our product assortment of catalog and Internet only items. In 2003, we built on the prior year’s successful launch by refining and expanding our core merchandise offerings, which include premium textiles, bath fixtures and hardware, lighting, and furniture and in 2004, we re-merchandised our furniture assortment and revamped our accessories offering. We also redesigned our catalog in 2004 to improve the presentation of our core businesses and more clearly communicate the quality positioning of our offerings. Our customers have continued to respond positively to the new merchandise introductions in all channels. We intend to further build on our core merchandise offerings in 2005. This shift will require some additional fixturing in our retail stores to accomplish the presentation of the expanded assortment. Our catalog and Internet presentations will also reflect this expanded assortment.

In fiscal 2004, we opened one traditional retail store, remodeled another store and opened our first outlet store. The outlet store strategy enables us to more effectively liquidate overstocked, discontinued, damaged merchandise and over time, we believe will eliminate the need for the less productive warehouse sales events that we have historically held.

During fiscal 2004, we continued programs initiated in prior years to improve our operating results, which included increases in our selling margins through sourcing changes, in particular, the expansion of our international sourcing. We also effected significant changes in management in fiscal 2004, particularly in the area of operations including the hiring of a new Chief Operating Officer and the hiring into the new role of Senior Vice President of Supply Chain. We believe these initiatives and added operational leadership will provide a strong foundation for margin expansion, operational efficiencies and cost reductions as well as provide a springboard for future growth.

On an ongoing basis, we evaluate stores for closure based on underperformance. During fiscal 2004, we closed two underperforming stores, and cumulatively since fiscal 2001, we have closed 9 stores. A material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise trends and consumer demands may cause us to close additional underperforming stores. As of January 29, 2005, we anticipated opening one new store in fiscal 2005, and had no current plans to close any stores.

Restatement of Consolidated Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their treatment under generally accepted accounting principles in the United States of America (“GAAP”). In response to this letter, management reviewed its lease accounting and determined that the Company’s method of accounting for rent holidays was not in accordance with GAAP. As a result, we restated our Consolidated Financial Statements for fiscal years 2003 and prior.

Historically, and consistent with industry practice, we have recognized the straight line rent expense for leases generally beginning on the store opening date which had the effect of excluding the construction period of our stores (rent holiday) from the calculation of the period over which we expensed rent. We determined that the appropriate accounting treatment is to include the construction period in our calculation of straight line rent in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” We corrected our straight line rent accrual and deferred rent credits accordingly.

The cumulative effect of this restatement was an increase in accumulated deficit of $4.8 million as of February 2, 2002 and increases in pre-tax results of $0.7 million ($0.4 million, after tax) and $1.3 million ($0.8 million, after tax) for fiscal years ended January 31, 2004 and February 1, 2003, respectively. Additionally, we corrected an error recorded in fiscal 2001 related to tax accounting; the correction had the effect of increasing accumulated deficit and decreasing prepaid tax assets by $0.6 million as of February 2, 2002.

The corrections are summarized in Note 2 to the Consolidated Financial Statements of this report. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to these corrections.

Summary Consolidated Statements of Operations

The following table sets forth for the periods indicated the amount and percentage of net revenue represented by certain line items in our Consolidated Statements of Operations:

	Fiscal	% of Net	Fiscal	% of Net	Fiscal	% of Net
	2004	Revenue	2003	Revenue	2002	Revenue
	(Dollars in thousands, except per share data)
Retail net revenue	$406,833	77.4%	$370,609	84.5%	$355,632	88.8%
Direct-to-customer net revenue	118,990	22.6	67,899	15.5	44,705	11.2
Net revenue	525,823	100.0	438,508	100.0	400,337	100.0
Cost of revenue and occupancy	359,808	68.4	305,265	69.6	281,815	70.4
Gross profit	166,015	31.6	133,243	30.4	118,522	29.6
Selling, general and administrative expense	161,939	30.8	135,118	30.8	126,290	31.5
Income (loss) from operations	4,076	0.8	(1,875)	(0.4)	(7,768)	(1.9)
Interest expense, net and other	(2,472)	(0.5)	(2,154)	(0.5)	(3,096)	(0.8)
Income (loss) before income taxes	1,604	0.3	(4,029)	(0.9)	(10,864)	(2.7)
Income tax benefit	100	—	1,511	0.3	8,019	2.0
Net income (loss)	$1,704	0.3	$(2,518)	(0.6)	$(2,845)	(0.7)
Preferred stockholder return:
Dividends	—		—		(358)	(0.1)
Income (loss) attributable to common stockholders	$1,704	0.3	$(2,518)	(0.6)	$(3,203)	(0.8)
Income (loss) per share of common stock—basic	$0.05		$(0.08)		$(0.11)
Income (loss) per share of common stock—diluted	$0.04		$(0.08)		$(0.11)

Income from operations improved to $4.1 million in fiscal 2004 as compared to a loss from operations of $1.9 million in fiscal 2003. We recorded a net benefit for income taxes for the year of $100 thousand. This reflects the reduction of the income tax provision of $3.0 million from the reversal of the valuation allowance established in prior years, offset by $2.1 million of tax contingency and other adjustments. Net income was $0.04 per share, or $1.7 million for fiscal 2004, compared to a net loss of $0.08 per share, or $2.5 million, for fiscal 2003.

The improvement in operating results of $6.0 million, to $4.1 million of income from operations in fiscal 2004 from a loss from operations of $1.9 million in fiscal 2003, is the result of cost leverage achieved on higher revenue from all channels and the expansion of product margins, which were somewhat offset by higher costs of distribution. Net revenue increased $87.3 million in fiscal 2004 as compared to fiscal 2003, or 20%, which largely resulted from a $51.1 million, or 75%, increase in our direct-to-customer sales, and a $27.7 million, or 7.8%, increase in comparable store sales, over fiscal 2003. The increase in comparable store sales over fiscal 2003 was driven by our ongoing focus on building “brand authority” in our core merchandise offerings and through annual, product-focused sales events such as our Famous Fall Lighting Sale and our Annual Bath Event. The increase in net revenue in both our retail and direct channels can also be attributed to our focus on growing our catalog circulation, as the catalog is our primary advertising vehicle. Additionally, revenue from an outlet store and warehouse sales events totaled $5.7 million for fiscal 2004, compared to $2.7 million of revenue from a warehouse sales event in fiscal 2003.

The cost of revenue and occupancy increased by $54.5 million in fiscal 2004 as compared to fiscal 2003, or 18%, primarily in support of our revenue growth. These costs rose at a lower rate than revenue as the expansion of product margins and the leverage of our store occupancy costs more than offset the higher costs that we continued to experience throughout most of fiscal 2004 in our distribution and supply chain activities. This includes increases in freight costs as well as costs associated with investment in process improvement efforts including related labor costs and consultants that had been retained to temporarily manage those operations. We have eliminated the need for temporary labor and consultants in our distribution centers as of the end of fiscal 2004. Those costs are reflected in cost of revenue and occupancy on our Consolidated Statements of Operations and are reflected in unallocated costs in Note 13 to the Consolidated Financial Statements, Segment Reporting. The increase in selling, general and administrative expense of $26.8 million in fiscal 2004 over fiscal 2003, or 20%, was primarily driven by variable costs incurred in support of the revenue increase such as store payroll and advertising, and such expenses were also impacted by increases in professional fees and brand advertising. The increase in professional fees was primarily related to the implementation of the requirements of the Sarbanes-Oxley Act of 2002, in particular, with respect to Section 404 requiring management to report on, and our registered independent public accountants to attest to, the effectiveness of our internal control over financial reporting. As a percent of revenue, selling, general and administrative expense remained at 30.8% of net revenue in fiscal 2004 and cost of revenue and occupancy improved 120 basis points to 68.4% of net revenue in fiscal 2004.

Loss from operations improved to $1.9 million in fiscal 2003 as compared to a loss from operations of $7.8 million in fiscal 2002. Net loss was $0.08 per share, or $2.5 million for fiscal 2003, compared to a net loss of $0.11 per share, or $3.2 million in fiscal 2002. Fiscal year 2002 included a one-time tax benefit of $4.0 million, or $0.13 per share, related to the economic stimulus bill enacted on March 9, 2002.

The improvement in the loss from operations in fiscal 2003 of $5.9 million, to a loss of $1.9 million as compared to a loss from operations of $7.8 million in fiscal 2002, is the result of cost leverage achieved on higher sales, expansion of product margins and leverage of store occupancy which was somewhat offset by increased costs of distribution. The increase in net revenue of $38.2 million in fiscal 2003 as compared to fiscal 2002, or 10%, resulted from a 5.2% increase in comparable store sales, and growth of our direct-to-customer business, which increased $23.2 million, or 52%, over fiscal 2002. The increase in comparable store sales over fiscal 2002 was driven by our brand-building initiatives for our core merchandise offerings and the growth of our catalog circulation, which is our primary advertising vehicle. Selling, general and administrative expenses increased by $8.8 million in fiscal 2003 as compared to fiscal 2002, and such increase was primarily attributable to higher payroll expenses and advertising costs which were incurred in support of our revenue growth. Selling, general and administrative expenses, expressed as a percentage of revenue, improved 70 basis points in fiscal 2003 to 30.8% of net revenue versus fiscal 2002 from leverage on higher sales, and the cost of revenue and occupancy improved 80 basis points to 69.6% of net revenue in fiscal 2003.

Our business is highly seasonal, which reflects a general pattern in the retail industry wherein the highest sales and earnings occur during the holiday season. Historically, a significant percentage of our sales have occurred in the fourth fiscal quarter. In our peak holiday selling season, we incur significant additional expenses in connection with, among other things, the hiring of additional seasonal employees in our retail stores and the production and mailing of a higher volume of our catalogs.

REVENUE AND SEGMENT RESULTS

Retail Net Revenue and Segment Results

	Fiscal Year
	2004	2003	2002
	(Dollars in thousands)
Retail net revenue	$406,833	$370,609	$355,632
Retail net revenue growth percentage	10%	4%	7%
Comparable store sales growth	7.8%	5.2%	6.2%
Income from operations	51,932	39,611	36,709
Income from operations—percent of net revenue	12.8%	10.7%	10.3%
Number of retail stores at beginning of year	103	105	104
Number of retail stores opened	1	2	1
Number of retail stores closed	2	4	—
Number of retail stores at year-end	102	103	105
Store selling square feet at year-end	676,520	679,300	688,634

Retail net revenue for fiscal 2004 increased by $36.2 million, or 10%, as compared to fiscal 2003, primarily due to a $27.7 million, or 7.8%, increase in comparable store sales. Additionally, several previously opened stores, although not open long enough to be included in the calculation of comparable store sales, contributed positively to fiscal 2004 results. Fiscal 2004 retail net revenue also reflects $5.7 million in revenue from outlet revenue and warehouse sales events, as compared to $2.7 million in fiscal 2003 for a warehouse sale event held in that year. We periodically hold warehouse sale events to liquidate our overstocked, discontinued and damaged inventory. In the fourth quarter of fiscal 2004, we opened our first outlet store, and over time we believe will eliminate the need for separate warehouse sales events as we open further outlet stores. Warehouse and outlet sales revenue is included in retail revenue, but is excluded from our comparable store sales.

For fiscal 2004, income from operations for the retail segment increased to $51.9 million from $39.6 million in fiscal 2003. As a percent of segment net revenue, income from operations for the retail segment grew 210 basis points, to 12.8% of retail net revenue, as compared to 10.7% for the prior fiscal year. This improvement resulted from occupancy cost leverage achieved on higher sales, expansion of product margins as well as improvements in payroll and other store expenses expressed as a percentage of net revenue, offset by higher costs of freight and distribution and the costs of brand advertising. Income from operations for the retail segment reflects the results associated with store operations less retail field management costs.

Retail net revenue for fiscal 2003 increased by $15.0 million or, 4%, from fiscal 2002 primarily due to an $18.0 million or 5.2% increase in comparable store sales. The 5.2% increase in comparable store sales in fiscal 2003 was driven primarily by strong performance in our core merchandise offerings. This increase was partially offset by decreased sales related to the closure of four underperforming stores during fiscal 2003 and the temporary closure of one store for expansion.

Income from operations for the retail segment for fiscal 2003 was $39.6 million, as compared to $36.7 million in fiscal 2002. Income from operations for the retail segment as a percent of segment revenue increased 40 basis points, to 10.7% of retail net revenue from 10.3% of retail net revenue for fiscal 2002, primarily due to occupancy cost leverage from increases in comparable stores sales assisted by improved margins offset by higher costs of distribution.

Comparable store sales are defined as sales from stores whose gross square footage did not change by more than 20% in the previous 12 months and which have been open at least 12 full months. We believe that comparable store sales are a more useful indicator of store performance than the change in total net revenue, since comparable store sales exclude the effects of changes in the number of stores open. Revenue from outlet stores and warehouse sales events are not included in comperable store sales.

Direct-to-Customer Net Revenue and Segment Results

	Fiscal Year
	2004	2003	2002
	(Dollars in thousands)
Catalog revenue	$65,458	$40,909	$29,461
Internet revenue	53,532	26,990	15,244
Total direct-to-customer net revenue	$118,990	$67,899	$44,705
Income from operations	$14,280	$8,538	$3,062
Income from operations—percent of net revenue	12.0%	12.6%	6.8%
Growth percentages:
Direct-to-customer net revenue	75%	52%	33%
Number of catalogs mailed	15%	9%	46%
Pages circulated	48%	40%	57%

Direct-to-customer net revenue consists of both catalog and Internet sales. Direct-to-customer net revenue for fiscal 2004 increased $51.1 million, or 75%, as compared to fiscal 2003. This increase was attributable to an expansion of the merchandise offerings in both the catalog and on the Internet, coupled with an increase in the catalogs mailed during fiscal 2004.

For fiscal 2004, income from operations for the direct-to-customer segment increased to $14.3 million, or 12.0% of segment net revenue, as compared to $8.5 million, or 12.6% of segment net revenue, for fiscal 2003. Segment results were favorably impacted by higher sales for the segment and product margin expansion, which was more than offset by higher distribution and advertising costs expressed as a percentage of revenue. Income from operations for the direct segment reflects the results associated with catalog and Internet sales, less direct management costs.

Direct-to-customer net revenue during fiscal 2003 increased $23.2 million, or 52%, from fiscal 2002. A portion of this increase was the result of a 9% increase in the number of catalogs mailed in fiscal 2003, as well as a change in our product mix in the catalog and an increase in catalog-only furniture offerings. Additionally, we believe our website marketing efforts coupled with growing consumer familiarity with the Internet and growth in high-speed Internet consumers also helped drive customers to our website.

Income from operations for fiscal 2003 increased to $8.5 million, or 12.6% of related segment net revenue, from $3.1 million, or 6.8%, of related segment net revenue for fiscal 2002, primarily due to the increase in our direct-to customer revenue and improvements in our product margins, slightly offset by increases in selling general and administrative expense primarily due to advertising costs related to catalog production and mailing costs.

EXPENSES

Cost of Revenue and Occupancy Expense

For fiscal 2004, cost of revenue and occupancy expense expressed as a percentage of net revenue improved approximately 120 basis points to 68.4%, from 69.6% in fiscal 2003. Significant improvements were achieved due to the leveraging of relatively fixed store occupancy costs and improved product margins, which improvements were significantly offset by increased costs related to customer shipping, distribution and supply chain operations.

In fiscal 2003, cost of revenue and occupancy expense expressed as a percentage of net revenue improved approximately 80 basis points to 69.6%, from 70.4% in fiscal 2002. The majority of the improvement was achieved due to the leveraging of relatively fixed store occupancy costs and was partially offset by increases in distribution costs.

Selling, General and Administrative Expense

Selling, general and administrative expense expressed in absolute dollars increased $26.8 million, to $161.9 million for fiscal 2004 from $135.1 million in fiscal 2003. The increase in absolute dollars is primarily related to an increase in advertising, including catalog production and mailing costs, and to a lesser degree, an increase in payroll expense and professional fees as well as other selling related expenses. Selling, general and administrative expense expressed as a percentage of net revenue was consistent at 30.8% for fiscal 2004 and fiscal 2003. We generated cost savings in retail payroll costs, which declined as a percentage of net revenue, reflecting continued management focus and the implementation of tools to manage retail payroll expense, as well as reductions in other store expenses. Higher levels of advertising costs and professional fees for fiscal 2004 largely offset these improvements. Advertising costs include expenses associated with catalog production and mailing as well as the costs of a brand advertising campaign. In general, we expect that as the direct-to-customer channel revenue grows at a faster rate than retail revenue, the growth in the cost of advertising (primarily catalog circulation costs) will lead to increases in overall selling, general and administrative expense as a percentage of net revenue, and this general dynamic inherent in our business model impacted our results for fiscal 2004. In contrast, the cost of retail occupancy has declined as a percentage of net revenue, the benefit of which is reflected in improved gross margins. Additionally, higher professional fees were incurred with the implementation of the requirements of the Sarbanes-Oxley Act of 2002, in particular, with respect to Section 404 requiring management to report on, and our registered independent public accountants to attest to, the effectiveness of our internal control over financial reporting.

Selling, general and administrative expense expressed as a percentage of net revenue improved approximately 70 basis points to 30.8% in fiscal 2003, from 31.5% in fiscal 2002. Selling, general and administrative expense expressed in absolute dollars increased $8.8 million, to $135.1 million in fiscal 2003 from $126.3 million in fiscal 2002. The increase in absolute dollars primarily related to an increase in payroll expense and to a lesser degree, an increase in catalog production costs and credit card fees. The improvement in selling, general and administrative expense as a percentage of net revenue was primarily due to the leveraging of store payroll costs, which declined as a percentage of net revenue; cost saving initiatives for supplies; partially offset by increases in advertising costs as well as increased credit card fees related to the conclusion in fiscal 2003 of our incentive program in connection with our private label credit card. Advertising expense for fiscal 2003 primarily represents costs associated with catalog production and mailing. The increases in selling, general and administrative expense in absolute dollars were incurred largely to support our increase in net revenue.

Interest Expense, Net and Other

Interest expense, net and other includes interest on borrowings under our revolving credit facility and amortization of debt issuance costs. For fiscal 2004, interest expense, net and other was $2.5 million compared to $2.2 million in fiscal 2003. The $0.3 million increase was due to higher average debt levels that were offset by lower average interest rates year over year and lower amortization of debt issuance costs.

In fiscal 2003, interest expense, net and other was $2.2 million, a decrease of $0.9 million as compared to $3.1 million in fiscal 2002. The decrease was due to lower average borrowing rates and lower average borrowings outstanding.

Income Tax Benefit

We recorded an income tax benefit for fiscal 2004 of $100 thousand on pre-tax income of $1.6 million. The fiscal 2004 income tax benefit reflects a benefit of $3.0 million from the reversal of the valuation allowance established in prior years, offset by $2.1 million of tax contingency and other adjustments. Excluding these items, our effective tax rate would have been 47% for fiscal 2004.

Our effective tax rate was 38% in fiscal 2003, compared to an effective tax rate of 74% in fiscal 2002. The fiscal 2002 rate reflects a $4.0 million benefit realized due to the economic stimulus bill enacted in that year, which resulted in a reduction of the valuation allowance recorded in fiscal 2001. This reduction in the valuation allowance had the effect of increasing our fiscal 2002 tax benefit rate by 37 percentage points.

As of January 29, 2005 and January 31, 2004, we recorded net deferred tax assets totaling $25.9 million and $23.4 million, respectively, which primarily represent the income tax benefit associated with losses reported in prior years and differences in fixed asset bases. These losses are subject to federal and state carry-forward provisions of up to 20 years. As of January 29, 2005 and January 31, 2004, we concluded that the net deferred tax asset balances of $25.9 million and $23.4 million, respectively, were more likely than not to be recovered. If we are not able to maintain positive operating results in the future, a valuation allowance may need to be recorded.

PREFERRED STOCKHOLDER DIVIDENDS

Dividend charges of $0.4 million were recognized during fiscal 2002 associated with our outstanding Series A preferred stock. Subsequently, pursuant to an August 2, 2002 Letter Agreement, holders of our Series A preferred stock agreed to waive their dividend participation right in the event we were to declare a dividend on our common stock. In the same agreement, we agreed that we would not declare any dividends payable to our common stock holders until we first obtain the approval of at least seventy percent of the then outstanding shares of Series A preferred stock. We have never declared or paid any dividends on our common stock and we have no obligation to do so. As a result of the Letter Agreement, beginning with the second quarter of fiscal 2002, we no longer record dividend charges related to our outstanding Series A preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

For fiscal 2004, net cash used by operating activities was $9.8 million compared to $11.4 million of net cash provided by operating activities for fiscal 2003. The change in net cash (used) provided by operating activities resulted primarily from higher inventory purchases in support of higher sales and the acceleration of inventory receipts at year-end (including $20 million of shipments in transit) due to outdoor furniture and other spring selling programs. We also experienced acceleration of the timing of payment for goods due to increases in the levels of foreign sourced merchandise that tend to have faster payment terms than domestic vendors. Additionally, net cash used by operating activities increased due to higher prepaid expenses associated with catalog costs. These increases in net cash used were partially offset by higher accounts payable and accrued expenses balances.

In fiscal 2003, net cash provided by operating activities was $11.4 million compared to $19.5 million of net cash used by operating activities in fiscal 2002. The change in net cash provided (used) by operating activities resulted primarily from significantly lower merchandise inventory purchases from that required in the initial year of re-merchandising efforts; our improved operating results; and an increase in our accounts payable and accrued expenses. The impact of these items was partially offset by a decrease in deferred lease incentives and other long-term obligations.

Investing Cash Flows

Net cash used by investing activities was $13.4 million for fiscal 2004, an increase of $4.2 million compared to $9.2 million for fiscal 2003. The cash used for investing activities for fiscal 2004 primarily related to the opening and remodeling of two retail stores, the opening of our first outlet store and capital associated with distribution facility improvements and relocations.

Net cash used by investing activities was $9.2 million in fiscal 2003, a decrease of $10.2 million compared to $19.4 million of cash used by investing activities in fiscal 2002. The $9.2 million of cash used for investing activities in fiscal 2003 primarily related to capital expenditures associated with the opening of two retail stores, as well as the remodeling of one store.

Financing Cash Flows

Net cash provided by financing activities was $23.5 million for fiscal 2004, compared to net cash used by financing activities of $2.6 million for fiscal 2003. Substantially all of the change in net cash provided (used) by financing activities resulted from an increase in net borrowings of $23.2 million for fiscal 2004, as compared to a repayment of borrowings of $3.9 million for fiscal 2003, under our revolving credit facility. Cash financing requirements were higher in fiscal 2004 as compared to the same period of fiscal 2003 primarily due to the effect of higher inventory levels overall, and higher inventory of predominately foreign sourced merchandise, which have resulted in an acceleration of the timing of payment for our goods.

Net cash used by financing activities was $2.6 million in fiscal 2003, and net cash provided by financing activities was $18.2 million in fiscal 2002. Substantially all of the change in net cash provided (used) by financing activities resulted from net repayments of $3.9 million in fiscal 2003, as compared to net borrowings of $15.2 million in fiscal 2002, under our revolving credit facility. We reduced the borrowings outstanding under our line of credit in fiscal 2003 due to expense leverage gained on increased sales. In addition, we received $1.1 million during fiscal 2003 in connection with the settlement of a claim, and $1.1 million from the exercise of stock options.

As of January 29, 2005, our revolving credit facility provided for an overall commitment of $100.0 million. The revolving credit facility was amended in June 2004 to provide for additional borrowing capacity, reduced borrowing rates and elimination of limitations on capital expenditures and store openings. In support of our expected continued growth, the amendment increased the initial available commitment to $100.0 million, and further allowed us to request and receive incremental increases beyond the initial available commitment of $100.0 million up to a maximum commitment of $150.0 million, provided no default or event of default exists and certain other conditions are met. The amendment also increased the amount available for letters of credit from $30.0 million to $50.0 million and modified certain other terms in the revolving credit facility, which had the effect of expanding the borrowing base.

As of January 29, 2005, $33.8 million was outstanding under the line of credit, net of unamortized debt issuance costs of $0.7 million, and there was $12.0 million in outstanding letters of credit. Borrowings made under the revolving credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin. As of January 29, 2005, the bank’s reference rate was 5.75 % and the LIBOR plus margin rate was 4.59%. The availability of credit at any given time under the revolving credit facility is limited by reference to a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and reserves established by the agent of the revolving credit facility. The revolving credit facility is structured to increase availability to meet seasonal needs. As a result of the borrowing base formula, the actual borrowing availability under the revolving credit facility could be less than the stated amount of the revolving credit facility reduced by the actual borrowings and outstanding letters of credit. The Company had actual remaining availability under the revolving credit facility of $28.2 million as of January 29, 2005.

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

Our revolving credit facility requires a lock-box arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the revolving credit facility. This arrangement, combined with the existence of a subjective acceleration clause in the revolving credit facility, necessitates that the revolving credit facility be classified as a current liability on our Consolidated Balance Sheet, pursuant to guidance in the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.” However, we do not expect to repay, or be required to repay, within one year, the balance of the revolving credit facility classified as a current liability.

We currently believe that our cash flows from operations and funds available under our revolving credit facility will satisfy our expected working capital and capital requirements, for at least the next 12 months. However, the weakening of, or other adverse developments concerning our sales performance or adverse developments concerning the availability of credit under our revolving credit facility due to covenant limitations or other factors could limit the overall availability of funds to us. We may not have successfully anticipated our future capital needs or the timing of such needs and we may need to raise additional funds in order to take advantage of unanticipated opportunities. We also may need to raise additional funds to respond to changing business conditions or unanticipated competitive pressures. However, should the need arise, additional sources of financing may not be available or, if available, may not be on terms favorable to our stockholders or us. If we fail to raise sufficient funds, we may be required to delay or abandon some of our planned future expenditures or aspects of our current operations. For more information, please see the section “Factors That May Affect Our Future Operating Results,” in particular the sections “We are dependent on external funding sources which may not make available to us sufficient funds when we need them,” and “Because our business requires a substantial level of liquidity, we are dependent upon a revolving credit facility with certain restrictive covenants that limit our flexibility.”

Contractual Commitments

The following table summarizes our significant contractual cash obligations and other commercial commitments as of January 29, 2005:

	Payments Due By Period
	Total	Fiscal 2005	Fiscal 2006 through 2007	Fiscal 2008 through 2009	Thereafter
	(Dollars in thousands)
Operating leases	$265,446	$40,295	$74,535	$66,328	$84,288
Capital leases	342	204	137	1	—
Line of credit(1)	34,500	34,500	—	—	—
Standby letters of credit	7,937	7,937	—	—	—
Trade letters of credit	4,078	4,078	—	—	—
Purchase obligations for inventory	76,518	76,518	—	—	—
Total	$388,821	$163,532	$74,672	$66,329	$84,288

(1)          Gross of debt issuance costs of $0.7 million. We do not expect to be required to repay, within one year, the revolving credit facility that is classified as a current liability.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our Consolidated Financial Statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to sales returns, inventories, goodwill, income taxes, financing operations, contingencies and litigation. We base our estimates on historical experience and on various other facts and assumptions, including current and expected economic conditions and product mix, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Merchandise Inventories

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

Prepaid Catalog Expenses

Prepaid catalog expenses consist of the cost to prepare, print and distribute catalogs. Such costs are amortized over the expected revenue generated from each catalog based on historical experience. Typically the cost of a catalog is amortized over approximately five months.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from three to ten years for all property and equipment except for leasehold improvements and lease acquisition costs. The cost of leasehold improvements and lease acquisitions is amortized over the lesser of the useful life of the asset or applicable lease term.

Operating Leases

We lease retail stores, distribution facilities and office space under operating leases. Most lease agreements contain tenant improvement allowances, rent holidays, lease premiums, rent escalation clauses and/or contingent rent provisions. For purposes of recognizing incentives, premiums and minimum rental expenses on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization, which is generally when we enter the space and begin to make improvements in preparation of intended use. For tenant improvement allowances and rent holidays, we record a deferred rent liability and report it as a long-term liability on the consolidated balance sheets and amortize the deferred rent over the terms of the leases as adjustments to rent expense.

For scheduled rent changes during the lease terms or for rental payments commencing at a date other than the date of initial occupancy (rent holidays), we record minimum rental expenses on a straight-line basis over the terms of the leases.

Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. We record a contingent rent liability in “other current liabilities” and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Impairment of Long-lived Assets

We review long-lived tangible assets and intangible assets with finite useful lives for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Using our best estimates based on reasonable assumptions and projections, we record an impairment loss to write the assets down to their estimated fair values if the carrying values of such assets exceed their related discounted expected future cash flows.

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

Store Closure Reserves

The Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires that for exit or disposal activities, initiated after December 31, 2002, we recognize a liability for costs associated with closing a store when the liability is incurred. We record the present value of expected future lease costs and other closure costs when the store is closed. We record severance and other employee-related costs in the period in which we communicate the closure and related severance packages to the affected employees.

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

Self Insurance

We obtain insurance coverage for significant exposures as well as those risks that, by law, must be insured. It is generally our policy to retain a significant portion of certain losses related to workers’ compensation, general liability, property losses, business interruption and employee health care. We record provisions for these items based on an actuary report, claims experience, regulatory changes, an estimate of claims incurred but not yet reported and other relevant factors. The projections involved in this process are subject to substantial uncertainty because of several unpredictable factors, including actual future claims experience, regulatory changes, litigation trends and changes in inflation.

At January 29, 2005 and January 31, 2004, we had recorded accruals for these liabilities of approximately $3.1 million and $2.4 million, respectively.

Income Taxes

We account for income taxes under SFAS No. 109, “Accounting for Income Taxes.” SFAS No.109 requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our Consolidated Financial Statements or tax returns. In estimating future tax consequences, we generally take into account all expected future events then known to us, other than changes in the tax law or rates, which are not permitted to be considered. Accordingly, if needed we may record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. The amount of valuation allowance would be based upon management’s best estimate of the recoverability of our deferred tax assets. While future taxable income and ongoing prudent and feasible tax planning are considered in determining the amount of the valuation allowance, the necessity for an allowance is subject to adjustment in the future. Specifically, in the event we were to determine that we would not be able to realize our deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would decrease income in the period such determination was made.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement is effective for our 2005 fiscal year-end. We believe the adoption of SFAS 151 will not have a significant impact on the overall results of operations or financial position.

In December 2004, the FASB issued the revised SFAS No. 123(R) “Share-Based Payment.” SFAS 123(R) requires the recognition of stock-based compensation expense relating to share-based payment transactions in consolidated financial statements. That expense will be measured based on the fair value of the equity or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) is effective for interim periods that begin after June 15, 2005. The Company is allowed to select from three alternative transition methods, each having different reporting implications. We have not completed our evaluation or determined the impact of adopting SFAS 123(R).

OFF-BALANCE SHEET ARRANGEMENTS

Except for our operational lease commitments, we do not have any other off-balance sheet arrangements, as such term is defined in recently enacted rules by the Securities and Exchange Commission, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

RELATED PARTY TRANSACTIONS

During fiscal 2004, Stephen Gordon was Chairman of our Board of Directors. Our store in Eureka, California involves two leases, one involving Mr. Gordon directly and the other involving a partnership in which Mr. Gordon is a partner. The aggregate lease payments paid to Mr. Gordon and the partnership were $42,000 for fiscal 2004, 2003 and 2002. We believe that the lease arrangements involving Mr. Gordon and the partnership in which Mr. Gordon is a partner were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. In January 2005, Mr. Gordon resigned from his role within the Company and as Chairman of the Board.

Jason Camp, a Senior Vice President of our Company and the son of one of our directors, Robert E. Camp, was asked to relocate to California in 2001 as part of his job function. In connection with this relocation, we made a full recourse loan to him in the principal amount of $200,000. The interest on the outstanding principal amount of the loan is 8.0% per annum, compounded annually, and the entire amount of interest and all outstanding principal is due and payable on August 15, 2006, if not earlier pre-paid in full with interest.

We lease one of our properties from the previous owner and current president of The Michaels Furniture Company. Total annual payments made in fiscal 2004, 2003 and 2002 were $456,000.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include without limitation statements relating to our future plans, in particular with respect to store openings and closings; statements relating to anticipated future costs and expenses; statements about new merchandise initiatives and website marketing efforts; statements relating to anticipated future revenue growth, including statements about margin expansion, operational efficiencies and cost reductions; statements relating to future availability under our revolving credit facility; statements relating to our working capital and capital expenditure needs, and other statements containing words such as “believe,” “anticipate,” “expect,” “may,” “intend,” and words of similar import or statements of our management’s opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, changes in economic or business conditions in general, changes in product supply, fluctuations in comparable store sales, limitations resulting from restrictive covenants in our revolving credit facility, failure of our management to anticipate changes in consumer trends, loss of key vendors, changes in the competitive environment in which we operate, changes in our management information needs, changes in management, failure to raise additional funds when required, changes in customer needs and expectations and governmental actions and consequences stemming from the continued wars in Iraq and Afghanistan or from terrorist activities in or related to the United States of America, and other factors described above in the section “Factors That May Affect Our Future Operating Results.” We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this annual report on Form 10-K.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, which include changes in interest rates and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

The interest payable on our revolving credit facility is based on variable interest rates and is, therefore, affected by changes in market interest rates. If interest rates on existing variable rate debt rose more than 10% from the bank’s reference rate, our results of operations and cash flows would not be materially affected.

We do enter into a significant amount of purchase obligations outside of the United States of America which, to date, have been settled mostly in U.S. dollars and, therefore, we have only minimal exposure at present to foreign currency exchange risks. Historically, we have not hedged our currency risk and do not currently anticipate doing so in the future. However, it is possible that in the future a growing number of our purchases outside of the United States of America will be made in currencies other than the U.S. dollar. Consequently, fluctuations in the rates of exchange between the U.S. dollar and other currencies may subject us to foreign currency exchange risks in the future.

ITEM 8.                CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RESTORATION HARDWARE, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

		January 31, 2004
	January 29, 2005	(As restated—see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$1,904	$2,003
Accounts receivable	6,945	5,745
Merchandise inventories	144,185	102,926
Deferred tax assets, current portion, net	7,119	5,371
Prepaid expense and other current assets	12,455	10,299
Total current assets	172,608	126,344
Property and equipment, net	81,886	83,518
Goodwill	4,560	4,560
Deferred tax assets, net	18,745	18,051
Other assets	1,464	1,422
Total assets	$279,263	$233,895
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$63,920	$45,292
Line of credit, net of debt issuance	33,819	10,286
Deferred revenue and customer deposits	8,130	7,231
Other current liabilities	14,948	11,438
Total current liabilities	120,817	74,247
Deferred lease incentives	30,365	33,999
Deferred rent	20,321	20,224
Other long-term obligations	143	352
Total liabilities	171,646	128,822
Series A redeemable convertible preferred stock, $.0001 par value, 28,037 shares designated, 8,473 and 8,683 shares outstanding at January 29, 2005 and January 31, 2004, respectively, aggregate liquidation preference and redemption value of $10,429 at January 29, 2005	8,331	8,541
Stockholders’ equity:
Common stock, $.0001 par value, 60,000,000 shares authorized, 33,084,223 and 32,768,065 shares issued and outstanding at January 29, 2005 and January 31, 2004, respectively	3	3
Additional paid-in capital	159,233	158,174
Unearned compensation	—	(234)
Accumulated other comprehensive income	812	1,055
Accumulated deficit	(60,762)	(62,466)
Total stockholders’ equity	99,286	96,532
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$279,263	$233,895

The accompanying notes are an integral part of these consolidated financial statements.

RESTORATION HARDWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Fiscal Year Ended
		January 31, 2004	February 1, 2003
	January 29, 2005	(As restated—see Note 2)	(As restated—see Note 2)
Net revenue	$525,823	$438,508	$400,337
Cost of revenue and occupancy	359,808	305,265	281,815
Gross profit	166,015	133,243	118,522
Selling, general and administrative expense	161,939	135,118	126,290
Income (loss) from operations	4,076	(1,875)	(7,768)
Interest expense, net	(2,472)	(2,154)	(2,818)
Change in fair value of warrants	—	—	(278)
Income (loss) before income taxes	1,604	(4,029)	(10,864)
Income tax benefit	100	1,511	8,019
Net income (loss)	1,704	(2,518)	(2,845)
Preferred stockholder return:
Dividends	—	—	(358)
Income (loss) attributable to common stockholders	$1,704	$(2,518)	$(3,203)
Income (loss) per share of common stock, basic	$0.05	$(0.08)	$(0.11)
Income (loss) per share of common stock, diluted	$0.04	$(0.08)	$(0.11)
Weighted average shares outstanding, basic	32,940	30,873	29,754
Weighted average shares outstanding, diluted	38,183	30,873	29,754

The accompanying notes are an integral part of these consolidated financial statements.

RESTORATION HARDWARE, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Stockholder	Unearned	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Total Comprehensive Income
	Shares	Amount	Shares	Amount	Capital	Loan	Compensation	Income	Deficit	Equity	(Loss)
BALANCE AT FEBRUARY 2, 2002 (As restated)	14,320	14,106	28,827,883	3	144,159	(2,050)	(1,103)	(159)	(56,745)	84,105
Issuance of common stock	—	—	490,700	—	1,770	—	—	—	—	1,770
Repayment of stockholder loan	—	—	—	—	—	2,050	—	—	—	2,050
Tax benefit on exercise of stock options	—	—	—	—	873	—	—	—	—	873
Preferred stock issuance costs	—	(201)	—	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	(850)	(935)	425,809	—	935	—	—	—	—	935
Exercise of warrants	—	—	306,602	—	2,957	—	—	—	—	2,957
Accretion of cumulative dividends of preferred stock	—	358	—	—	—	—	—	—	(358)	(358)
Stock compensation	—	—	—	—	184	—	(92)	—	—	92
Amortization of unearned stock compensation	—	—	—	—	—	—	536	—	—	536
Foreign currency translation adjustment	—	—	—	—	—	—	—	27	—	27	27
Net loss (As restated)	—	—	—	—	—	—	—	—	(2,845)	(2,845)	(2,845)
BALANCE AT FEBRUARY 1, 2003 (As restated)	13,470	13,328	30,050,994	3	150,878	—	(659)	(132)	(59,948)	90,142	(2,818)
Issuance of common stock	—	—	311,775	—	1,110	—	—	—	—	1,110
Stockholder settlement	—	—	—	—	1,050	—	—	—	—	1,050
Tax benefit on exercise of stock options	—	—	—	—	276	—	—	—	—	276
Conversion of preferred stock to common stock	(4,787)	(4,787)	2,405,296	—	4,787	—	—	—	—	4,787
Stock compensation	—	—	—	—	73	—	(73)	—	—	—
Amortization of unearned stock compensation	—	—	—	—	—	—	498	—	—	498
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,187	—	1,187	1,187
Net loss (As restated)	—	—	—	—	—	—	—	—	(2,518)	(2,518)	(2,518)
BALANCE AT JANUARY 31, 2004 (As restated)	8,683	8,541	32,768,065	3	158,174	—	(234)	1,055	(62,466)	96,532	(1,331)
Issuance of common stock	—	—	210,606	—	704	—	—	—	—	704
Tax benefit on exercise of stock options	—	—	—	—	145	—	—	—	—	145
Conversion of preferred stock to common stock	(210)	(210)	105,552	—	210	—	—	—	—	210
Amortization of unearned stock compensation	—	—	—	—	—	—	234	—	—	234
Foreign currency translation adjustment	—	—	—	—	—	—	—	(243)	—	(243)	(243)
Net income	—	—	—	—	—	—	—	—	1,704	1,704	1,704
BALANCE AT JANUARY 29, 2005	8,473	$ 8,331	33,084,223	$ 3	$ 159,233	$ —	$ —	$ 812	$ (60,762)	$ 99,286	$ 1,461

The accompanying notes are an integral part of these consolidated financial statements.

RESTORATION HARDWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year Ended
		January 31	February 1,
		2004	2003
	January 29,	(As restated—see	(As restated—see
	2005	Note 2)	Note 2)
Cash flows from operating activities:
Net income (loss)	$1,704	$(2,518)	$(2,845)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Change in fair value of warrants	—	—	278
Depreciation and amortization	15,946	18,021	18,641
Impairment of property and equipment	—	—	555
Deferred income taxes	(2,442)	(1,975)	(3,606)
Other	—	—	88
Changes in operating assets and liabilities:
Accounts receivable	(1,200)	(2,393)	(74)
Merchandise inventories	(41,259)	(8,426)	(32,910)
Prepaid expense, other current assets and other assets	(2,198)	1,163	(2,277)
Accounts payable and accrued expenses	18,628	9,643	1,726
Deferred revenue and customer deposits	899	1,185	2,332
Other current liabilities	3,655	2,292	891
Deferred rent	97	(438)	217
Deferred lease incentives and other long-term obligations	(3,634)	(5,110)	(2,537)
Net cash (used) provided by operating activities	(9,804)	11,444	(19,521)
Cash flows from investing activities:
Capital expenditures	(13,380)	(9,229)	(19,390)
Net cash used by investing activities	(13,380)	(9,229)	(19,390)
Cash flows from financing activities:
Borrowings (repayments) under line of credit, net	23,202	(3,917)	15,215
Debt issuance costs	(161)	(434)	(806)
Repayment of stockholder loan	—	—	2,050
Proceeds received from stockholder settlement	—	1,050	—
Borrowings (repayments)—other long-term obligations	(209)	(385)	—
Issuance of common stock	704	1,110	1,770
Net cash provided (used) by financing activities	23,536	(2,576)	18,229
Effects of foreign currency exchange rate translation	(451)	734	27
Net (decrease) increase in cash and cash equivalents	(99)	373	(20,655)
Cash and cash equivalents:
Beginning of period	2,003	1,630	22,285
End of period	$1,904	$2,003	$1,630
Additional cash flow information:
Cash paid during the year for interest	$1,880	$1,554	$1,513
Cash paid (received) during the year for taxes	598	(1,427)	(4,096)
Non-cash transactions:
Dividends attributable to preferred stock	—	—	$(358)
Property and equipment acquired under capital leases	—	593	—
Exercise of warrants	—	—	2,957
Conversion of preferred stock to common stock	$210	$4,787	$935

The accompanying notes are an integral part of these consolidated financial statements.

RESTORATION HARDWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Restoration Hardware, Inc., a Delaware corporation (together with its subsidiaries collectively, the “Company”), is a specialty retailer of high-quality home furnishings, bathware, hardware, textiles, accessories and related merchandise. These products are sold through retail locations, catalogs and the Internet. At January 29, 2005, the Company operated a total of 102 retail stores and one outlet store in 30 states, the District of Columbia and in Canada.

Basis of Presentation and Fiscal Years

The consolidated financial statements include the accounts of Restoration Hardware, Inc. and its subsidiaries. All inter-company balances and transactions are eliminated in consolidation. The Company operates on a 52—53 week fiscal year ending on the Saturday closest to January 31. The fiscal years ended January 29, 2005 (“Fiscal 2004”), January 31, 2004 (“Fiscal 2003”), and February 1, 2003 (“Fiscal 2002”) consisted of 52 weeks.

Use of Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s significant accounting estimates include lower of cost or market write-downs on inventory, expected future cash flows in the review for impairment on long-lived assets, the adequacy of self insurance reserves, realization of deferred tax assets, including the potential need for valuation allowances on these tax assets and sales returns reserves. Actual results for these and other estimates could differ from those estimates. Particularly, if the Company is not able to continue to achieve positive operating results in the future, a valuation allowance for some or all of the deferred tax might need to be recorded against future operations. Additionally, with regard to the Company’s valuation of long-lived assets, its estimates are subject to substantial uncertainty and may be affected by a number of factors outside its control, including general economic conditions, the competitive environment and regulatory changes. If actual results differ from the Company’s estimates of future cash flows, it may record significant impairment charges in the future.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consist primarily of receivables from the Company’s credit card processors for sales transactions, and tenant improvement allowances from the Company’s landlords in connection with new leases. The Company has typically not provided an allowance for doubtful accounts for these receivables, as its bad debt experience has been insignificant.

Merchandise Inventories

The Company’s retail inventories are carried at the lower of cost or market with cost determined on a weighted average cost method. Manufacturing inventories are carried at the lower of cost or market with cost determined at standard costs, approximating average costs. Costs include certain buying and distribution costs, including payroll and other costs related to the purchase of inventory. The Company writes down inventories whenever markdowns reduce the selling price below cost. Additionally, it provides for reserves on inventory based upon estimated shrinkage losses. The Company also writes down its slow-moving and discontinued inventory to its estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, or if liquidation of the inventory is more difficult than anticipated, additional inventory write-downs may be required.

Prepaid Catalog and Advertising Expenses

Prepaid catalog expenses consist of the cost to prepare, print and distribute catalogs. Such costs are amortized over the expected revenue generated from each catalog based on historical experience. Typically the cost of a catalog is amortized over approximately five months. At January 29, 2005 and January 31, 2004, the Company had $5.5 million and $3.6 million, respectively, of prepaid catalog costs that are included in prepaid expense and other on the accompanying Consolidated Balance Sheets.

Advertising costs primarily represent those associated with the Company’s catalog mailings, as well as print and web site marketing. For the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003, advertising costs were approximately $40.2 million, $26.5 million and $23.5 million, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, typically ranging from three to ten years for all property and equipment except for leasehold improvements and lease acquisition costs. The cost of leasehold improvements and lease acquisitions is amortized over the lesser of the useful life of the asset or the applicable lease term.

Assets acquired under non-cancelable leases, which meet the criteria of capital leases, are capitalized in property and equipment and amortized over the lesser of the useful life of the related assets or the applicable lease term.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in the purchase of The Michaels Furniture Company, Inc. The Company reviews goodwill and other intangibles with indefinite useful lives for impairment annually, or more frequently if events or changes in circumstances warrant. If the carrying values of such assets were to exceed their estimated fair values, the Company would record an impairment loss to write the assets down to their estimated fair values. There were no impairment charges recorded against goodwill in fiscal 2004, 2003 or 2002. The Company had $4.6 million of goodwill as of January 29, 2005 and January 31, 2004.

Impairment of Long-lived Assets

The Company reviews long-lived tangible assets and intangible assets with finite useful lives for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Using the Company’s best estimates based on reasonable assumptions and projections, the

Company records an impairment loss to write the assets down to their estimated fair values if the carrying values of such assets exceed their related discounted expected future cash flows.

The Company generally evaluates long-lived tangible assets and intangible assets with finite useful lives at an individual store level, which is the lowest level at which independent cash flows can be identified. The Company evaluates corporate assets or other long-lived assets that are not store-specific at a consolidated entity or reporting unit level, as appropriate.

Since there is typically no active market for our long-lived tangible and intangible assets, the Company estimates fair values based on the expected future cash flows. The Company estimates future cash flows based on store-level historical results, current trends and operating and cash flow projections. The Company’s estimates are subject to substantial uncertainty and may be affected by a number of factors outside its control, including general economic conditions, the competitive environment and regulatory changes. If actual results differ from the Company’s estimates of future cash flows, it may record significant additional impairment charges in the future.

For the fiscal year ended February 1, 2003, the Company recorded a $0.6 million impairment charge on the long-lived assets of one underperforming store. The impairment charge was equal to the difference between the carrying value of the long-lived assets and the present value of estimated future cash flows for that store. For the fiscal years ended January 29, 2005 and January 31, 2004, respectively, no impairment charges were recorded.

Operating Leases

The Company leases retail stores, distribution facilities and office space under operating leases. Most lease agreements contain tenant improvement allowances, rent holidays, lease premiums, rent escalation clauses and/or contingent rent provisions. For purposes of recognizing incentives, premiums and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use. For tenant improvement allowances and rent holidays, the Company records a deferred rent liability and reports it as a long-term liability on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as adjustments to rent expense.

For scheduled rent changes during the lease terms or for rental payments commencing at a date other than the date of initial occupancy (rent holidays), the Company records minimum rental expenses on a straight-line basis over the terms of the leases.

Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in “other current liabilities” and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Store Closure Reserves

Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires that for exit or disposal activity, initiated after December 31, 2002, the Company recognizes a liability for costs associated with closing a store when the liability is incurred. The Company records the present value of expected future lease costs and other closure costs when the store is closed. The Company records severance and other employee-related costs in the period in which it communicates the closure and related severance packages to the affected employees. Costs incurred in connection with closure of two underperforming stores were fully recognized during fiscal 2004 and no amounts remained accrued as of January 29, 2005 and January 31, 2004.

While the Company does not currently have any reserves established for store closures, it periodically makes judgments about which stores it should close and which stores it should continue to operate. All stores are subject to regular monitoring of their financial performance and cash flows, and many stores are subject to “kick out clauses” which allow the Company to terminate the store lease without further obligation if certain contractually specified sales levels are not achieved. If the Company decides to close a number of its underperforming stores, the Company may incur significant store closure costs for which store closure reserves have not currently been established.

Accounts Payable

Accounts payable represents amounts owed to third parties at the end of the period. Accounts payable included negative cash balances, due to outstanding checks, of approximately $9.5 million and $12.5 million at January 29, 2005 and January 31, 2004, respectively.

Self Insurance

The Company obtains insurance coverage for significant exposures as well as those risks that, by law, must be insured. It is generally the Company’s policy to retain a significant portion of certain losses related to workers’ compensation, general liability, property losses, business interruption and employee health care. The Company records provisions for these items based on an actuary report, claims experience, regulatory changes, an estimate of claims incurred but not yet reported and other relevant factors. The projections involved in this process are subject to substantial uncertainty because of several unpredictable factors, including actual future claims experience, regulatory changes, litigation trends and changes in inflation.

At January 29, 2005 and January 31, 2004, the Company had recorded accruals for these liabilities of approximately $3.1 million and $2.4 million, respectively.

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

Returns:   The Company provides an allowance for sales returns based on historical return rates. At January 29, 2005 and January 31, 2004, the allowance for sales returns was approximately $1.3 million and $1.2 million, respectively.

Store Pre-Opening Activities

All store pre-opening costs are expensed as incurred.

Income Taxes

SFAS No. 109, “Accounting for Income Taxes,” requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements or tax returns. In estimating future tax consequences, the Company generally takes into account all expected future events then known to it, other than changes in the tax law or rates, which are not permitted to be considered. Accordingly, the Company may record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The amount of valuation allowance would be based upon management’s best estimate of the recoverability of its deferred tax assets. Future taxable income and ongoing prudent and feasible tax planning are considered in determining the amount of the valuation allowance, and the amount of the allowance is subject to adjustment in the future. Specifically, in the event the Company was to determine that it would not be able to realize its deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would decrease income in the period such determination was made.

As of January 29, 2005 and January 31, 2004, the Company recorded net deferred tax assets totaling $25.9 and $23.4 million, respectively, which primarily represent the income tax benefit associated with losses reported in prior years and different fixed asset bases. These losses are subject to federal and state carry-forward provisions of up to 20 years. The Company has performed an analysis of the deferred tax assets for realization, including an evaluation of applicable available evidence, both positive and negative. This included an analysis of results of operations for fiscal year 2004 and prior years, as well as current operating trends and financial projections for future years. As of January 29, 2005, the Company has concluded that the net deferred tax assets balance of $25.9 million is more likely than not to be recovered and the previously established valuation allowance was reversed.

Estimated Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and borrowings under the revolving line of credit approximate their estimated fair values. Estimated fair values have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts.

Earnings (Loss) Per Share of Common Stock

Basic earnings (loss) per share of common stock is computed by dividing net income by the weighted average number of common shares of common stock outstanding for the period. Diluted earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive shares of common stock equivalents outstanding during the period. Diluted earnings (loss) per share of common stock reflects the potential dilution that could occur if options or warrants to issue shares of common stock were exercised, or shares of preferred stock were converted into shares of common stock. The following table details potentially dilutive shares of common stock equivalents that have been included in fiscal 2004 diluted earnings per share but excluded from diluted loss per share for fiscal 2003 and 2002, because their inclusion would be anti-dilutive:

	Fiscal Year
	2004	2003	2002
Convertible preferred stock and options
Shares of common stock subject to outstanding options	940,332	478,816	996,110
Shares of common stock subject to conversion from the Series A preferred stock	4,302,029	6,077,417	6,764,425
Total shares of common stock equivalents	5,242,361	6,556,233	7,760,535

The above stock options represent only those stock options whose exercise prices are less than the average market price of the stock for the years. The number of shares of common stock subject to the stock options whose exercise prices exceeded the average market price of the stock for the years are 2,650,311, 2,741,516 and 1,206,652 for fiscal 2004, 2003 and 2002, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. The components of comprehensive income (loss) are presented in the consolidated statements of stockholders’ equity.

Foreign Currency Translation

Local currencies are generally considered the functional currencies outside the United States of America. The assets and liabilities of the Company and its subsidiaries which are denominated in currencies other than the U.S. dollar are translated to U.S. dollars at the rate of exchange in effect at the balance sheet date; income and expenses are translated at average rates of exchange prevailing during the year. The related translation adjustments are reflected in the other comprehensive income (loss) section of the consolidated statements of stockholders’ equity. Foreign currency gains and losses resulting from transactions denominated in foreign currencies are included in consolidated statements of operations.

Stock-based Compensation

The Company has one stock-based employee compensation plan, as described in Note 9. The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table illustrates the effect on net income (loss) and earnings (loss) per share of common stock if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all stock-based employee compensation:

	Fiscal Year
		2003	2002
	2004	(As restated—see Note 2)	(As restated—see Note 2)
	(Dollars in thousands, except per share amounts)
Net income (loss), as reported	$1,704	$(2,518)	$(2,845)
Add: stock-based employee compensation expense for options granted below fair market value included in reported net income (loss) (net of tax)	141	308	336
Deduct: compensation expense for all stock-based employee compensation (net of tax) calculated in accordance with the fair value method	(3,344)	(1,800)	(3,056)
Pro forma net loss	(1,499)	(4,010)	(5,565)
Preferred stockholder return:
Dividends	—	—	(358)
Pro forma loss attributable to common stockholders	$(1,499)	$(4,010)	$(5,923)
Net income (loss) per share of common stock:
Basic, as reported	$0.05	$(0.08)	$(0.11)
Basic, pro forma	$(0.05)	$(0.13)	$(0.20)
Diluted, as reported	$0.04	$(0.08)	$(0.11)
Diluted, pro forma	$(0.05)	$(0.13)	$(0.20)

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, with the following weighted average assumptions:

	Fiscal Year
	2004	2003	2002
Dividend yield	—	—	—
Expected volatility	65%	75%	102%
Risk-free interest rate	3.47%	3.00%	3.71%
Expected life (years)	4.5	4.5	4.5

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement is effective for the Company’s 2005 fiscal year-end. The Company believes the adoption of SFAS 151 will not have a significant impact on the overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment.” SFAS 123(R) requires the recognition of compensation expense relating to share-based payment transactions in consolidated financial statements. That expense will be measured based on the fair value of the equity or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) is effective for interim periods that begin after June 15, 2005. The Company is allowed to select from three alternative transition methods, each having different reporting implications. The Company has not completed its evaluation or determined the impact of adopting SFAS 123(R).

Reclassifications

Certain reclassifications have been made to the presentation of prior year results in order to conform to the current year presentation.

(2)   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their treatment under generally accepted accounting principles in the United States of America (“GAAP”). In response to this letter, management reviewed its lease accounting and determined that the Company’s method of accounting for rent holidays was not in accordance with GAAP. As a result, the Company restated its Consolidated Financial Statements for fiscal years 2003 and 2002.

Historically, and consistent with industry practice, the Company has recognized the straight line rent expense for leases generally beginning on the store opening date, which had the effect of excluding the construction period of its stores (rent holiday) from the calculation of the period over which the Company expensed rent. The Company determined that the appropriate accounting treatment is to include the construction period in its calculation of straight line rent in accordance with FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” The Company corrected its straight line rent accrual and deferred rent credits accordingly.

The cumulative effect of this restatement was an increase in accumulated deficit of $4.8 million as of February 2, 2002 and increases in pre-tax results of $0.7 million ($0.4 million, after tax) and $1.3 million ($0.8 million, after tax) for fiscal years ended January 31, 2004 and February 1, 2003, respectively. Additionally, the Company corrected an error recorded in fiscal 2001 related to tax accounting; the correction had the effect of increasing the accumulated deficit and decreasing prepaid tax assets by $0.6 million as of February 2, 2002.

Following is a summary of the effects of the restatement on the Company’s Consolidated Financial Statements of January 31, 2004 and for fiscal years 2003 and 2002. (in thousands except share data):

	Consolidated Statements of Operations
	As previously
	reported	Adjustments	As restated
Fiscal year ended January 31, 2004
Cost of revenue and occupancy	$305,980	$(715)	$305,265
Gross profit	132,528	715	133,243
Loss from operations	(2,590)	715	(1,875)
Loss before income taxes	(4,744)	715	(4,029)
Income tax benefit	1,803	(292)	1,511
Net loss	(2,941)	423	(2,518)
Net loss per common share—basic and diluted	$(0.10)	$0.02	$(0.08)
Fiscal year ended February 1, 2003
Cost of revenue and occupancy	$283,072	$(1,257)	$281,815
Gross profit	117,265	1,257	118,522
Loss from operations	(9,025)	1,257	(7,768)
Loss before income taxes	(12,121)	1,257	(10,864)
Income tax benefit	8,518	(499)	8,019
Net loss	(3,603)	758	(2,845)
Net loss attributable to common stockholders	(3,961)	758	(3,203)
Net loss per common share—basic and diluted	$(0.13)	$0.02	$(0.11)

	Consolidated Balance Sheet
	As previously
	reported	Adjustments	As restated
January 31, 2004
Deferred tax asset, current portion	$6,022	(651)	5,371
Prepaid expense and other current assets	10,946	(647)	10,299
Deferred tax asset	15,138	2,913	18,051
Deferred rent	14,455	5,769	20,224
Accumulated deficit	(58,297)	(4,169)	(62,466)
Total stockholders’ equity	100,686	(4,154)	96,532

	Consolidated Statements of Stockholders’ Equity
	As previously
	reported	Adjustments	As restated
As of February 2, 2002
Accumulated deficit	$(51,395)	$(5,350)	$(56,745)

(3)   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	January 29, 2005	January 31, 2004
	(Dollars in thousands)
Leasehold improvements	$135,637	$130,994
Furniture, fixtures and equipment	18,817	16,943
Machinery and equipment	9,703	8,870
Computer software	9,524	8,662
Equipment under capital leases(1)	571	646
Total	174,252	166,115
Less accumulated depreciation and amortization	(92,366)	(82,597)
Property and equipment, net	$81,886	$83,518

(1)          Accumulated amortization of $202 thousand and $68 thousand for fiscal 2004 and 2003, respectively, relates to equipment classified as capital leases. During fiscal 2003, the Company exercised its right to buy out certain capital leases with expiring lease terms.

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

The aggregate future minimum rental payments under leases in effect at January 29, 2005 (including renewals and substitute leases entered into after year end) are as follows:

FISCAL YEAR ENDING	Capital Leases	Operating Leases	Total
	(Dollars in thousands)
2005	$204	$40,295	$40,499
2006	129	37,986	38,115
2007	8	36,549	36,557
2008	1	34,693	34,694
2009	—	31,635	31,635
Thereafter	—	84,288	84,288
Minimum lease commitments	342	$265,446	$265,788
Less amount representing interest	(28)
Present value of capital lease obligations	314
Less current portion	(182)
Long-term portion	$132

Minimum and contingent rental expense, which is based upon certain factors such as sales volume, under operating leases, was as follows:

	Fiscal Year
	2004	2003	2002
	(Dollars in thousands)
Operating leases:
Minimum rental expense	$39,324	$37,816	$37,482
Contingent rental expense	777	429	613
Total	$40,101	$38,245	$38,095

(5)   LINE OF CREDIT, NET

As of January 29, 2005, the Company’s revolving credit facility provided for an overall commitment of $100.0 million. The revolving credit facility was amended in June 2004 to provide for additional borrowing capacity, reduced borrowing rates and elimination of limitations on capital expenditures and store openings. In support of continued growth of the Company, the amendment increased the initial available commitment to $100.0 million, and further allowed the Company to request and receive incremental increases beyond the initial available commitment of $100.0 million up to a maximum commitment of $150.0 million, provided no default or event of default exists and certain other conditions are met. The amendment also increased the amount available for letters of credit from $30.0 million to $50.0 million and modified certain other terms in the revolving credit facility, which had the effect of expanding the borrowing base.

As of January 29, 2005, $33.8 million was outstanding under the line of credit, net of unamortized debt issuance costs of $0.7 million, and there was $12.0 million in outstanding letters of credit. Borrowings made under the revolving credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin. As of January 29, 2005, the bank’s reference rate was 5.75% and the LIBOR plus margin rate was 4.59%. The availability of credit at any given time under the revolving credit facility is limited by reference to a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and reserves established by the agent of the revolving credit facility. The revolving credit facility is structured to increase availability to meet seasonal needs. As a result of the borrowing base formula, the actual borrowing availability under the revolving credit facility could be less than the stated amount of the revolving credit facility reduced by the actual borrowings and outstanding letters of credit. The Company had actual remaining availability under the revolving credit facility of $28.2 million as of January 29, 2005.

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

The Company’s revolving credit facility requires a lock-box arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the revolving credit facility. This arrangement, combined with the existence of a subjective acceleration clause in the revolving credit facility, necessitates that the revolving credit facility be classified a current liability on the Consolidated Balance Sheet pursuant to guidance in the FASB’s Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

As of January 31, 2004, $10.3 million was outstanding under the line of credit, net of unamortized debt issuance costs of $1.0 million, and there was $11.5 million in outstanding letters of credit.

(6)   INCOME TAXES

The Company accounts for income taxes using the asset and liability method under SFAS No. 109, “Accounting for Income Taxes.” The Company provides a deferred tax expense or benefit for differences between financial accounting and tax reporting. Deferred income taxes represent future net tax effects of temporary differences between the Consolidated Financial Statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

The income tax benefit consisted of:

	Fiscal Year
	2004	2003 (As restated— See Note 2)	2002 (As restated— See Note 2)
	(Dollars in thousands)
Current:
Federal	$1,816	$429	$(4,170)
State	108	35	(243)
Foreign	483	—	—
Total current tax expense (benefit)	2,407	464	(4,413)
Deferred:
Federal	(3,011)	(1,938)	(3,217)
State	57	(420)	(368)
Foreign	447	383	(21)
Total deferred tax benefit	(2,507)	(1,975)	(3,606)
Total income tax benefit	$(100)	$(1,511)	$(8,019)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

		January 31, 2004
	January 29, 2005	(As restated—see Note 2)
	(Dollars in thousands)
Current deferred tax assets (liabilities):
Accrued expense	$2,568	$2,222
State tax benefit	(483)	(387)
Inventory	3,664	3,662
Deferred revenue	4,116	1,981
Prepaid expense and other	(2,746)	(2,107)
Net current deferred tax assets	7,119	5,371
Long-term deferred tax assets (liabilities):
State tax benefit	(1,382)	(1,497)
Derivative warrant liability	—	661
Deferred lease credits	(4,568)	(2,405)
Property and equipment	13,186	11,752
Net operating loss carryforwards	11,557	12,438
Other	(48)	102
Net long-term deferred tax assets	18,745	21,051
Total deferred tax assets before valuation allowance	25,864	26,422
Valuation allowance	—	(3,000)
Total deferred tax assets, net of valuation allowance	$25,864	$23,422

A reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Fiscal Year
		2003	2002
	2004	(As restated—see Note 2)	(As restated—see Note 2)
Provision at statutory tax rate	34.0%	(34.0)%	(34.0)%
State income taxes, net of federal tax impact	4.2	(5.9)	(3.7)
Foreign income	4.1	1.3	—
Net adjustments to tax accruals and other	138.6	1.1	0.7
Valuation allowance reversed	(187.1)	—	(36.8)
Total	(6.2)%	(37.5)%	(73.8)%

As of January 29, 2005, the Company had federal and state net operating loss carryforwards of approximately $27 million and $33 million, respectively. These net operating loss carryforwards will expire between 2006 and 2023.

While the Company believes that its tax return provisions are supportable, the tax provision includes sufficient accruals for possible assessments that may result from the examination of federal, state or international tax returns. In fiscal 2004, the Company established certain tax contingency accruals for identified exposures, and the effect on the Company’s effective tax rate is included in the above table under “net adjustments to tax accruals and other.” These accruals may be adjusted if there are any changes in circumstances, such as changes in tax law, tax audits or other factors that may cause management to revise its estimates. The amounts ultimately paid on future assessments may differ from the amounts accrued and may result in an increase or reduction to the effective tax rate in the year of resolution. The Company believes that the tax contingency accruals reflect the probable outcome of the known contingencies.

The Company has performed an analysis of the deferred tax assets for realization, including an evaluation of applicable available evidence, both positive and negative. This included an analysis of results of operations for fiscal year 2004 and prior years, as well as current operating trends and financial projections for future years. As of January 29, 2005, the Company has concluded that the net deferred tax assets balance of $25.9 million is more likely than not to be recovered and the previously established valuation allowance was reversed. If the Company is not able to continue to achieve positive operating results in the future, a valuation allowance for some or all of the $25.9 million deferred tax assets might need to be recorded against future operations.

The fiscal 2002 income tax benefit rate reflects a $4.0 million reduction in the valuation allowance established on the Company’s deferred tax assets. The reduction in the valuation allowance was due to the realization of net operating loss carryback amounts, resulting from the economic stimulus bill enacted on March 9, 2002.

(7)   REDEEMABLE CONVERTIBLE PREFERRED STOCK

In March 2001, the Company completed a sale of the preferred stock with aggregate proceeds to the Company of approximately $15.0 million. The initial sale in March 2001 included the sale of 6,820 shares of Series A preferred stock and 8,180 shares of Series B preferred stock, for $1,000 per share. The shares of Series B preferred stock were converted on a one-for-one basis into shares of Series A preferred stock upon the approval of such conversion by the Company’s stockholders in July 2001. Each share of preferred stock has a par value of $.0001 per share.

Convertibility

The Series A preferred stock is immediately convertible at the option of the holder into shares of the Company’s common stock. The initial conversion formula is equal to the original issue price ($1,000) divided by $2.00 per share. Therefore, each share of Series A preferred stock is initially convertible into 500 shares of common stock. The conversion price of the Series A preferred stock is subject to certain adjustments for future dilutive events. The Company may require conversion of the Series A preferred stock, in whole or in part, by sending written notice of the request for conversion to holders of Series A preferred stock at any time after March 22, 2004, if the average closing price per share of the common stock exceeds three times the then-current conversion price of the Series A preferred stock for the 20 trading days ending 3 business days preceding the date that the written request is sent. Upon the Company’s notice of conversion, holders of Series A preferred stock shall be deemed to have demanded registration of their shares of common stock received upon conversion of the Series A preferred stock. If such holders subsequently choose not to include their shares in a registration statement, they may request redemption of their shares of Series A preferred stock, in which case the Company must redeem the shares of Series A preferred stock in accordance with the terms of the Certificate of Designation of Series A and Series B preferred stock (the “Certificate of Designation”). Any such redemption would be at a redemption price of $1,000 plus all accrued and unpaid dividends. If the holders do not include their common stock in the registration statement, but also do not request redemption, their shares of Series A preferred stock will automatically convert into common stock. The conversion price into common stock of $2.00 represents a discount to the fair market value of the common stock of $2.1875 at March 21, 2001, the date on which the preferred stock equity financing was entered into (herein referred to as a “beneficial conversion feature”). The beneficial conversion feature on the Series A preferred stock of $639,375 was recorded as a return to the preferred stockholders in March 2001 since the Series A preferred stock were immediately convertible into common stock. The beneficial conversion feature on the Series B of $766,875 was initially being recorded as a return to the preferred stockholders over three years, the minimum period at which these stockholders could realize a return through the conversion to common stock. In the second quarter of fiscal 2001, upon the conversion of Series B preferred stock into Series A preferred stock, the unamortized balance of the beneficial conversion feature of approximately $707,000 was recorded as a return to the preferred stockholders as the shares became immediately convertible into common stock.

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

Dividends

If the Company’s Board of Directors declares a dividend, each share of Series A preferred stock is entitled to dividends at the rate of $100 per share per annum. Such dividends are cumulative and deemed to have accrued from the original date of issuance of the Series A preferred stock for purposes of determining the liquidation preferences of the holders of the Series A preferred stock and in connection with the exercise of the Company’s redemption rights and the redemption rights of the holders of Series A preferred stock electing to redeem the Company’s conversion rights described above and in the Certificate of Designation. Such dividends shall not be deemed to be cumulative and shall not be deemed to have so accrued upon any conversion of the Series A preferred stock into common stock. The Company shall not pay or declare any dividend on any common stock or any of its other securities that are junior to the

Series A preferred stock during any fiscal year unless and until full dividends on the Series A preferred stock are declared and paid for such fiscal year.

In August 2002, the holders of the Company’s Series A preferred stock agreed to waive their dividend participation right in the event the Company were to declare a dividend on its common stock. In the same agreement, the Company agreed that it will not declare any dividends payable to its common stock holders until the Company first obtains the approval of the holders of at least seventy percent of the then outstanding shares of Series A preferred stock. The Company has never declared or paid any dividends on its common stock and has no obligation to do so. Beginning with the second quarter of fiscal 2002, the Company no longer records dividend charges related to its outstanding Series A preferred stock. Such charges totaled $0.4 million for fiscal 2002.

Voting

Holders of the Series A preferred stock generally have the right to one vote for each share of common stock into which such Series A preferred stock is convertible. Subject to the terms of the preferred stock purchase agreement entered into by and among the Company and the holders of Series A preferred stock named therein and the Certificate of Designation, the holders of the Series A preferred stock are entitled to elect two designees to the Board of Directors. At least one of the designees shall also be entitled to serve on all committees of the Board of Directors. In addition, the holders of Series A preferred stock vote separately as a class in certain circumstances, including, without limitation, amendments to the Company’s Second Amended and Restated Certificate of Incorporation, as amended, creation or issuance by the Company of any new class of securities having a preference senior to or on parity with the Series A preferred stock, declaration or payment by the Company of any dividends or other distributions on the common stock, or the Company entering into certain transactions involving a merger, consolidation, or sale of all or substantially all of its assets.

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

(8)   COMMON STOCK

In June 1998, following the Company’s reincorporation in Delaware, the Company adopted a Second Amended and Restated Certificate of Incorporation. In October 2001, the Company amended its Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company. The Second Amended and Restated Certificate of Incorporation, as amended, authorizes the Company to issue up to 60,000,000 shares of common stock, par value $.0001 per share, and 5,000,000 shares of preferred stock, par value $.0001 per share.

At January 29, 2005, the Company has reserved the following shares of common stock for issuance in connection with:

	Issuable upon conversion or exercise of outstanding securities	Available for future sales and grants	Total shares of common stock reserved
Series A preferred stock	4,236,500	—	4,236,500
Stock options	6,389,110	1,868,687	8,257,797
Total	10,625,610	1,868,687	12,494,297

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

November financing—On November 6, 2001, the Company completed a private placement sale with various institutional investors of 4,487,178 shares of the Company’s common stock at $3.90 per share, resulting in aggregate net proceeds of approximately $17.5 million. As part of this private placement financing, the Company filed with the Securities and Exchange Commission on December 6, 2001, a registration statement on Form S-3 for the resale of the common stock acquired by these investors. The registration statement became effective on October 31, 2002. Subsequently, the Company filed with the Securities and Exchange Commission a post-effective amendment to the registration statement, which was declared effective as of March 2, 2004. Accordingly, all shares of common stock of the Company initially registered on the registration statement and not otherwise sold by the selling stockholders described therein pursuant to the registration statement prior to November 6, 2003 have been de-registered.

In February 2003, the Company recorded additional paid in capital in the amount of $1.1 million, net of attorney’s fees and expenses, which represents cash received in connection with settlement of a claim under Section 16(b) of the Securities Exchange Act of 1934, as amended.

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

Under the 1998 Plan, the Company originally authorized the Board of Directors to grant options of shares of common stock to key employees, directors and consultants to purchase an aggregate of 3,287,662 shares of common stock. Such share reserve consists of (i) the number of shares available for issuance under the Predecessor Plan on June 19, 1998, including the shares subject to outstanding options, and (ii) an additional increase of 980,000 shares. In addition, the number of shares of common stock reserved for issuance under the 1998 Plan will automatically be increased on the first trading day of each calendar year, beginning in calendar year 2000, by an amount equal to the lessor of (i) three percent of the total number of shares of common stock outstanding on the last trading day of the preceding calendar year or (ii) 966,202 shares. On January 2, 2005, January 2, 2004, and January 2, 2003, the Company added 966,202 shares, 966,202 shares, and 901,520 shares, respectively, to the 1998 Plan in accordance with the automatic increase provisions. Additionally, in July 2001, the Company’s stockholders approved an increase of 1,000,000 shares of common stock under the 1998 Plan, as well as various other amendments to the 1998 Plan. In no event, however, may any one participant in the 1998 Plan receive option grants, separately exercisable stock appreciation rights or direct stock issuances for more than 1,000,000 shares of common stock in the aggregate per calendar year.

For all options granted under the Discretionary Option Grant Program, the vesting, exercise prices and other terms of the options are fixed by the Compensation Committee or Secondary Committee, as applicable. Under the Discretionary Option Grant Program and the Automatic Option Grant Program, both incentive stock options and non-statutory stock options are granted at exercise prices not less than 100% of the fair market value on the date of grant. Under the Salary Investment Option Grant Program and the Director Fee Option Grant Program, the non-statutory stock options are granted at exercise prices not less than 33 1/3% of the fair market value on the date of grant. These options generally expire ten years from the date of grant and vest ratably either over a one-year period, three-year period or four-year period. The plan administrator shall have the discretion to grant options which are exercisable for unvested shares of common stock. If any such options are exercised before becoming vested, the holder cannot sell or transfer the shares received upon exercise until such shares have vested. If the holder leaves the Company before such shares are fully vested, the Company has the right to repurchase such unvested shares at the holder’s original exercise price.

In May 2001, the Company’s Board of Directors adopted a stock option program (the “Program”) outside of the Company’s 1998 Plan pursuant to which options exercisable for up to 1,000,000 shares of common stock may be granted. Under the Program, the Board of Directors authorized a special purpose committee of the Board of Directors to administer the Program. The special purpose committee was authorized to make non-statutory stock option grants to individuals as inducements to enter employment with the Company or, to the extent otherwise allowed under Nasdaq rules, as inducements to continue their employment with the Company, provided that in either case the terms of such grants were substantially similar to the terms of the stock option grants made pursuant to the 1998 Plan. However, the special purpose committee was not authorized to grant an option to acquire more than 50,000 shares to any one individual. Additionally, under the Program, options were allowed to be granted with an exercise price below the market price on The Nasdaq National Market on the date of grant, provided the special purpose committee first obtained approval of such grants from either the Board of Directors or the Compensation Committee. In no event was any option to have an exercise price less than $2.00 per share. Vesting, exercise prices and other terms of the options were fixed by the special committee. Generally, options vest in one-fourth increments over a four-year period and have a term of not more than ten years from the grant date. The Board of Directors or the Compensation Committee could, in either’s sole discretion and at any time, restrict or withdraw from the special purpose committee, as to any particular matters or categories of matters, the authority to make any or particular option grants under the Program.

A summary of all employee option activity is set forth below (see Note 1 for fair value assumptions used):

	Number Of Shares	Weighted Average Exercise Price
Outstanding and exercisable, February 2, 2002	3,836,778	$6.52
Granted with exercise price at fair value (weighted average fair value of $5.86)	1,147,820	7.03
Granted with exercise price below fair value (weighted average fair value of $3.03)	56,607	1.14
Exercised	(347,330)	3.95
Canceled	(533,745)	8.85
Outstanding and exercisable, February 1, 2003	4,160,130	6.44
Granted with exercise price at fair value (weighted average fair value of $2.74)	1,312,079	4.25
Granted with exercise price below fair value (weighted average fair value of $10.00)	23,088	1.57
Exercised	(311,775)	3.55
Canceled	(833,530)	6.31
Outstanding and exercisable, January 31, 2004	4,349,992	5.98
Granted with exercise price at fair value (weighted average fair value of $4.93)	3,403,216	5.80
Exercised	(210,606)	3.35
Canceled	(1,153,492)	6.03
Outstanding and exercisable, January 29, 2005	6,389,110	$5.97
Vested at February 1, 2003	1,891,512	$7.59
Vested at January 31, 2004	2,391,471	$6.83
Vested at January 29, 2005	2,313,263	$6.65
Available for future grant at January 29, 2005	1,868,687

Additional information regarding options outstanding as of January 29, 2005 is as follows:

RANGE OF EXERCISE PRICES	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$ 0.32 - $ 4.35	1,820,476	7.42	$3.17	841,828	$2.50
$ 4.39 - $ 5.11	1,467,125	8.85	4.81	223,004	4.63
$ 5.15 - $ 6.65	1,378,587	8.51	5.88	481,628	6.06
$ 6.68 - $10.49	1,324,331	8.04	8.25	391,310	8.42
$10.50 - $22.00	398,591	4.34	15.82	375,493	16.10
$ 0.32 - $22.00	6,389,110	7.92	$5.97	2,313,263	$6.65

Employee Stock Purchase Plan

In April 1998, the Company’s Board of Directors adopted the 1998 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan was designed to allow eligible employees, based on specified length of service requirements, of the Company and participating subsidiaries to purchase shares of common stock, at semi-annual intervals, through their periodic payroll deductions under the Purchase Plan. A reserve of 475,000 shares of common stock was established for this purpose. During fiscal 2002, employees purchased approximately 140,967 shares of the Company’s common stock under the Purchase Plan at a weighted average per share price of $2.20. The Board of Directors suspended the Purchase Plan on August 30, 2002. Therefore, no shares are presently available for future issuance under the Purchase Plan.

(10)   EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees who meet certain service and age requirements. Participants may contribute up to 15% of their salaries to a maximum of $14,000 and $13,000, for fiscal 2005 and 2004, respectively. The Company matches 50% of the employees’ contribution up to a maximum of 3% of their base salary. The Company contributed approximately $353,000, $302,000 and $328,000 in fiscal 2004, 2003 and 2002, respectively.

(11)   OTHER RELATED PARTY TRANSACTIONS

During fiscal 2004, Stephen Gordon was the Chairman of the Board of Directors. The Company’s store in Eureka, California involves two leases, one involving Mr. Gordon directly and a partnership in which Mr. Gordon is a partner. The aggregate lease payments paid to Mr. Gordon and the partnership were $42,000 for fiscal 2004, 2003 and 2002. The Company believes that the lease arrangements involving Mr. Gordon and the partnership in which Mr. Gordon is a partner were made on terms no less favorable than could have been obtained from unaffiliated third parties. In January 2005, Mr. Gordon resigned from his role within the Company and as Chairman of the Board.

Jason Camp, a Senior Vice President of the Company and the son of one of the directors, Robert E. Camp, was asked to relocate to California in 2001 as part of his job function. In connection with this relocation, the Company made a full recourse loan to him in the principal amount of $200,000. The interest on the outstanding principal amount of the loan is 8.0% per annum, compounded annually, and the entire amount of interest and all outstanding principal is due and payable on August 15, 2006, if not earlier pre-paid in full with interest.

The Company leases one of its properties from the previous owner and current president of The Michaels Furniture Company. Total annual payments made in fiscal year 2004, 2003 and 2002 were $456,000.

(12)   COMMITMENTS AND CONTINGENCIES

The Company is a party from time to time to various legal claims, actions and complaints. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management of the Company currently believes that disposition of any such matters will not have a material adverse effect on the Company’s consolidated financial statements.

(13)   SEGMENT REPORTING

The Company classifies its business into two identifiable segments: retail and direct-to-customer. Segment income from operations consists of direct-to-customer contribution and retail store contribution. The unallocated portion includes both the costs of corporate expenses, shared service costs such as information technology, as well as the costs of merchandising, sourcing and distribution. The Company also has a wholly owned furniture manufacturing company located in Sacramento, California, The Michaels Furniture Company, Inc. (“Michaels”). Michaels’ revenue is recorded as either retail revenue or direct-to-customer revenue based on the channel in which the sale was initiated. Management decisions on resource allocations and performance assessments are made based on these two identifiable segments. As a result, management considers it is most appropriate to report its business activities into two identifiable segments. The Company evaluates performance and allocates resources based on results from operations, which excludes unallocated costs. Certain segment information, including segment assets, asset expenditures and related depreciation expense, is not presented as all of the Company’s assets are commingled and are not available by segment.

Financial information for the Company’s business segments is as follows:

	Fiscal Year
		2003	2002
	2004	(As restated—see Note 2)	(As restated—see Note 2)
	(Dollars in thousands)
Net revenue:
Retail	$406,833	$370,609	$355,632
Direct-to-customer	118,990	67,899	44,705
Consolidated net revenue	$525,823	$438,508	$400,337
Income (loss) from operations:
Retail	51,932	39,611	36,709
Direct-to-customer	14,280	8,538	3,062
Unallocated	(62,136)	(50,024)	(47,539)
Consolidated income (loss) from operations	$4,076	$(1,875)	$(7,768)

(14)   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Fiscal year ended January 29, 2005	First Quarter	Second Quarter	Third Quarter
	(As restated—see Note 2)	(As restated—see Note 2)	(As restated—see Note 2)	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Net revenue	$98,858	$120,942	$118,165	$187,858
Cost of revenue and occupancy, as previously reported	71,443	88,630	80,196
Cost of revenue and occupancy (as restated, see Note 2)	71,328	88,425	80,134	119,921
Gross profit, as previously reported	27,415	32,312	37,969
Gross profit (as restated, see Note 2)	27,530	32,517	38,031	67,937
Selling, general and administrative expense	33,516	35,172	42,511	50,740
Loss from operations, as previously reported	(6,101)	(2,860)	(4,542)
Income (loss) from operations (as restated, see Note 2)	(5,986)	(2,655)	(4,480)	17,197
Interest expense, net	(427)	(509)	(737)	(799)
Loss before income taxes, as previously reported	(6,528)	(3,369)	(5,279)
Income (loss) before income taxes (as restated, see Note 2)	(6,413)	(3,164)	(5,217)	16,398
Income tax benefit, as previously reported	2,546	1,363	2,161
Income tax benefit (expense) (as restated, see Note 2)(3)	2,501	1,280	2,136	(5,817)
Net loss, as previously reported	(3,982)	(2,006)	(3,118)
Net income (loss) (as restated, see Note 2)	(3,912)	(1,884)	(3,081)	10,581
Income (loss) per share:
Basic(1), as previously reported	$(0.12)	$(0.06)	$(0.09)	$0.32
Basic(1) (as restated, see Note 2)	$(0.12)	$(0.06)	$(0.09)	$
Diluted(2), as previously reported	$(0.12)	$(0.06)	$(0.09)	$0.28
Diluted(2) (as restated, see Note 2)	$(0.12)	$(0.06)	$(0.09)	$

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended January 31, 2004	(As restated—see Note 2)	(As restated—see Note 2)	(As restated—see Note 2)	(As restated—see Note 2)
	(Dollars in thousands, except per share amounts)
Net revenue	$81,766	$95,973	$95,814	$164,955
Cost of revenue and occupancy, as previously reported	61,825	71,160	67,027	105,968
Cost of revenue and occupancy (as restated, see Note 2)	61,692	70,669	67,084	105,820
Gross profit, as previously reported	19,941	24,813	28,787	58,987
Gross profit (as restated, see Note 2)	20,074	25,304	28,730	59,135
Selling, general and administrative expense	28,029	28,862	33,031	45,196
Income (loss) from operations, as previously reported	(8,088)	(4,049)	(4,244)	13,791
Income (loss) from operations (as restated, see Note 2)	(7,955)	(3,558)	(4,301)	13,939
Interest expense, net	(562)	(593)	(519)	(480)
Income (loss) before income taxes, as previously reported	(8,650)	(4,642)	(4,763)	13,311
Income (loss) before income taxes (as restated, see Note 2)	(8,517)	(4,151)	(4,820)	13,459
Income tax benefit (expense), as previously reported	3,460	1,857	1,905	(5,419)
Income tax benefit (expense) (as restated, see Note 2)	3,407	1,661	1,928	(5,485)
Net income (loss), as previously reported	(5,190)	(2,785)	(2,858)	7,892
Net income (loss) (as restated, see Note 2)	(5,110)	(2,490)	(2,892)	7,974
Income (loss) per share:
Basic(1), as previously reported	$(0.17)	$(0.09)	$(0.09)	$0.24
Basic(1) (as restated, see Note 2)	$(0.17)	$(0.08)	$(0.09)	$0.24
Diluted(2), as previously reported	$(0.17)	$(0.09)	$(0.09)	$0.21
Diluted(2) (as restated, see Note 2)	$(0.17)	$(0.08)	$(0.09)	$0.21

(1)          Basic earnings (loss) per share is calculated for interim periods including the effect of stock options exercised in prior interim periods. Basic earnings (loss) per share for the fiscal year is calculated using weighted shares outstanding based on the date stock options were exercised. Therefore, basic income (loss) per share for the cumulative four quarters may not equal fiscal year basic earnings per share.

(2)          Diluted earnings per share for the fiscal year and for quarters with net earnings are computed based on weighted average common shares outstanding, which include potentially dilutive common stock equivalents. Net loss per share for quarters with net losses is computed based solely on weighted average common shares outstanding. Therefore, the net income (loss) per share for the cumulative four quarters do not equal the income (loss) per share for the full fiscal year.

(3)   Fourth quarter fiscal 2004 income tax expense includes the reversal of the valuation allowance, offset by the tax contingency accrual.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Restoration Hardware, Inc.:

We have audited the accompanying consolidated balance sheets of Restoration Hardware, Inc. and subsidiaries (the “Company”) as of January 29, 2005 and January 31, 2004, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended January 29, 2005. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Restoration Hardware, Inc. and subsidiaries at January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2005, in conformity with accounting principles generally accepted in the United States of America. Our audits of the consolidated financial statements referred to in our aforementioned reports also included the consolidated financial statement schedule of Restoration Hardware Inc. and subsidiaries listed in Item 15(a)(2). The consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, the accompanying fiscal 2003 and 2002 financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

San Francisco, California
April 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Restoration Hardware, Inc.:

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”, that Restoration Hardware, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of January 29, 2005, because of the effects of the material weakness identified in managements’ assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of signification deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: The Company did not design and implement appropriate internal control over the accounting and disclosure for certain leases. This material weakness resulted in the restatement of the Company’s interim and annual consolidated financial statements.

Consolidated financial statements as described in Note 2 to the consolidated financial statements. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedules of the Company as of and for the year ended January 29, 2005, and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and schedule as of and for the year ended January 29, 2005 of the Company and our report dated April 14, 2005 expressed an unqualified opinion on those consolidated financial statements and schedule.

San Francisco, California
April 14, 2005

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of Gary Friedman, our Chief Executive Officer and, Patricia McKay, our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”)) as of the January 29, 2005. In performing this evaluation, management reviewed our method for lease accounting. As a result of this review, management concluded that our previous method of accounting for rent holidays was not appropriate under generally accepted accounting principles in the United States of America (“GAAP”). Accordingly, as described in Note 2 to the Consolidated Financial Statements, management concluded and recommended that our Audit Committee approve, the correction of this error by the restatement of our previously issued Consolidated Financial Statements. Additionally, based on their evaluation, these officers have concluded that, solely due to our restatement related to lease accounting as detailed above, our disclosure controls and procedures were not effective as of January 29, 2005 for the purpose of alerting them on a timely basis to material information required to be included in the Company’s reports filed or submitted under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)   pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets;

(2)   provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and

(3)   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 29, 2005. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (“COSO Framework”).

In performing this assessment, we reviewed our lease accounting in light of views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission in a letter issued to the American Institute of Certified Public Accountants on February 7, 2005. As a result of this review, we concluded that our control over determining and accounting for the rent holiday period was not effective as of January 29, 2005. On March 4, 2005, we determined that it was appropriate to restate our previously issued Consolidated Financial Statements to correct these errors in our lease accounting. We evaluated the impact of this restatement in our assessment of internal control over financial reporting and concluded that the control deficiencies that resulted in incorrect lease accounting represented a material weakness as of January 29, 2005.

A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 2), or a combination of control deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies, as well as strong indicators of a material weakness, including the restatement of previously issued consolidated financial statements to reflect the correction of a misstatement. As a result of the material weakness related to our lease accounting, we have concluded that, as of January 29, 2005, our internal control over financial reporting was not effective based on the criteria set forth in the COSO framework. We identified no other material weaknesses in performing our assessment and reaching our conclusion.

Deloitte & Touche LLP, our independent auditors, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is included in their report on page 59.

Changes in Internal Controls over Financial Reporting

During the fourth quarter, the Company implemented enhanced procedures and internal controls over its tax accounting and had fully remediated the internal control deficiencies over tax accounting as of January 29, 2005. There were no other changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to the fourth quarter, the Company remediated the material weakness in internal control over financial reporting relating to lease accounting, by correcting our method of accounting for rent holidays to be in accordance with GAAP.

ITEM 9B.       OTHER INFORMATION

Not applicable.

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

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to our executive officers and directors will be set forth in the sections with the captions “Executive Officers and Directors” and “Compliance with Section 16(a) of the Securities Exchange Act” in our definitive proxy statement. This information is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION

Information relating to executive compensation will be set forth in the section with the caption “Executive Compensation and Other Information” in our definitive proxy statement. This information is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to the securities authorized for issuance under equity compensation plans will be set forth in the section with the caption “Equity Compensation Plan Information” in our definitive proxy statement and information relating to the security ownership of our common stock by our management and other beneficial owners will be set forth in the section with the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive proxy statement. This information is incorporated herein by reference.

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

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to principal accounting fees and services will be set forth in the section with the caption “Audit and Non-Audit Fees” in our definitive proxy statement. This information is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)   The following Consolidated Financial Statements are filed as a part of this annual report on Form 10-K:

1.                 The following Consolidated Financial Statements, together with notes thereto and the report thereon of Deloitte & Touche LLP are set forth in Item 8 of Part II of this annual report on Form 10-K:

(i)            Consolidated Balance Sheets at January 29, 2005 and January 31, 2004 (As restated);

(ii)        Consolidated Statements of Operations for the fiscal years ended January 29, 2005, January 31, 2004 (As restated), and February 1, 2003 (As restated);

(iii)    Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the fiscal years ended January 29, 2005, January 31, 2004 (As restated), and February 1, 2003 (As restated);

(iv)      Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2005, January 31, 2004 (As restated), and February 1, 2003 (As restated).

2.                 Consolidated Financial Statement Schedule:

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

RESTORATION HARDWARE, INC.
	By:	/s/ GARY G. FRIEDMAN
Date: April 14, 2005		Gary G. Friedman
President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ GARY G. FRIEDMAN	President, Chief Executive Officer and	April 14, 2005
Gary G. Friedman	Chairman of the Board (Principal Executive Officer)
/s/ PATRICIA A. MCKAY	Chief Financial Officer (Principal	April 14, 2005
Patricia A. McKay	Financial Officer)
/s/ MURRAY JUKES	Vice President, Controller (Principal	April 14, 2005
Murray Jukes	Accounting Officer)
/s/ DAMON H. BALL	Director	April 14, 2005
Damon H. Ball
/s/ ROBERT E. CAMP	Director	April 14, 2005
Robert E. Camp
/s/ RAYMOND C. HEMMIG	Director	April 14, 2005
Raymond C. Hemmig
/s/ GLENN J. KREVLIN	Director	April 14, 2005
Glenn J. Krevlin
/s/ M. ANN RHOADES	Director	April 14, 2005
M. Ann Rhoades
/s/ MARK J. SCHWARTZ	Director	April 14, 2005
Mark J. Schwartz
/s/ T. MICHAEL YOUNG	Director	April 14, 2005
T. Michael Young

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

AS OF AND FOR THE FISCAL YEARS ENDED JANUARY 29, 2005,
JANUARY 31, 2004 AND FEBRUARY 1, 2003

(Dollars in Thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balances at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balances at End of Period
AMOUNTS DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
Inventory reserves for the fiscal year ended(1):
February 1, 2003	$6,497	$6,877	$—	$(10,126)	$3,248
January 31, 2004	3,248	6,435	—	(8,290)	1,393
January 29, 2005	1,393	8,138	—	(7,583)	1,948

(1)          Includes valuation reserves for shortages and lower of cost or market adjustments to inventory.

EXHIBIT INDEX

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
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
4.3

Specimen Common Stock Certificate (incorporated by reference to exhibit number 4.3 of the Registration Statement on Form S-1/A (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 2, 1998)

4.4

Specimen Series A Preferred Stock Certificate (incorporated by reference to exhibit number 4.4 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

4.5

Certificate of Designation of Series A and Series B Preferred Stock (incorporated by reference to exhibit number 4.6 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

4.6

Consent and Waiver Regarding Additional Financing (incorporated by reference to exhibit number 10.2 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on May 23, 2001)

4.7

Amended and Restated Letter Agreement, dated as of March 21, 2001, by and among certain holders of Series A preferred stock (incorporated by reference to exhibit number 4.9 of the Registration Statement on Form S-3/A (File No. 333-70624) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on January 4, 2002)

4.8

Amendment to Letter Agreement, effective as of November 1, 2001, by and among certain holders of Series A preferred stock (incorporated by reference to exhibit number 4.10 of the Registration Statement on Form S-3/A (File No. 333-70624) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 3, 2002)

10.1

Form of 1995 Stock Option Plan (incorporated by reference to exhibit number 10.1 of the Registration Statement on Form S-1 (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 24, 1998)

10.2

Form of 1998 Employee Stock Purchase Plan (incorporated by reference to exhibit number 10.3 of the Registration Statement on Form S-1 (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 24, 1998)

10.3

Form of Indemnification Agreement for Officers and Directors (incorporated by reference to exhibit number 10.4 of the Registration Statement on Form S-1 (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 24, 1998)

10.4

Lease Agreement, dated May 4, 1994, between Restoration Hardware, Inc. and Stephen and Christine Gordon (incorporated by reference to exhibit number 10.8 of the Registration Statement on Form S-1 (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 24, 1998)

10.5

Office Lease, dated February 21, 1997, between Restoration Hardware, Inc. and Paradise Point Partners (incorporated by reference to exhibit number 10.10 of the Registration Statement on Form S-1 (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 24, 1998)

10.6

Standard Industrial/Commercial Multi-Tenant Lease-Gross, dated May 12, 1997, between Restoration Hardware, Inc. and Mortimer B. Zuckerman (incorporated by reference to exhibit number 10.11 of the Registration Statement on Form S-1 (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 24, 1998)

10.7

Amended and Restated Investor Rights Agreement, dated as of March 21, 2001, between Restoration Hardware, Inc. and the Series A and B Preferred Stock Investors (incorporated by reference to exhibit number 10.18 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.8

Amended and Restated Series A and B Preferred Stock Purchase Agreement, dated as of March 21, 2001, between Restoration Hardware, Inc. and the Series A and B Preferred Stock Investors (incorporated by reference to exhibit number 10.19 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.9

Offer of Employment Letter for Mr. Gary G. Friedman dated as of March 15, 2001 (incorporated by reference to exhibit number 10.30 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.10

Stock Purchase Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 18, 2001 (incorporated by reference to exhibit number 10.33 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.11

Early Exercise Stock Purchase Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 18, 2001 (incorporated by reference to exhibit number 10.34 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.12

Notice of Grant of Stock Option for Gary G. Friedman (incorporated by reference to exhibit number 10.36 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.13

Stock Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 18, 2001 (incorporated by reference to exhibit number 10.37 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.14

Form of Non-Plan Notice of Grant of Stock Option and Stock Option Agreement (incorporated by reference to exhibit number 10.42 of Form 10-Q for the quarterly period ended November 3, 2001 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 18, 2001)

10.15

Letter Agreement between Restoration Hardware, Inc. and certain investors named therein, dated as of August 2, 2002 (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended August 3, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 17, 2002)

10.16

Notice of Grant of Stock Option and Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated March 18, 2001 (incorporated by reference to exhibit number 10.3 of Form 10-Q for the quarterly period ended August 3, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 17, 2002)

10.17

1998 Stock Incentive Plan Amended and Restated on October 9, 2002 (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended November 2, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 23, 2002)

10.18

Seventh Amended and Restated Loan and Security Agreement, dated as of November 26, 2002, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Capital Corporation, and The CIT Group/Business Credit,  Inc. (incorporated by reference to exhibit number 99.1 of Form 10-Q for the quarterly period ended November 2, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 23, 2002)

10.19

Amendment No. 1 to the Seventh Amended and Restated Loan and Security Agreement, dated April 28, 2003, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Capital Corporation, and The CIT Group/Business Credit,  Inc. (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended August 2, 2003 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 10, 2003)

10.20

Amendment No. 2 to the Seventh Amended and Restated Loan and Security Agreement, dated September 12, 2003, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Capital Corporation, and The CIT Group/Business Credit, Inc. (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended November 1, 2003 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 9, 2003)

10.21

Amendment No. 3 to the Seventh Amended and Restated Loan and Security Agreement, dated November 18, 2003, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Capital Corporation, and The CIT Group/Business Credit, Inc. (incorporated by reference to exhibit number 10.2 of Form 10-Q for the quarterly period ended November 1, 2003 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 9, 2003)

10.22

Employment Offer Letter between Restoration Hardware, Inc. and Patricia McKay, dated October 3, 2003 (incorporated by reference to exhibit number 10.3 of Form 10-Q for the quarterly period ended November 1, 2003 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 9, 2003)

10.23

Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and Patricia McKay, dated October 6, 2003 (incorporated by reference to exhibit number 10.4 of Form 10-Q for the quarterly period ended November 1, 2003 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 9, 2003)

10.24

Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and Patricia McKay, dated October 6, 2003 (incorporated by reference to exhibit number 10.5 of Form 10-Q for the quarterly period ended November 1, 2003 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 9, 2003)

10.25

Amendment No. 4 to the Seventh Amended and Restated Loan and Security Agreement, dated March 15, 2004, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Capital Corporation, and The CIT Group/Business Credit, Inc. (incorporated by reference to exhibit number 10.38 of Form 10-K for the year ended January 31, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 12, 2004)

10.26

Full Recourse Promissory Note, dated August 15, 2001, by Jason Camp (incorporated by reference to exhibit number 10.38 of Form 10-K for the year ended January 31, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 12, 2004)

10.27

Form of Notice of Grant of Stock Option and Stock Option Agreement for the Discretionary Option Grant Program under the Restoration Hardware, Inc. 1998 Stock Incentive Plan as Amended and Restated October 9, 2002 (incorporated by reference to exhibit number 10.1 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 9, 2004)

10.28

Form of Notice of Grant of Stock Option, Stock Option Agreement and Early Exercise Stock Purchase Agreement for the Automatic Option Grant Program under the Restoration Hardware, Inc. 1998 Stock Incentive Plan as Amended and Restated October 9, 2002 (incorporated by reference to exhibit number 10.2 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 9, 2004)

10.29

Form of Notice of Grant of Stock Option and Stock Option Agreement for the Director Fee Option Grant Program under the Restoration Hardware, Inc. 1998 Stock Incentive Plan as Amended and Restated October 9, 2002 (incorporated by reference to exhibit number 10.3 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 9, 2004)

10.30

Employment Agreement, effective as of May 24, 2004, by and between Restoration Hardware, Inc. and Stephen Gordon (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended October 30, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 3, 2004)

10.31

Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and John W. Tate, dated August 24, 2004 (incorporated by reference to exhibit number 10.4 of Form 10-Q for the quarterly period ended October 30, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 3, 2004)

10.32

Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and John W. Tate, dated August 24, 2004 (incorporated by reference to exhibit number 10.5 of Form 10-Q for the quarterly period ended October 30, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 3, 2004)

10.33

Lease Agreement between Restoration Hardware, Inc. and ProLogis, dated March 9, 2004 (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.34

Compensation and Severance Agreement between Restoration Hardware, Inc. and Gary G. Friedman, amended and restated February 5, 2004 (incorporated by reference to exhibit number 10.2 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.35

Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated February 5, 2004 (incorporated by reference to exhibit number 10.3 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.36

Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated February 5, 2004 (incorporated by reference to exhibit number 10.4 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.37

Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated February 5, 2004 (incorporated by reference to exhibit number 10.5 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.38

Restoration Hardware, Inc. 2004 Senior Executive Bonus Plan (incorporated by reference to exhibit number 10.7 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.39

Amendment No. 5 to the Seventh Amended and Restated Loan and Security Agreement, dated June 3, 2004, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Retail Group, Inc., and The CIT Group/Business Credit, Inc. (incorporated by reference to exhibit number 10.8 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.40

Letter Agreement, dated as of August 17, 2004, by and among Restoration Hardware, Inc. and the investors named therein (incorporated by reference to exhibit number 10.5 of Form 10-Q for the quarterly period ended July 31, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on August 30, 2004)

10.41

Employment Offer Letter, dated May 13, 2004, from Restoration Hardware, Inc. to Murray Jukes (incorporated by reference to exhibit number 10.4 of Form 10-Q for the quarterly period ended July 31, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on August 30, 2004)

10.42

Employment Offer Letter, dated August 13, 2004, from Restoration Hardware, Inc. to John W. Tate (incorporated by reference to exhibit number 99.2 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on August 19, 2004)

10.43

Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and John W. Tate, dated August 24, 2004 (incorporated by reference to exhibit number 10.4 of Form 10-Q for the quarterly period ended October 30, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 3, 2004)

21	List of Subsidiaries
23.1	Independent Registered Public Accounting Firm’s’ Consent and Report on Schedule
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer