Form 10-Q
period 2005-04-30
RESTORATION HARDWARE INC
filed 2005-06-09
CIK 863821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

or

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

Yes  ☒     No  ☐

As of June 3, 2005, 33,190,225 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

FORM 10-Q

FOR THE QUARTER ENDED April 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

			May, 1
			2004
	April 30,	January 29,	(As restated
	2005	2005	– see Note 2)

ASSETS
Current assets:
Cash and cash equivalents	$1,879	$1,904	$2,550
Accounts receivable	6,800	6,945	5,863
Merchandise inventories	144,152	144,185	117,786
Prepaid expense and other current assets	19,875	19,574	14,965
Total current assets	172,706	172,608	141,164
Property and equipment, net	80,192	81,886	80,843
Goodwill	4,560	4,560	4,560
Deferred tax assets, net	18,688	18,745	18,032
Other assets	2,766	1,464	4,157
Total assets	$278,912	$279,263	$248,756

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$50,722	$63,920	$41,656
Line of credit, net of debt issuance	52,390	33,819	34,384
Deferred revenue and customer deposits	8,966	8,130	7,068
Other current liabilities	12,412	14,948	11,394
Total current liabilities	124,490	120,817	94,502
Deferred lease incentives	29,419	30,365	32,555
Deferred rent	20,218	20,321	20,124
Other long-term obligations	92	143	301
Total liabilities	174,219	171,646	147,482

Commitments and contingencies

Series A redeemable convertible preferred stock, $.0001 par value, 28,037 shares designated, 8,473, 8,473 and 8,613 shares issued and outstanding at April 30, 2005, January 29, 2005 and May 1, 2004, respectively, aggregate liquidation preference and redemption value of $10,429 at April 30, 2005	8,331	8,331	8,471

Stockholders’ equity:
Common stock, $.0001 par value; 60,000,000 shares authorized; 33,155,840, 33,084,223 and 32,848,088 issued and outstanding at April 30, 2005, January 29, 2005 and May 1, 2004, respectively	3	3	3
Additional paid-in capital	159,532	159,233	158,404
Unearned compensation	—	—	(133)
Accumulated other comprehensive income	702	812	907
Accumulated deficit	(63,875)	(60,762)	(66,378)
Total stockholders’ equity	96,362	99,286	92,803

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$278,912	$279,263	$248,756

See Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

(Unaudited)

	First Quarter
	Fiscal 2005	Fiscal 2004 (As restated – see Note 2)

Net revenue	$117,465	$98,858
Cost of revenue and occupancy	81,823	71,328
Gross profit	35,642	27,530
Selling, general and administrative expense	39,986	33,516
Loss from operations	(4,344)	(5,986)

Interest expense, net	(825)	(427)
Loss before income taxes	(5,169)	(6,413)
Income tax benefit	2,056	2,501
Net loss	$(3,113)	$(3,912)

Loss per share of common stock, basic and diluted	$(0.09)	$(0.12)
Weighted average shares outstanding, basic and diluted	33,110	32,791

See Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	First Quarter
	Fiscal 2005	Fiscal 2004 (As restated – see Note 2)

Cash flows from operating activities:
Net loss	$(3,113)	$(3,912)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	4,118	4,114
Changes in operating assets and liabilities:
Accounts receivable	145	(118)
Merchandise inventories	33	(14,860)
Prepaid expense, deferred tax and other assets	(1,506)	(2,030)
Accounts payable and accrued expenses	(13,198)	(3,636)
Deferred revenue and customer deposits	836	(163)
Other current liabilities	(2,537)	(44)
Deferred rent	(103)	(100)
Deferred lease incentives	(946)	(1,444)
Net cash used by operating activities	(16,271)	(22,193)

Cash flows from investing activities:
Capital expenditures	(2,334)	(1,318)
Net cash used by investing activities	(2,334)	(1,318)

Cash flows from financing activities:
Borrowings under line of credit, net	18,443	23,984
Repayments – other long-term obligations	(51)	(51)
Issuance of common stock	260	160
Net cash provided by financing activities	18,652	24,093

Effects of foreign currency exchange rate translation	(72)	(35)
Net (decrease) increase in cash and cash equivalents	(25)	547

Cash and cash equivalents:
Beginning of period	1,904	2,003
End of period	$1,879	$2,550

Additional cash flow information:
Cash paid during the period for interest	$732	$358
Cash paid during the period for taxes	337	98
Non-cash transactions:
Conversion of preferred stock to common stock	$—	$70

See Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Restoration Hardware, Inc., a Delaware corporation, (together with its subsidiaries collectively, the “Company”), is a specialty retailer of high-quality home furnishings, bathware, hardware, textiles, accessories and related merchandise. These products are sold through retail locations, catalogs and the Internet. As of April 30, 2005, the Company operated 102 retail stores and two outlet stores in 30 states, the District of Columbia and Canada.

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared from the Company’s records without audit and, in management’s opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at April 30, 2005, January 29, 2005 and May 1, 2004, results of operations for the first quarters ended April 30, 2005 and May 1, 2004, respectively, and cash flows for the first quarters ended April 30, 2005 and May 1, 2004, respectively. The balance sheet at January 29, 2005, as presented, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended. The condensed consolidated financial statements for the prior period have been restated.  See Note 2 of the condensed consolidated financial statements for additional information.  The cumulative effect of this restatement was an increase in accumulated deficit of $4.1 million as of May 1, 2004 and an increase in pre-tax results of $115 thousand ($70 thousand, after tax) for the first quarter ended May 1, 2004.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements included in the Company’s Form 10-K, for the fiscal year ended January 29, 2005 (“fiscal 2004”). Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of the interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes, for fiscal 2004.

The results of operations for the first quarter ended April 30, 2005, presented in this Form 10-Q are not necessarily indicative of the results to be expected for the full year.

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

(Dollars in thousands, except share data)

	First Quarter
	Fiscal 2005	Fiscal 2004

Net loss as reported	$(3,113)	$(3,912)
Add: Stock-based employee compensation expense for options granted below fair market value included in reported net loss (net of tax)	—	62
Deduct: Compensation expense for all stock-based employee compensation (net of tax) calculated in accordance with the fair value method	(869)	(672)
Pro forma net loss	$(3,982)	$(4,522)

Loss per share of common stock:
Basic and diluted, as reported	$(0.09)	$(0.12)
Basic and diluted, pro forma	$(0.12)	$(0.14)

Comprehensive Loss

Comprehensive loss consists of net loss and foreign currency translation adjustments.  The components of comprehensive loss for the first quarters ended April 30, 2005 and May 1, 2004, respectively, are as follows:

(Dollars in thousands, except share data)

	First Quarter
	Fiscal 2004	Fiscal 2005

Components of comprehensive loss:
Net loss	$(3,113)	$(3,912)
Foreign currency translation adjustment	(110)	(148)
Total comprehensive loss	$(3,223)	$(4,060)

(2)  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their treatment under generally accepted accounting principles in the United States of America (“GAAP”). In response to this letter, management reviewed its lease accounting and determined that the Company’s method of accounting for rent holidays was not in accordance with GAAP. As a result, the Company restated its accompanying Condensed Consolidated Financial Statements as of and for the first quarter ended May 1, 2004.

Historically, and consistent with industry practice, the Company has recognized the straight line rent expense for leases generally beginning on the store opening date, which had the effect of excluding the construction period of its stores (rent holiday) from the calculation of the period over which the Company expensed rent. The Company determined that the appropriate accounting treatment is to include the construction period in its calculation of straight line rent in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” The Company corrected its straight line rent accrual and deferred rent credits accordingly. The cumulative effect of this restatement was an increase in accumulated deficit of $3.5 million as of May 1, 2004 and an increase in pre-tax results of $115 thousand ($70 thousand, after tax) for the first quarter ended May 1, 2004. Additionally, the Company corrected an error recorded in fiscal 2001 related to tax accounting; the correction had the effect of increasing the accumulated deficit and decreasing prepaid tax assets by $0.6 million as of May 1, 2004.

Following is a summary of the effects of the restatement on the Company’s Condensed Consolidated Financial Statements as of and for the first quarter ended May 1, 2004 (in thousands except share data):

	Condensed Consolidated Statement of Operations
	As previously
	reported	Adjustments	As restated
Fiscal quarter ended May 1, 2004
Cost of revenue and occupancy	$71,443	$(115)	$71,328
Gross profit	27,415	115	27,530
Loss from operations	(6,101)	115	(5,986)
Loss before income taxes	(6,528)	115	(6,413)
Income tax benefit	2,546	(45)	2,501
Net loss	(3,982)	70	(3,912)
Net loss per share of common stock—basic and diluted	$(0.12)	$0.00	$(0.12)

	Condensed Consolidated Balance Sheet
	As previously
	reported	Adjustments	As restated
May 1, 2004
Prepaid expense and other current assets	$16,263	$(1,298)	$14,965
Deferred tax assets, net	15,119	2,913	18,032
Other assets	4,202	(45)	4,157
Deferred rent	14,470	5,654	20,124
Accumulated deficit	(62,279)	(4,099)	(66,378)
Total stockholders’ equity	96,887	(4,084)	92,803

(3)  LINE OF CREDIT, NET

As of April 30, 2005, the Company’s revolving credit facility provided for an overall commitment of $100 million. The revolving credit facility was amended in June 2004 to provide for additional borrowing capacity, reduced borrowing rates and elimination of limitations on capital expenditures and store openings. In support of continued growth of the Company, the amendment increased the initial available commitment to $100 million, and further allowed the Company to request and receive incremental increases beyond the initial available commitment of $100 million up to a maximum commitment of $150 million, provided no default or event of default exists and certain other conditions are met. The amendment also increased the amount available for letters of credit from $30 million to $50 million and modified certain other terms in the revolving credit facility, which had the effect of expanding the borrowing base.

As of April 30, 2005, $52.4 million was outstanding under the line of credit, net of unamortized debt issuance costs of $0.6 million, and there was $11.3 million in outstanding letters of credit. Borrowings made under the revolving credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin. As of April 30, 2005, the bank’s reference rate was 6.25% and the LIBOR plus margin rate was 5.0%. The availability of credit at any given time under the revolving credit facility is limited by reference to a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and reserves established by the agent of the revolving credit facility. The revolving credit facility is structured to increase availability to meet seasonal needs. As a result of the borrowing base formula, the actual borrowing availability under the revolving credit facility could be less than the stated amount of the revolving credit facility reduced by the actual borrowings and outstanding letters of credit.

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

(4)  INCOME TAXES

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

                                    As of April 30, 2005 and January 29, 2005, the Company recorded net deferred tax assets totaling approximately $26 million which primarily represent the income tax benefit associated with losses reported in prior years and different fixed asset bases.  These losses are subject to federal and state carry-forward provisions of up to 20 years.  As of April 30, 2005 and January 29, 2005, the Company concluded that the net deferred tax asset balances of approximately $26 million were more likely than not to be recovered.  If the Company is not able to achieve positive operating results in the near future, a valuation allowance may need to be recorded.  The Company recorded income tax benefits of $2.1 million for the first quarter of fiscal 2005, which is included in Other Assets on the balance sheet.

(5)  LOSS PER SHARE OF COMMON STOCK

Basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share of common stock is computed by dividing net loss by the weighted average number of common stock and potentially dilutive common stock equivalents outstanding during the period. Diluted loss per share of common stock reflects the potential dilution that could occur if options or warrants to issue common stock were exercised, or preferred stock was converted into common stock. The following table details potential dilutive effects of the weighted average number of certain common stock equivalents that have been excluded from diluted loss per share of common stock, because their inclusion would be anti-dilutive, since the Company experienced a net loss in each of the first quarters of fiscal 2005 and 2004, respectively:

	First Quarter
	Fiscal 2005	Fiscal 2004

Convertible preferred stock and options:
Shares of common stock subject to outstanding options	619,681	571,995
Shares of common stock subject to conversion from the Series A preferred stock	4,261,001	4,356,205
Total shares of common stock equivalents	4,880,682	4,928,200

The above stock options represent only those stock options whose exercise prices are less than the average market price of the stock for the periods.  The stock options whose exercise prices exceeded the average market price of the stock for the periods are 4,331,374 and 3,898,946 for the first quarters of fiscal 2005 and 2004, respectively.

(6)  SEGMENT REPORTING

The Company classifies its business into two identifiable segments: retail and direct-to-customer.  Segment income from operations consists of both direct-to-customer contribution and retail store contribution.  The unallocated portion includes both the costs of corporate expenses, shared service costs such as information technology, as well as the costs of merchandising, sourcing and distribution.  The Company also has a wholly owned furniture manufacturing company located in Sacramento, California, The Michaels Furniture Company, Inc. (“Michaels”).  Michaels’ revenue is recorded as either retail revenue or direct-to-customer revenue based on the channel in which the sale was initiated. Management decisions on resource allocations and performance assessments are made based on these two identifiable segments.  As a result, management considers it is more appropriate to report its business activities into two identifiable segments.  The Company evaluates performance and allocates resources based on results from operations, which excludes unallocated costs. Certain segment information, including segment assets, asset expenditures and related depreciation expense, is not presented as all of the Company’s assets are commingled and are not available by segment.

Financial information for the Company’s business segments is as follows:

(Dollars in thousands)

	First Quarter
	Fiscal 2005	Fiscal 2004
Net Revenue:
Retail	$84,677	$76,997
Direct-to-customer	32,788	21,861
Consolidated net revenue	$117,465	$98,858

	First Quarter
	Fiscal 2005	Fiscal 2004

Income (loss) from operations:
Retail	$7,115	$4,935
Direct-to-customer	4,600	3,019
Unallocated	(16,059)	(13,940)
Consolidated loss from operations	$(4,344)	$(5,986)

(7)  SUBSEQUENT EVENT

On May 19, 2005, the Company approved plans to remodel a majority of its stores in the second quarter of fiscal 2005. This will enable the Company to expand the merchandise offerings in certain core businesses, particularly lighting and textiles, and present those offerings with more clarity and focus. The remodeling program is expected to require an investment of approximately $15 million and will be substantially completed in advance of the fall selling season. This will also require the removal of some existing store fixtures. The depreciated cost of those store fixtures is estimated at $1.2 million to $1.6 million and will be amortized over the remaining period of usage during the second quarter, resulting in a non-cash charge of $0.02 to $0.03 per share.

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

We operate on a 52 – 53 week fiscal year ending on the Saturday closest to January 31. Our current fiscal year is 52 weeks and ends on January 28, 2006 (“fiscal 2005”), and the prior fiscal year was 52 weeks and ended on January 29, 2005 (“fiscal 2004”).

The condensed consolidated financial statements for the prior period have been restated.  See Note 2 of the condensed consolidated financial statements for additional information.  The disclosures and amounts included in the Management’s Discussion and Analysis Of Financial Condition And Results of Operations reflect the effects of this restatement.

As of April 30, 2005, we operated 102 full priced retail stores and two outlet stores in 30 states, the District of Columbia and Canada. In addition to our retail stores, we operate a direct-to-customer (“direct”) sales channel that includes both catalog and Internet.

On an ongoing basis, we evaluate stores for closure based on underperformance.  A material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise trends and consumer demands may cause us to close additional underperforming stores. As of April 30, 2005, we anticipated opening one new store and four additional outlet stores in fiscal 2005, and had no current plans to close any stores.

The following table sets forth for the periods indicated the amount and percentage of net revenue represented by certain line items in our Condensed Consolidated Statements of Operations.

(Dollars in thousands, except share data)	First Quarter Fiscal 2005	% of Net Revenue	First Quarter Fiscal 2004	% of Net Revenue

Retail net revenue	$84,677	72.1%	$76,997	77.9%
Direct-to-customer net revenue	32,788	27.9	21,861	22.1
Net revenue	117,465	100.0	98,858	100.0
Cost of revenue and occupancy	81,823	69.7	71,328	72.2
Gross profit	35,642	30.3	27,530	27.8
Selling, general and administrative expense	39,986	34.0	33,516	33.9
Loss from operations	(4,344)	(3.7)	(5,986)	(6.1)
Interest expense, net	(825)	(0.7)	(427)	(0.4)
Loss before income taxes	(5,169)	(4.4)	(6,413)	(6.5)
Income tax benefit	2,056	1.7	2,501	2.5
Net loss	$(3,113)	(2.7)	$(3,912)	(4.0)
Loss per share of common stock — basic and diluted	$(0.09)		$(0.12)

Loss from operations decreased to $4.3 million for the first quarter of fiscal 2005, an improvement of 27% compared to a loss from operations of $6.0 million for the first quarter of fiscal 2004. Net loss was $0.09 per share of common stock, or $3.1 million, for the first quarter of fiscal 2005, compared to a net loss of $0.12 per share of common stock, or $3.9 million, for the first quarter of fiscal 2004.

Net revenue increased 19% in the first quarter of fiscal 2005, as compared to the same period of fiscal 2004 on higher sales in both the retail and direct-to-customer channels. Operating results improved by 27% as compared to the prior year’s first quarter driven by higher sales and an increase in our gross margins.  As compared to the prior year, we experienced higher product margins, occupancy leverage on higher sales, as well as cost improvements in our supply chain and distribution system which resulted in an increase in our gross margin expressed as a percentage of sales of 250 basis points to 30.3% for the quarter as compared to 27.8% last year. Selling, general and administrative expense expressed as a percentage of net revenue remained relatively flat, increasing 10 basis points during the first quarter of fiscal 2005 as compared to the prior year; in absolute dollars, selling, general and administrative expense increased $6.5 million for the first quarter of fiscal 2005 as compared to the prior year.  Selling, general and administrative expenses were leveraged by 100 basis points in the first quarter as compared to the prior year excluding the effect of expected higher costs of production and mailing of our catalogs. As a result of these improvements, we experienced a 240 basis point increase in our operating results expressed as a percentage of sales for the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004.

The increases in our net revenue resulted from continued growth of our direct-to-customer business, which increased $10.9 million, or 50%, in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. The revenue growth was also due to an increase in comparable store sales of 5.0% for the first quarter of fiscal 2005 and revenue generated from outlet and warehouse sale events. The increases in net revenue in both our retail and direct-to-customer channels is attributable to growth of core merchandise categories, while contracting non-core discovery and fringe accessories categories. We believe our reduction of these non-core categories will enable the expansion of our higher margin core businesses this fall and is more consistent with our overall brand positioning.

Our business is highly seasonal, which reflects a general pattern in the retail industry wherein the highest sales and earnings occur during the holiday season. Historically, a significant percentage of our sales occur in the fourth fiscal quarter. In our peak holiday selling season, we incur significant additional expenses in connection with, among other things, the hiring of additional seasonal employees in our retail stores and the production and mailing of a higher volume of our catalogs. Our catalog continues to serve as our primary advertising vehicle.

REVENUE

Retail Net Revenue and Segment Results

(Dollars in thousands)

	First Quarter
	Fiscal 2005	Fiscal 2004
Retail net revenue	$84,677	$76,997
Retail net revenue growth percentage	10%	9%
Comparable store sales growth	5.0%	9.0%
Income from operations	$7,115	$4,935
Income from operations – percent of net revenue	8.4%	6.4%

Number of retail stores at beginning of period	102	103
Number of retail stores opened	—	—
Number of retail stores closed	—	1
Number of retail stores at end of period	102	102

Store selling square feet at end of period	676,520	672,604

Retail net revenue for the first quarter of fiscal 2005 increased by $7.7 million, or 10.0%, as compared to the first quarter of fiscal 2004 primarily due to a $3.8 million, or 5.0%, increase in comparable store sales.  Additionally, several previously opened stores, although not open long enough to be included in calculations of comparable store sales, contributed positively to the first quarter of fiscal 2005.  Retail net revenue for the first quarter of fiscal 2005 also reflects $2.9 million of sales generated from our two outlet stores, coupled with revenue from first quarter warehouse sales events. Warehouse sales revenue is included in retail revenue, but is excluded from our comparable store sales calculation. A warehouse sale event was not held in the first quarter of fiscal 2004.

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

Income from operations for the retail segment increased 44.2% to $7.1 million in the first quarter of fiscal 2005 from $4.9 million in the first quarter of fiscal 2004. Income from retail operations expressed as a percent of related segment net revenue grew 200 basis points to 8.4% from 6.4% in the first quarter of fiscal 2004. The expansion of income from operations for the retail segment is attributable to higher product margins, store occupancy leverage and cost improvements in distribution, supply chain and store payroll as compared to the prior year as expressed as a percentage of net sales. We believe higher product margins are the result of the benefits to a shift to a higher margin mix of products and the efforts of the vertically integrated product design, merchandise and sourcing organization. Income from operations for the retail segment includes the costs of retail stores results less direct costs of the store field operations.

Our current plans include the remodeling of a majority of our stores in the second quarter. This will enable us to expand the merchandise offerings in certain core businesses, particularly lighting and textiles, and present those offerings with more clarity and focus. The remodeling program is expected to require an investment of approximately $15 million and will be substantially completed in advance of the fall selling season. This will also require the removal of some existing store fixtures. The depreciated cost of those store fixtures is estimated at $1.2 million to $1.6 million and will be amortized over the remaining period of usage during the second quarter, resulting in a non-cash charge of $0.02 to $0.03 per share.

Direct-to-Customer Net Revenue and Segment Results

(Dollars in thousands)

	First Quarter
	Fiscal 2005	Fiscal 2004
Catalog revenue	$18,079	$12,464
Internet revenue	14,709	9,397
Total direct-to-customer net revenue	$32,788	$21,861
Income from operations	$4,600	$3,019
Income from operations - percent of net revenue	14.0%	13.8%

Growth percentages:
Direct-to-customer net revenue	50%	94%
Number of catalogs mailed	20%	18%
Pages circulated	45%	59%

Direct-to-customer net revenue consists of both catalog and internet sales.  Direct-to-customer net revenue for the first quarter of fiscal 2005 increased $10.9 million, or 50%, as compared to the first quarter of fiscal 2004. The higher sales reflect increased circulation coupled with improved productivity of our catalogs that resulted in higher sales per book mailed as compared to the prior year’s first quarter mailings. Internet sales benefited from our website marketing efforts coupled with growing customer familiarity with the Internet and from strong customer response to our spring and summer product offerings.

Income from operations for the direct-to-customer segment was $4.6 million in the first quarter of fiscal 2005 as compared to $3.0 million in the same quarter of the prior fiscal year, and it improved to 14.0% of related segment net revenue for the first quarter of fiscal 2005 as compared to 13.8% in the first quarter of fiscal 2004.  Segment results were favorably impacted by product margin expansion and by the leveraging from higher sales of the costs of production and mailings of our catalogs.

EXPENSES

Cost of Revenue and Occupancy Expense

Total cost of revenue and occupancy increased $10.5 million during the first quarter of fiscal 2005 as compared to the same period in fiscal 2004.  As a percentage of net revenue, these costs improved 250 basis points to 69.7%, from 72.2% for the first quarter of fiscal 2004. This improvement was achieved through a favorable mix of sales of higher margin products, improved margins in our core products and a lower level of distribution and supply chain costs and leverage achieved on relatively fixed store occupancy costs.

Selling, General and Administrative Expense

Selling, general and administrative expense expressed as a percentage of net revenue remained nearly flat, increasing 10 basis points to 34.0% for the first quarter of fiscal 2005, from 33.9% in the first quarter of fiscal 2004. Selling, general and administrative expenses were leveraged by 100 basis points in the first quarter as compared to the prior year excluding the effect of expected higher costs of production and mailing of our catalogs. In absolute dollars, selling, general and administrative expenses increased $6.5 million, to $40.0 million for the first quarter of fiscal 2005 from $33.5 million in the first quarter of fiscal 2004. The increase in absolute dollars is primarily related to an increase in catalog production and mailing costs, and an increase in payroll expense in support of our higher sales volume and our overall growth.

In general, we expect that as the direct-to-customer channel revenue grows at a faster rate than retail revenue, the growth in the cost of catalog circulation costs will lead to increases in overall selling, general and administrative expense as a percentage of net revenue. This general dynamic inherent in our business model also occurred in the first quarter of fiscal 2004 and deleveraged selling, general and administrative expenses. In contrast, the cost of retail occupancy has declined as a percentage of net revenue, the benefit of which is reflected in improved gross margins.

Interest Expense, Net

Interest expense, net includes interest on borrowings under our revolving credit facility and amortization of debt issuance costs. For the first quarter of fiscal 2005, interest expense, net was $0.8 million, an increase of $0.4 million as compared to $0.4 million in the first quarter of fiscal 2004. The increase in first quarter interest expense was due primarily to an increase in our average debt levels and secondarily to higher average borrowing rates.

Income Tax Benefit

Our effective tax rate was 40% for the first quarter of fiscal 2005 as compared to 39% for the first quarter of fiscal 2004.

As of April 30, 2005 and January 29, 2005, we recorded net deferred tax assets totaling approximately $26 million, which primarily represent the income tax benefit associated with losses reported in prior years and the differences in fixed asset bases.  The losses are subject to federal and state carry-forward provisions of up to 20 years.  As of April 30, 2005 and January 29, 2005, we concluded that the net deferred tax asset balances of approximately $26 million were more likely than not to be recovered.  If we are not able to achieve positive operating results in the near future, a valuation allowance may need to be recorded.  We recorded income tax benefits of $2.1 million for the first quarter of fiscal 2005, which is included in Other Assets in our Condensed Consolidated Balance Sheets.

OTHER MATTERS

We are currently exploring the launch of a new brand that is expected to be tested with the introduction of a new catalog in the fall of 2006 or the spring of 2007.  We expect to incur expenses of approximately $1.0 million in 2005 to support this effort.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

For the first quarter of fiscal 2005, net cash used by operating activities was $16.3 million compared to $22.2 million of net cash used by operating activities for the first quarter of fiscal 2004. The net cash used by operating activities in the first quarter of fiscal 2005 resulted primarily from payment of inventory that was in-transit at our fiscal 2004 year-end.

Investing Cash Flows

Net cash used by investing activities was $2.3 million for the first quarter of fiscal 2005, an increase of $1.0 million compared to $1.3 million for the first quarter of fiscal 2004. The cash used for investing activities for the first quarter of fiscal 2005 primarily related to information technology assets, primarily associated with our internet sales effort, store spending, including the opening of outlet stores and to a lesser degree, distribution and supply chain improvements.

Financing Cash Flows

Net cash provided by financing activities was $18.7 million for the first quarter of fiscal 2005, compared to $24.1 million in the first quarter of fiscal 2004. Substantially all of the increase in net cash provided by financing activities for the first quarter of fiscal 2005 resulted from an increase in net borrowings under our revolving credit facility. Cash financing requirements were lower in the first quarter of fiscal 2005 as compared to the same period of fiscal 2004 primarily due to the relative timing of seasonal inventory increases experienced in each year’s first quarter.

As of April 30, 2005, our revolving credit facility provided for an overall commitment of $100 million. The revolving credit facility was amended in June 2004 to provide for additional borrowing capacity, reduced borrowing rates and elimination of limitations on capital expenditures and store openings. In support of our expected continued growth, the amendment increased the initial available commitment to $100 million, and further allowed us to request and receive incremental increases beyond the initial available commitment of $100 million up to a maximum commitment of $150 million, provided no default or event of default exists and certain other conditions are met.  The amendment also increased the amount available for letters of credit from $30 million to $50 million and modified certain other terms in the revolving credit facility, which had the effect of expanding the borrowing base.

As of April 30, 2005, $52.4 million was outstanding under the line of credit, net of unamortized debt issuance costs of $0.6 million, and there was $11.3 million in outstanding letters of credit.  Borrowings made under the revolving credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin. As of April 30, 2005, the bank’s reference rate was 6.25 % and the LIBOR plus margin rate was 5.0%. The availability of credit at any given time under the revolving credit facility is limited by reference to a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and reserves established by the agent of the revolving credit facility.  The revolving credit facility is structured to increase availability to meet seasonal needs. As a result of the borrowing base formula, the actual borrowing availability under the revolving credit facility could be less than the stated amount of the revolving credit facility reduced by the actual borrowings and outstanding letters of credit.

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

We currently believe that our cash flows from operations and funds available under our revolving credit facility will satisfy our expected working capital and capital requirements, for at least the next 12 months. However, the weakening of, or other adverse developments concerning our sales performance or adverse developments concerning the availability of credit under our revolving credit facility due to covenant limitations or other factors could limit the overall availability of funds to us. Moreover, to the extent we increase the levels of foreign sourced merchandise that we purchase, we may need access to funds sooner than has typically been the case in the past in order to meet the accelerated timing requirements for payments of such goods.  We may not have successfully anticipated our future capital needs or the timing of such needs and we may need to raise additional funds in order to take advantage of unanticipated opportunities. We also may need to raise additional funds to respond to changing business conditions or unanticipated competitive pressures. However, should the need arise, additional sources of financing may not be available or, if available, may not be on terms favorable to our stockholders or us. If we fail to raise sufficient funds, we may be required to delay or abandon some of our planned future expenditures or aspects of our current operations. For more information, please see the section ”Factors That May Affect Our Future Operating Results,” below, in particular the sections “We are dependent on external funding sources, which may not make available to us sufficient funds when we need them,” and “Because our business requires a substantial level of liquidity, we are dependent upon a revolving credit facility with numerous restrictive covenants that limit our flexibility.”

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

In addition, a material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise trends and consumer demands could cause us to close additional underperforming stores. While we believe that we benefit in the long run financially by closing underperforming stores and reducing nonproductive costs, the closure of such stores would subject us to additional increased short-term costs including, but not limited to, employee severance costs, charges in connection with the impairment of assets and costs associated with the disposition of outstanding lease obligations.

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

A variety of factors affect our comparable store sales including, among other things, the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise mix, promotional events, the impact of competition and our ability to execute our business strategy efficiently. Our comparable store sales increased 5.0 % in the first quarter of fiscal 2005 versus the first quarter of fiscal 2004, based on the same number of stores. Past comparable store sales results may not be indicative of future results. As a result, the unpredictability of our comparable store sales may cause our revenue and operating results to vary from quarter to quarter, and an unanticipated decline in comparable store sales may cause our stock price to fluctuate.

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

As of April 30, 2005, we had approximately 3,600 full and part time employees, and while we believe our relations with our employees are generally good, we cannot predict the effect that any future organizational activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations and increases in our labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

We are dependent on external funding sources, which may not make available to us sufficient funds when we need them.

We have significantly relied and may rely in the future on external funding sources to finance our operations and growth. Any reduction in cash flow from operations could increase our external funding requirements to levels above those currently available to us. While we currently have in place a $100 million revolving credit facility, which may be increased to $150 million under certain circumstances, the amount available under this facility could be less than the stated amount if there is a shortfall in the availability of eligible collateral to support the borrowing base and reserves as established by the terms of the revolving credit facility. We currently believe that our cash flow from operations and funds available under our revolving credit facility will satisfy our capital and operating requirements for at least the next 12 months. However, the weakening of, or other adverse developments concerning, our sales performance or adverse developments concerning the availability of credit under our revolving credit facility due to covenant limitations or other factors could limit the overall amount of funds available to us.

Our revolving credit facility contains a subjective borrowing provision, which is a typical requirement in commercial credit agreements such as ours. This clause allows our lenders to forego additional advances should they determine there has been a material adverse change in our operations, business, properties, assets, liabilities, condition or prospects or a condition or event that is reasonably likely to result in a material adverse change in our financial position or prospects reasonably likely to result in a material adverse effect on our business, condition (financial or otherwise), operations, performance or properties taken as a whole. However, our lenders have not notified us of any indication that a material adverse effect exists at April 30, 2005 or that a material adverse change has occurred. We believe that no material adverse change has occurred and we believe that we will continue to borrow on the line of credit to fund our operations over the term of the revolving credit facility. We do not anticipate any changes in our business practices that would result in any determination that there has been a material adverse effect in our operations, business, properties, assets, liabilities, condition or prospects. However, we cannot be certain that our lenders will not make such a determination in the future.

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

Our business requires substantial liquidity in order to finance inventory purchases, the employment of sales personnel for the peak holiday period, advertising for the holiday buying season and other similar advance expenses. As described above, we currently have in place a revolving credit facility that provides for an overall commitment of $100 million, which may be increased to $150 million under certain circumstances. Over the past several years, we have entered into modifications, amendments and restatements of this revolving credit facility, primarily to address changes in the requirements applicable to us under the revolving credit facility documents, and, most recently, to increase the stated amount of commitment under the facility.

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

For the first quarter of fiscal year 2005, revenue through our direct-to-customer channel grew by 50% as compared to the prior fiscal year. Increased activity in our direct-to-customer business could result in material changes in our operating costs, including increased merchandise inventory costs and costs for paper and postage associated with the distribution and shipping of catalogs and products. Although we intend to attempt to mitigate the impact of these increases by improving sales revenue and efficiencies, we cannot assure you that we will succeed in mitigating expenses with increased efficiency or that cost increases associated with our direct-to-customer business will not have an adverse effect on the profitability of our business. Additionally, while we outsource to a third party the fulfillment of our direct-to-customer division, including customer service and non-furniture distribution, the third party may not have the capacity to accommodate our growth. This lack of capacity may result in delayed customer orders and deficiencies in customer service, both of which may adversely affect our reputation, cause us to lose sales revenue and limit or counter recent growth in our direct-to-customer business.

We depend on key personnel and could be affected by the loss of their services because of the limited number of qualified people in our industry.

The success of our business will continue to depend upon our key personnel, including our Chairman, President and Chief Executive Officer, Gary Friedman. Competition for qualified employees and personnel in the retail industry is intense. The process of locating personnel with the combination of skills and attributes required to carry out our goals is often lengthy. Our success depends to a significant degree upon our ability to attract, retain and motivate qualified management, marketing and sales personnel, in particular store managers, and upon the continued contributions of these people. We cannot assure you that we will be successful in attracting and retaining qualified executives and personnel. In addition, our employees may voluntarily terminate their employment with us at any time. We also do not maintain any key man life insurance. The loss of the services of key personnel or our failure to attract additional qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

Regulatory changes may increase our costs.

Changes in the laws, regulations and rules affecting public companies may increase our expenses in connection with our compliance with these new requirements. Compliance with these new requirements could also result in continued diversion of management’s time and attention, which could prove to be disruptive to normal business operations. Further, the impact of these laws, regulations and rules and activities in response to them could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, which could harm our business.

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

The Financial Accounting Standards Board recently adopted the previously proposed regulations that will eliminate the ability to account for share-based compensation transactions using the intrinsic method that we currently use and generally would require that such transactions be accounted for using a fair-value-based method and recognized as an expense in our consolidated statement of operations. We will be required to expense stock options effective in periods beginning after January 28, 2006. Currently, we generally only disclose such expenses on a pro forma basis in the Notes to our Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America. The adoption of this new accounting regulation could have a significant impact on our results of operations and our stock price could decline accordingly.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include without limitation statements relating to our future plans, including our plans to remodel a majority of our retail stores and the anticipated costs, time of completion and benefits of such remodeling, statements relating to our new brand and the timing of the introduction of such new brand to customers, statements relating to anticipated future costs and expenses, statements relating to anticipated future revenue growth, statements relating to future availability under our revolving credit facility, statements relating to our working capital and capital expenditure needs, and other statements containing words such as “believe,” “anticipate,” “expect,” “may,” “intend,” and words of similar import or statements of our management’s opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, customer reactions to our current and anticipated merchandising and marketing programs and strategies, timely introduction and customer acceptance of our merchandise, positive customer reaction to our catalog and Internet offerings, revised product mix, prototype stores and core businesses, timely and effective sourcing of our merchandise from our foreign and domestic vendors and delivery of merchandise through our supply chain to our stores and customers, effective inventory and catalog management, actual achievement of cost savings and improvements to operating efficiencies, effective sales performance, in particular during the holiday selling season, the actual impact of key personnel of the Company on the development and execution of our strategies, changes in investor perceptions of the Company, fluctuations in comparable store sales, limitations resulting from restrictive covenants in our credit facility, changes in economic or business conditions in general, changes in political conditions in the United States and abroad in general, changes in product supply, changes in the competitive environment in which we operate, changes in our management information needs, changes in customer needs and expectations, governmental actions, and other factors described above in the section ”Factors That May Affect Our Future Operating Results.” We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, for the year ended January 29, 2005, have not changed materially during the first quarter ended April 30, 2005.

Item 4. Controls and Procedures.

As of April 30, 2005, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of April 30, 2005 were effective in timely alerting them to material information required to be included in this report.  During the quarter, the Company remediated the material weakness in internal control over financial reporting relating to lease accounting referred to in our Form 10-K for the fiscal year ended January 29, 2005, by correcting the method of accounting for rent holidays to be in accordance with GAAP.  Other than this remediation, there has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Restoration Hardware, Inc.

Date: June 9, 2005

	By:	/s/ Gary G. Friedman
Gary G. Friedman
Chairman, President and
Chief Executive Officer

	By:	/s/ Patricia A. McKay
Patricia A. McKay
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Murray Jukes
Murray Jukes
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION
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

10.1	Form of Indemnification Agreement with Officers and Directors
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer