Form 10-Q
period 2005-07-30
RESTORATION HARDWARE INC
filed 2005-09-07
CIK 863821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2005

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

Yes ☒     No ☐

As of August 26, 2005, 37,581,447 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

FORM 10-Q

FOR THE QUARTER ENDED JULY 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

RESTORATION HARDWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	July 30, 2005	January 29, 2005	July 31, 2004 (As restated-see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$1,820	$1,904	$3,267
Accounts receivable	6,579	6,945	5,491
Merchandise inventories	136,952	144,185	119,728
Prepaid expense and other current assets	21,852	19,574	17,281
Total current assets	167,203	172,608	145,767
Property and equipment, net	84,288	81,886	81,134
Goodwill	4,560	4,560	4,560
Deferred tax assets, net	18,824	18,745	18,051
Other assets	4,115	1,464	5,829
Total assets	$278,990	$279,263	$255,341

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$58,583	$63,920	$47,761
Debt, current portion, net of issuance	—	33,819	37,896
Deferred revenue and customer deposits	7,719	8,130	6,249
Other current liabilities	12,471	14,948	11,709
Total current liabilities	78,773	120,817	103,615
Long-term debt, net of issuance	48,595	—	—
Deferred lease incentives	28,409	30,365	31,340
Deferred rent	20,076	20,321	20,235
Other long-term obligations	46	143	248
Total liabilities	175,899	171,646	155,438

Commitments and contingencies

Series A redeemable convertible preferred stock, $.0001 par value, 28,037 shares designated, 0, 8,473 and 8,473 shares issued and outstanding at July 30, 2005, January 29, 2005 and July 31, 2004 respectively.	—	8,331	8,331

Stockholders’ equity:
Common stock, $.0001 par value; 60,000,000 shares authorized; 37,542,096, 33,084,223 and 33,011,525 issued and outstanding at July 30, 2005, January 29, 2005 and July 31, 2004 respectively	3	3	3
Additional paid-in capital	168,533	159,233	158,871
Unearned compensation	—	—	(61)
Accumulated other comprehensive income	892	812	1,021
Accumulated deficit	(66,337)	(60,762)	(68,262)
Total stockholders’ equity	103,091	99,286	91,572

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$278,990	$279,263	$255,341

See Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Second Quarter		First Six Months
	Fiscal 2005	Fiscal 2004 (As restated – see Note 2)	Fiscal 2005	Fiscal 2004 (As restated – see Note 2)

Net revenue	$144,781	$120,942	$262,246	$219,800
Cost of revenue and occupancy	101,507	88,425	183,330	159,753
Gross profit	43,274	32,517	78,916	60,047
Selling, general and administrative expense	46,437	35,172	86,423	68,688

Loss from operations	(3,163)	(2,655)	(7,507)	(8,641)

Interest expense, net	(834)	(509)	(1,659)	(936)

Loss before income taxes	(3,997)	(3,164)	(9,166)	(9,577)

Income tax benefit	1,535	1,280	3,591	3,781

Net loss	$(2,462)	$(1,884)	$(5,575)	$(5,796)

Loss per share of common stock, basic and diluted	$(0.07)	$(0.06)	$(0.17)	$(0.18)

Weighted average shares outstanding, basic and diluted	33,259	32,903	33,185	32,847

See Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	First Six Months
	Fiscal 2005	Fiscal 2004 (As restated – see Note 2)

Cash flows from operating activities:
Net loss	$(5,575)	$(5,796)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	9,845	7,909
Changes in operating assets and liabilities:
Accounts receivable	366	254
Merchandise inventories	7,233	(16,802)
Prepaid expense, deferred tax and other assets	(4,765)	(6,018)
Accounts payable and accrued expenses	(5,337)	2,469
Deferred revenue and customer deposits	(411)	(982)
Other current liabilities	(2,477)	271
Deferred rent	(245)	11
Deferred lease incentives	(1,956)	(2,659)
Net cash used by operating activities	(3,322)	(21,343)

Cash flows from investing activities:
Capital expenditures	(11,955)	(5,115)
Net cash used by investing activities	(11,955)	(5,115)

Cash flows from financing activities:
Borrowings under line of credit, net	14,521	27,373
Repayments-other long-term obligations	(97)	(104)
Issuance of common stock	726	487
Net cash provided by financing activities	15,150	27,756

Effects of foreign currency exchange rate translation	43	(34)
Net (decrease) increase in cash and cash equivalents	(84)	1,264

Cash and cash equivalents:
Beginning of period	1,904	2,003
End of period	$1,820	$3,267

Additional cash flow information:
Cash paid during the period for interest	$1,183	$781
Cash paid during the period for income taxes	455	520
Non-cash financing transactions:
Conversion of preferred stock to common stock	$8,331	$210

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Restoration Hardware, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”) is a specialty retailer of high-quality home furnishings, functional and decorative hardware, bath ware and bath fixtures and related merchandise that reflects its classic and authentic American point of view. These products are sold through retail locations, catalogs and the Internet. As of July 30, 2005, the Company operated 102 retail stores and three outlet stores in 30 states, the District of Columbia and Canada.

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared from the Company’s records without audit and, in management’s opinion, include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at July 30, 2005, January 29, 2005 and July 31, 2004 results of operations for the second quarters and six months ended July 30, 2005 and July 31, 2004, respectively, and changes in cash flows for the six months ended July 30, 2005 and July 31, 2004, respectively. The balance sheet at January 29, 2005, as presented, has been derived from the Company’s audited financial statements for the fiscal year then ended. The condensed consolidated financial statements for the prior interim periods have been restated.  See Note 2 of the condensed consolidated financial statements for additional information.  The cumulative effect of this restatement was an increase in accumulated deficit of $4.0 million as of July 31, 2004 and an increase in pre-tax results of $205 thousand ($122 thousand, after tax) and $320 thousand ($192 thousand after tax) for the second quarter and six months ended July 31, 2004, respectively.

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

The results of operations for the second quarter and six months ended July 30, 2005 presented in this Form 10-Q are not necessarily indicative of the results to be expected for the full year.

Stock-based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with the provisions of Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The following table illustrates the effect on net loss and loss per share of common stock if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, to all stock-based employee compensation:

	Second Quarter		First Six Months
(Dollars in thousands, except share data)	Fiscal 2005	Fiscal 2004 (As restated – see Note 2)	Fiscal 2005	Fiscal 2004 (As restated – see Note 2)

Net loss as reported	$(2,462)	$(1,884)	$(5,575)	$(5,796)
Add: Stock-based employee compensation expense for all options granted below fair market value included in reported net loss (net of tax)	—	44	—	105
Deduct: Compensation expense for all stock-based employee compensation (net of tax) calculated in accordance with the fair value method	(978)	(884)	(1,847)	(1,559)
Pro forma net loss	$(3,440)	$(2,724)	$(7,422)	$(7,250)

Loss per share of common stock:
Basic and diluted, as reported	$(0.07)	$(0.06)	$(0.17)	$(0.18)
Basic and diluted, pro forma	$(0.10)	$(0.08)	$(0.22)	$(0.22)

Comprehensive Loss

Comprehensive loss consists of net loss and foreign currency translation adjustments.  The components of comprehensive loss for the second quarters and six months ended July 30, 2005 and July 31, 2004, respectively, are as follows:

	Second Quarter		First Six Months
(Dollars in thousands)	Fiscal 2005	Fiscal 2004 (As restated – see Note 2)	Fiscal 2005	Fiscal 2004 (As restated – see Note 2)
Components of comprehensive loss:

Net loss	$(2,462)	$(1,884)	$(5,575)	$(5,796)
Foreign currency translation adjustment	190	114	80	(34)
Total comprehensive loss	$(2,272)	$(1,770)	$(5,495)	$(5,830)

(2)  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their treatment under accounting principles generally accepted in the United States of America (“GAAP”). In response to this letter, management reviewed its lease accounting and determined that the Company’s method of accounting for rent holidays was not in accordance with GAAP. As a result, the Company restated its accompanying Condensed Consolidated Financial Statements as of and for the second quarter and the six months ended July 31, 2004.

Historically, and consistent with industry practice, the Company has recognized the straight line rent expense for leases generally beginning on the store opening date, which had the effect of excluding the construction period of its stores (rent holiday) from the calculation of the period over which the Company expensed rent. The Company determined that the appropriate accounting treatment is to include the construction period in its calculation of straight line rent in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” The Company corrected its straight line rent accrual and deferred rent credits accordingly. The cumulative effect of this restatement was an increase in accumulated deficit of $3.4 million as of July 31, 2004 and an increase in pre-tax results of $205 thousand ($122 thousand, after tax)  and $320 thousand ($192 thousand, after tax) for the second quarter and six months ended July 31, 2004, respectively. Additionally, the Company corrected an error recorded in fiscal 2001 related to tax accounting; the correction had the effect of increasing the accumulated deficit and decreasing prepaid tax assets by $0.6 million as of July 31, 2004.

Following is a summary of the effects of the restatement on the Company’s Condensed Consolidated Financial Statements as of and for the second quarter and six months ended July 31, 2004 (in thousands except share data):

	Condensed Consolidated Statement of Operations
(Dollars in thousands, except per share data)	As previously reported	Adjustments	As restated
Second quarter ended July 31, 2004
Cost of revenue and occupancy	$88,630	(205)	88,425
Gross profit	32,312	205	32,517
Loss from operations	(2,860)	205	(2,655)
Loss before income taxes	(3,369)	205	(3,164)
Income tax benefit	1,363	(83)	1,280
Net loss	(2,006)	122	(1,884)
Net loss per share of common stock—basic and diluted	$(0.06)	0.00	(0.06)

	Condensed Consolidated Statement of Operations
(Dollars in thousands, except per share data)	As previously reported	Adjustments	As restated
First six months ended July 31, 2004
Cost of revenue and occupancy	$160,073	(320)	159,753
Gross profit	59,727	320	60,047
Loss from operations	(8,961)	320	(8,641)
Loss before income taxes	(9,897)	320	(9,577)
Income tax benefit	3,909	(128)	3,781
Net loss	(5,988)	192	(5,796)
Net loss per share of common stock—basic and diluted	$(0.18)	0.00	(0.18)

	Condensed Consolidated Balance Sheet
(Dollars in thousands)	As previously reported	Adjustments	As restated
July 31, 2004
Prepaid expense and other current assets	$18,579	(1,298)	17,281
Deferred tax assets, net	15,138	2,913	18,051
Other assets	5,957	(128)	5,829
Deferred rent	14,786	5,449	20,235
Accumulated deficit	(64,285)	(3,977)	(68,262)
Total stockholders’ equity	$95,534	(3,962)	91,572

3.  LONG-TERM DEBT, NET

On July 29, 2005 the Company entered into an agreement (“The Amendment”) to amend its existing line of credit. The Amendment increases the revolving loan commitment available to the Company under the Credit Agreement from $100.0 million to $150.0 million and provides for an extension of the maturity date of the revolving loan from June 30, 2006 to June 30, 2009. In addition, The Amendment reduces the interest rate on base advances and provides for incremental advances with availability determined from the application of a higher advance rate on the Company’s borrowing base. Those incremental advances would be subject to higher interest rates. To the extent that borrowings are outstanding under the incremental advance provision, the Company would be required to maintain a minimum fixed charge coverage ratio. The Amendment also eliminates the lock box restriction except upon the occurrence of certain events, such as an event of default. Other elements of the Credit Agreement remain materially unchanged.

As of July 30, 2005, $48.6 million was outstanding under the line of credit, net of unamortized debt issuance costs of $1.0 million, and there was $11.6 million in letters of credit outstanding.  As a result of the Amendment, the balance of $48.6 million at July 30, 2005 is considered a long-term liability rather than a current liability and has been classified accordingly.  Borrowings made under the revolving credit facility are subject to interest at either, the bank’s reference rate or LIBOR plus a margin. As of July 30, 2005, the bank’s reference rate was 6.75% and the LIBOR plus margin rate was 4.94%. The availability of credit at any given time under the revolving credit facility is limited by reference to a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and reserves established by the agent of the revolving credit facility.  As a result of the borrowing base formula, the actual borrowing availability under the revolving credit facility could be less than the stated amount of the revolving credit facility reduced by the actual borrowings and outstanding letters of credit.

The revolving credit facility contains various restrictive covenants, including limitations on the ability to incur additional debt, acquisition of other businesses and payment of dividends and other distributions.  The revolving credit facility does not contain any other significant financial or coverage ratio covenants unless the Company takes advantage of the incremental advance provision.  If the Company does receive an advance under the incremental advance provision, the Company is required to maintain a fixed asset coverage ratio. The revolving credit facility also does not require that the Company repay all borrowings for a proscribed “clean-up” period each year.

4.  INCOME TAXES

SFAS No. 109, “Accounting for Income Taxes”, requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally takes into account all expected future events then known to it, other than changes in the tax law or rates, which are not permitted to be considered. Accordingly, the Company may record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The amount of valuation allowance would be based upon management’s best estimate of the recoverability of its deferred tax assets. While future taxable income and ongoing prudent and feasible tax planning are considered in determining the amount of the valuation allowance, this allowance is subject to adjustment in the future. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

5. LOSS PER SHARE OF COMMON STOCK

Basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods. Diluted loss per share of common stock is computed by dividing net loss by the weighted average number of common stock and potentially dilutive common stock equivalents outstanding during the period. Diluted loss per share of common stock reflects the potential dilution that could occur if options to issue common stock were exercised, or preferred stock previously outstanding had been converted into common stock. The following table details potential dilutive effects of the weighted average number of certain common stock equivalents that have been excluded from diluted loss per share of common stock, because their inclusion would be anti-dilutive, since the Company experienced a net loss in each of the second quarters and first six months of fiscal 2005 and 2004, respectively:

	Second Quarter		First Six Months
	Fiscal 2005	Fiscal 2004	Fiscal 2005	Fiscal 2004

Common stock issuable upon conversion of the Series A preferred stock	4,260,144	4,323,355	4,260,144	4,341,532
Common stock subject to outstanding stock options	874,252	813,396	1,119,251	690,262
Total	5,134,396	5,136,751	5,379,395	5,031,794

The above stock options represent only those stock options whose exercise prices are less than the average market price of the stock for the periods.  In addition to the stock options included in the table above, there were an additional 3,463,710 and 3,470,470 for the second quarters of fiscal 2005 and 2004, respectively, and 3,818,253 and 3,765,028 stock options for the first six months of fiscal 2005 and 2004, respectively, that were excluded from the table because the option exercise price for those stock options exceeded the average stock price for those periods.  All outstanding shares of Series A preferred stock were converted effective July 30, 2005 into common stock.  See Note 7 to the Condensed Consolidated Financial Statements for additional information.

6. SEGMENT REPORTING

The Company classifies its business interests into two identifiable segments: retail and direct-to-customer. The retail segment includes all revenue and expenses associated with the Company’s retail locations. The direct-to-customer segment includes all revenue and expenses associated with catalog and Internet revenue. The Company also has a wholly owned furniture manufacturing company located in Sacramento, California, The Michaels Furniture Company, Inc. (“Michaels”).  Michael’s revenue is recorded as either retail revenue or direct-to-customer revenue based on the channel in which the sale was initiated, and management decisions on resource allocation and performance assessment are made based on these two identifiable segments.  The Company evaluates performance and allocates resources based on results from operations, which excludes certain unallocated costs. Certain segment information, including segment assets, asset expenditures and related depreciation expense, is not presented as all of the Company’s assets are commingled and are not available by segment.

Financial information for the Company’s business segments is as follows:

	Second Quarter		First Six Months
(Dollars in thousands)	Fiscal 2005	Fiscal 2004	Fiscal 2005	Fiscal 2004

Net Revenue:
Retail	$101,900	$92,350	$186,576	$169,347
Direct-to-customer	42,881	28,592	75,670	50,453
Consolidated net revenue	$144,781	$120,942	$262,246	$219,800

	Second Quarter		First Six Months
	Fiscal 2005	Fiscal 2004 (As restated – see Note 2)	Fiscal 2005	Fiscal 2004 (As restated – see Note 2)
Income (loss) from operations:
Retail	$8,554	$8,162	$15,669	$13,097
Direct-to-customer	6,442	4,040	11,042	7,059
Unallocated	(18,159)	(14,857)	(34,218)	(28,797)
Consolidated loss from operations	$(3,163)	$(2,655)	$(7,507)	$(8,641)

7. CONVERSION OF SERIES A PREFERRED STOCK

As of July 30, 2005 the remaining holders of the Series A preferred stock elected to convert their shares of Series A preferred stock into common stock.  Pursuant to the Company’s Certificate of Designation of Series A and Series B Preferred Stock, each share of Series A Preferred Stock was convertible into such number of shares of common stock as determined by dividing $1,000 by the conversion price, which was $1.9889 at the time of such conversion. As a result of the conversion, the 8,473 shares of Series A Preferred Stock outstanding on July 30, 2005 were converted into 4,260,144 shares of Common Stock.

8. NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement is effective for the Company’s 2005 fiscal year-end. The Company believes the adoption of SFAS 151 will not have a significant impact on the overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment.”  SFAS 123(R) requires the recognition of compensation expense relating to share-based payment transactions in consolidated financial statements. That expense will be measured based on the fair value of the equity or liability instruments issued as of the grant date, for the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) is effective for interim periods that begin after June 15, 2005. The Company is allowed to select from three alternative transition methods, each having different reporting implications. The Company has not completed its evaluation or determined the impact of adopting SFAS 123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which changes the requirements for reporting a change in accounting principle. This statement is effective beginning January 1, 2006. SFAS 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3 ”Reporting Accounting Changes in Interim Financial Statements.”   The Company believes the adoption of SFAS 154 will not have a significant impact on the overall results of operations or financial position.

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

We operate on a 52-53 week fiscal year ending on the Saturday closest to January 31st.  Our current fiscal year is 52 weeks and ends on January 28, 2006 (“fiscal 2005”) and the prior fiscal year was 52 weeks and ended on January 29, 2005 (“fiscal 2004”).

The Condensed Consolidated Financial Statements for the prior periods have been restated. See Note 2 of the Condensed Consolidated Financial Statements for additional information. The disclosure and amounts included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the effects of the restatement.

As of July 30, 2005, the Company operated 102 full-priced retail stores and three outlet stores in 30 states, the District of Columbia and Canada. In addition to our retail stores, we operate a direct-to-customer (“direct”) sales channel that includes both catalog and Internet.  In the second quarter of fiscal 2005 we began the remodel of a majority of our stores. The remodeled stores enabled us to expand the merchandise offerings in certain core categories, particularly lighting and textiles, and present those offerings with more clarity and focus. The remodeling program is expected to require an investment of $15 million of which approximately $8.0 million was paid in the second quarter and reflected as capital expenditures in our Condensed Consolidated Statements of Cash Flow. The effort also required the removal of some existing store fixtures. The cost of accelerating the depreciation associated with those fixtures of $1.6 million was fully expensed in the second quarter and reflected in selling, general and administrative expense.

In July 2005 we opened our third outlet store which is located in Seattle, Washington.  We anticipate opening one new full price retail store and two additional outlet stores in fiscal 2005, and we have no current plans to close any stores.  On an ongoing basis we evaluate stores for closure based on underperformance.  While we do not currently have any reserves established for store closures, we periodically make judgments about which stores we should close and which stores we should continue to operate.  A material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise trends and consumer demands may cause us to close additional under-performing stores.

The following table sets forth for the periods indicated the amount and percentage of net revenue represented by certain line items in our Condensed Consolidated Statements of Operations.

(Dollars in thousands, except per share data)	Second Quarter Fiscal 2005	% of Net Revenue	Second Quarter Fiscal 2004 (As restated-see Note 2)	% of Net Revenue	First Six Months Fiscal 2005	% of Net Revenue	First Six Months Fiscal 2004 (As restated- see Note 2	% of Net Revenue

Retail net revenue	$101,900	70.4%	$92,350	76.4%	$186,576	71.1%	$169,347	77.0%
Direct-to-customer net revenue	42,881	29.6	28,592	23.6	75,670	28.9	50,453	23.0
Net revenue	144,781	100.0	120,942	100.0	262,246	100.0	219,800	100.0
Cost of revenue and occupancy	101,507	70.1	88,425	73.1	183,330	69.9	159,753	72.7
Gross profit	43,274	29.9	32,517	26.9	78,916	30.1	60,047	27.3
Selling, general and administrative expense	46,437	32.1	35,172	29.1	86,423	33.0	68,688	31.2
Loss from operations	(3,163)	(2.2)	(2,655)	(2.2)	(7,507)	(2.9)	(8,641)	(3.9)
Interest expense, net	(834)	(0.6)	(509)	(0.4)	(1,659)	(0.6)	(936)	(0.5)
Loss before income taxes	(3,997)	(2.8)	(3,164)	(2.6)	(9,166)	(3.5)	(9,577)	(4.4)
Income tax benefit	1,535	1.1	1,280	1.0	3,591	1.4	3,781	1.8
Net loss	$(2,462)	(1.7)	$(1,884)	(1.6)	$(5,575)	(2.1)	$(5,796)	(2.6)
Loss per share of common stock — basic & diluted	$(0.07)		$(0.06)		$(0.17)		$(0.18)

Loss from operations, which includes a pre-tax, non-cash charge of $1.6 million described above, increased 19% to $3.2 million for the second quarter of fiscal 2005 as compared to a loss from operations of $2.7 million for the second quarter of fiscal 2004. Net loss was $2.5 million ($0.07 per share) for the second quarter of fiscal 2005, compared to a net loss of $1.9 million ($0.06 per share) for the second quarter of fiscal 2004.

Loss from operations, which includes a pre-tax, non-cash charge of $1.6 million, improved 13% to $7.5 million for the first six months of fiscal 2005 as compared to a loss from operations of $8.6 million for the first six months of fiscal 2004.  Net loss was $5.6 million ($0.17 per share) for the first six months of fiscal 2005, compared to a net loss of $5.8 million ($0.18 per share) for the first six months of fiscal 2004.

Second quarter net revenue was up 20% to $144.8 million, versus $120.9 million in the second quarter last year, with comparable store sales up 5.6% for the quarter and direct-to-customer revenue up 50% from the second quarter of fiscal 2004.  The increase in revenue combined with an expansion of our gross margin of 300 basis points, resulted in a 33% growth in gross profit dollars. The expansion of our gross margin from 26.9% to 29.9% was attributable to continued improvements in our supply chain and distribution costs of 190 basis points and leverage of our occupancy costs of 120 basis points.  The improvements were somewhat offset by a slight decrease in product margins. Product margins were down 10 basis points reflecting the impact of heavier markdowns due to the repositioning of our merchandise assortment for the fall and the effect of lower margin outlet and warehouse event selling.  Selling, general and administrative expense for the second quarter increased $11.3 million, including the $1.6 million non-cash charge referred to above, and expressed as a percentage of revenue, was higher than the second quarter of fiscal 2004 by 300 basis points.  The increase was driven primarily by a combination of increased revenue and higher catalog circulation costs expressed as a percent of revenue of 165 basis points and 110 basis points for the non-cash charge associated with the store remodeling efforts. As previously discussed, we believe that selling, general and administrative costs will continue to de-leverage in future quarters, in part due to higher catalog circulation costs which tend to rise at a higher rate than total revenue, reflecting the dynamic growth of our direct-to-customer business.  Operating loss including the pre-tax, non-cash charge of $1.6 million, increased 19% to $3.2 million for the second quarter of fiscal 2005 versus the prior year’s second quarter of $2.7 million.

The first six months net revenue was up 19% to $262.2 million, versus $219.8 million in the first six months last year, with comparable store sales up 5.3% for the first six months and direct-to-customer revenue up 50% from the first six months of fiscal 2004.  The increase in revenue combined with expansion of our gross margin of 280 basis points, resulted in a 31% increase in gross profit dollars. The expansion of our gross margin from 27.3% to 30.1% was attributable to improvements in our supply chain and distribution costs of 120 basis points, leverage of our occupancy costs of 130 basis points and a 30 basis point increase in product margins.  Selling, general and administrative expense for the first six months increased $17.7 million, including the $1.6 million remodeling non-cash charge referred to above, and expressed as a percentage of revenue, was higher than the first six months of fiscal 2004 by 180 basis points.  The increase was driven primarily by a combination of increased revenue and higher catalog circulation costs expressed as a percent of revenue of 120 basis points and 60 basis points for the non-cash charge associated with store remodeling efforts.  Operating results including the pre-tax, non-cash charge of $1.6 million, improved 13% to a loss of $7.5 million for the first six months of fiscal 2005 compared to an operating loss of $8.6 million in the first six months of fiscal 2004.

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

REVENUE

Retail Net Revenue and Segment Results

	Second Quarter		First Six Months
(Dollars in thousands)	Fiscal 2005	Fiscal 2004	Fiscal 2005	Fiscal 2004

Retail net revenue	$101,900	$92,350	$186,576	$169,347

Retail net revenue growth percentage	10%	13%	10%	11%

Comparable store sales growth	5.6%	9.4%	5.3%	9.2%

Income from operations	$8,554	$8,162	$15,669	$13,097
Income from operations – percent of net revenue	8.4%	8.8%	8.4%	7.7%

Number of stores at beginning of period	102	102	102	103
Number of stores opened	—	1	—	1
Number of stores closed	—	(1)	—	(2)
Number of stores at end of period	102	102	102	102

Store selling square feet at end of period	676,520	673,910	676,520	673,910

Retail net revenue for the second quarter of fiscal 2005 increased by $9.6 million, or 10%, as compared to the second quarter of fiscal 2004 primarily due to a $4.9 million, or 5.6%, increase in comparable store sales.  Retail net revenue for the first six months of fiscal 2005 increased by $17.2 million, or 10%, as compared to the first six months of fiscal 2004 primarily due to an $8.7 million, or 5.3%, increase in comparable store sales.  The increases in comparable store sales for the second quarter and first six months of fiscal 2005 was primarily driven by higher sales of our core product offerings.  Additionally, retail revenue increased during the second quarter and first six months of fiscal 2005 due to increased warehouse sale events and new outlet stores.  Warehouse sales revenue and outlet store revenue is included in retail revenue, but is excluded from our comparable store sales.  Net revenue related to our warehouse sales and outlets was $6.1 million for the second quarter and $9.0 million for the first six months of fiscal 2005, compared to $3.6 million in the second quarter and first six months of fiscal 2004.  Additionally, several previously opened stores, although not open long enough to be included in calculations of comparable store sales, contributed positively to the second quarter of fiscal 2005.

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

During the quarter we began the remodel of a majority of the stores in order to expand our merchandise offerings in certain core categories, particularly for lighting and textiles, and present these offerings with more clarity and focus.  The remodeling program will require an investment of approximately $15 million, of which approximately $8.0 million was paid in the second quarter, and required the removal of some existing store fixtures.  As a result, income from operations includes a $1.6 million non-cash charge reflecting the cost of these store fixtures.

Income from operations for the retail segment, including the $1.6 million non-cash charge detailed above, increased 4.8% to $8.6 million or 8.4% of net retail revenue in the second quarter of fiscal 2005, from $8.2 million or 8.8% of net retail revenue in the second quarter of fiscal 2004.  Gross margin improved by 20 basis points from a combination of the following: supply chain and distribution cost savings of 100 basis points and leverage achieved on store occupancy of 30 basis points, offset by product margin reduction of 110 basis points. Product margin pressure resulted from the remerchandising efforts, primarily in lighting and decorative accessories, as well as from lower margin outlet and warehouse event selling.  Selling, general and administrative expense for the segment increased by 60 basis points, due to a 100 basis point improvement in various store expenses which were more than offset by the effect of the 160 basis point non-cash charge associated with the store remodeling efforts.  Income from operations for the retail segment include the costs of retail stores results less direct costs of the store field operations.

Income from operations for the retail segment, including the $1.6 million non-cash charge detailed above, increased 19.6% to $15.7 million, or 8.4% of net retail revenue in the first six months of fiscal 2005 from $13.1 million, or 7.7% of net retail revenue in the first six months of fiscal 2004.  Gross margin improved by 90 basis points from a combination of supply chain and distribution cost savings of 110 basis points and leverage achieved on store occupancy of 50 basis points, offset by product margin pressure of 70 basis points from the remerchandising efforts and lower margins from outlet and warehouse event selling.  Selling, general and administrative expense for the segment increased by 20 basis points, due to 110 basis point improvement in various store expenses, offset by the 90 basis point impact of the non-cash charge associated with the store remodeling efforts.

Direct-to-Customer Net Revenue and Segment Results

	Second Quarter		First Six Months
(Dollars in thousands)	Fiscal 2005	Fiscal 2004 (As restated- see Note 2)	Fiscal 2005	Fiscal 2004 (As restated- see Note 2)

Catalog revenue	$22,674	$16,112	$40,754	$28,576

Internet revenue	20,207	12,480	34,916	21,877
Total direct-to-customer net revenue	$42,881	$28,592	$75,670	$50,453

Income from operations	$6,442	$4,040	$11,042	$7,059
Income from operations – percent of net revenue	15.0%	14.1%	14.6%	14.0%

Growth percentages:
Direct-to-customer net revenue	50%	103%	50%	99%
Number of catalogs mailed	14%	35%	16%	29%
Pages circulated	50%	73%	48%	66%

Direct-to-customer net revenue consists of both catalog and Internet sales.  Direct-to-customer net revenue for the second quarter of fiscal 2005 increased $14.3 million, or 50%, as compared to the second quarter of fiscal 2004 and direct-to-customer net revenue for the first six months of fiscal 2005 increased $25.2 million, or 50%, as compared to the first six months of fiscal 2004.  The higher sales are a result of increased circulation of 14% for the second quarter, a 50% increase in pages circulated and a maintained sales productivity per page.  For the first six months circulation increased 16%, pages circulated increased 48% and sales productivity per page increased slightly.  Catalog sales grew 41% in the second quarter and 43% in the first six months to $22.7 million and $40.8 million, respectively.  Internet sales grew 62% in the second quarter and 60% in the first six months to $20.2 million and $34.9 million, respectively, as a result of our website marketing efforts coupled with growing customer familiarity with the Internet and from strong customer response to our spring and summer product offerings.

Income from operations for the direct-to-customer segment was $6.4 million, or 15.0% of net direct revenue, in the second quarter of fiscal 2005 as compared to $4.0 million, or 14.1% of net direct revenue, in the same quarter of the prior fiscal year.  This increase of $2.4 million, or 59%, represents a 90 basis point improvement and is primarily the result of a 330 basis point improvement in gross margin due to improvements in supply chain and distribution costs offset by a 140 basis point increase in catalog circulation costs and a 100 basis point increase in various other costs.

Income from operations for the direct-to-customer segment was $11.0 million, or 14.6% of net direct-to-customer revenue, in the first six months of fiscal 2005 as compared to $7.1 million, or 14.0% of net direct revenue, in the first six months of the prior fiscal year.  This increase of $4.0 million, or 56%, represents a 60 basis point improvement and is primarily the result of a 300 basis point improvement in gross margin due to improvements in supply chain and distribution costs of 180 basis points and product margin improvement of 120 basis points offset by a 140 basis point increase in catalog circulation costs and a 100 basis point increase in various other costs.

EXPENSES

Cost of Revenue and Occupancy Expense

Total cost of revenue and occupancy increased $13.1 million during the second quarter of fiscal 2005 and $23.6 million during the first six months of fiscal 2005.  As a percentage of net revenue these costs reduced by 300 basis points to 70.1%, from 73.1% for the second quarter of fiscal 2004.  Significant leverage was achieved in our relatively fixed store occupancy costs by 120 basis points and continued improvement in our supply chain and distribution costs of 190 basis points.  Product margins for the second quarter of fiscal 2005 were unfavorable by 10 basis points as compared to the second quarter of fiscal 2004, reflecting the heavier markdowns that occurred in the second quarter of fiscal 2005 due to the repositioning of our merchandise offering for the fall and the effect of lower margin outlet and warehouse selling events.

For the first six months of fiscal 2005, cost of revenue and occupancy expense expressed as a percentage of net revenue improved 280 basis points to 69.9% from 72.7% for the first six months of fiscal 2004.  Significant improvements were achieved due to the leveraging of relatively fixed store occupancy costs by 130 basis points, a 120 basis point improvement in our supply chain and distribution costs and slightly improved product margins by 30 basis points.

Selling, General and Administrative Expense

Selling, general and administrative expense for the second quarter increased $11.3 million to $46.4 million, including the $1.6 million non-cash charge referred to previously, and expressed as a percentage of revenue, was higher than the second quarter of fiscal 2004 by 300 basis points at 32.1% of net revenue compared to 29.1% in the same quarter last year.  The increase in expense was driven primarily by the effect of increased revenue on variable costs coupled with higher catalog circulation costs expressed as a percent of revenue of 165 basis points and 110 basis points for the $1.6 million non-cash charge associated with remodeling efforts.

Selling, general and administrative expense for the first six months increased $17.7 million to $86.4 million, including the $1.6 million non-cash charge referred to previously, and expressed as a percentage of revenue, was higher than the first six months of fiscal 2004 by 180 basis points at 33.0% of net revenue compared to 31.2% in the first six months of last year.  The increase in expense was driven primarily by the effect of increased revenue on variable costs coupled with higher catalog circulation costs expressed as a percent of revenue of 120 basis points and 60 basis points for the $1.6 million non-cash charge associated with remodeling efforts.

We expect that as the direct-to-customer channel revenue grows at a faster rate than retail revenue, the costs of catalog circulation will necessarily have the effect of de-leveraging selling, general and administrative expense as a percentage of net revenue, as occurred for the second quarter and first six months of fiscal 2005.

Interest Expense, Net

Interest expense, net includes interest on borrowings under our revolving credit facility and amortization of debt issuance costs. For the second quarter of fiscal 2005, interest expense, net was $0.8 million, an increase of $0.3 million as compared to $0.5 million for the second quarter of fiscal 2004.  For the first six months of fiscal 2005, interest expense, net was $1.7 million, an increase of $0.8 million as compared to $0.9 million for the first six months of fiscal 2004.  These increases were due to an increase in our average debt levels and slightly higher borrowing rates.

Income Tax Benefit

Our effective tax rate for the first six months is consistent with the prior year at 39% and was 38% for the second quarter compared to 39% for the same quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

For the first six months of fiscal 2005, net cash used by operating activities was $3.3 million compared to $21.3 million of net cash used by operating activities for the first six months of fiscal 2004. Major drivers of cash flow used by operating activities are net operating results, the effect of changes in inventory due to seasonal needs and sales growth requirements, as well as the timing of the vendor payments for those goods.  Generally, we would expect inventories to build throughout the year from seasonally low year-end levels.  The decline in merchandise inventories of $7.2 million in the first six months of fiscal 2005 reflects the higher level of fiscal 2004 year-end inventory as we experienced an acceleration of spring inventory receipts, as well as the effect of slightly delayed fall 2005 receipts.  During the same six month period in fiscal 2005, accounts payable and accrued expenses declined by $5.3 million, primarily reflecting the timing of payment for those receipts.  The first six months of fiscal 2004 reflects a more typical pattern of seasonal inventory increases of $16.8 million; while at the same time, increases in sourcing of foreign sourced products resulted in an acceleration of the timing of payment for our goods and accordingly a lower level increase in accounts payable and accrued expenses of $2.5 million.

Investing Cash Flows

Net cash used by investing activities was $12.0 million for the first six months of fiscal 2005, an increase of $6.9 million compared to $5.1 million of cash used by investing activities for the first six months of fiscal 2004. The cash used for investing activities for the first six months of fiscal 2005 primarily related to the second quarter remodeling of a majority of our stores to expand our merchandise offerings.  As previously stated, the remodeling program will require an investment of approximately $15 million and as of July 30, 2005, approximately $8 million had been paid.

Financing Cash Flows

Net cash provided by financing activities was $15.2 million for the first six months of fiscal 2005, compared to net cash provided by financing activities of $27.8 million for the first six months of fiscal 2004. Substantially all of the net cash provided by financing activities resulted from an increase in net borrowings under our revolving credit facility.

On July 29, 2005 the Company entered into an agreement (“The Amendment”) to amend its existing line of credit. The Amendment increases the revolving loan commitment available to the Company under its Credit Agreement from $100.0 million to $150.0 million and provides for an extension of the maturity date of the revolving loan from June 30, 2006 to June 30, 2009. In addition, The Amendment reduces the interest rate on base advances and provides for incremental advances with availability determined from the application of a higher advance rate on the Company’s borrowing base. Those incremental advances would be subject to higher interest rates. To the extent that borrowings are outstanding under the incremental advance provision, the Company would be required to maintain a minimum fixed charge coverage ratio. The Amendment also eliminates the lock box restriction except upon the occurrence of certain events, such as an event of default. Other elements of the Credit Agreement remain materially unchanged.

As of July 30, 2005, $48.6 million was outstanding under the line of credit, net of unamortized debt issuance costs of $1.0 million, and there was $11.6 million in letters of credit outstanding.  As a result of the Amendment, the balance of $48.6 million at July 30, 2005 is considered a long-term liability rather than a current liability and has been classified accordingly.  Borrowings made under the revolving credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin. As of July 30, 2005, the bank’s reference rate was 6.75% and the LIBOR plus margin rate was 4.94%. The availability of credit at any given time under the revolving credit facility is limited by reference to a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and reserves established by the agent of the revolving credit facility.  As a result of the borrowing base formula, the actual borrowing availability under the revolving credit facility could be less than the stated amount of the revolving credit facility reduced by the actual borrowings and outstanding letters of credit.

The revolving credit facility contains various restrictive covenants, including limitations on the ability to incur additional debt, acquisition of other businesses and payment of dividends and other distributions.  The revolving credit facility does not contain any other significant financial or coverage ratio covenants unless the Company takes advantage of the incremental advance provision.  If the Company does receive an advance under the incremental advance provision, the Company is required to maintain a fixed asset coverage ratio. The revolving credit facility also does not require that the Company repay all borrowings for a proscribed “clean-up” period each year

We currently believe that our cash flows from operations and funds available under our revolving credit facility will satisfy our expected working capital and capital requirements, for at least the next 12 months. However, the weakening of, or other adverse developments concerning our sales performance or adverse developments concerning the availability of credit under our revolving credit facility due to covenant limitations or other factors could limit the overall availability of funds to us. We may not have successfully anticipated our future capital needs or the timing of such needs and we may need to raise additional funds in order to take advantage of unanticipated opportunities. We also may need to raise additional funds to respond to changing business conditions or unanticipated competitive pressures. However, should the need arise, additional sources of financing may not be available or, if available, may not be on terms favorable to our stockholders or us. If we fail to raise sufficient funds, we may be required to delay or abandon some of our planned future expenditures or aspects of our current operations. For more information, please see the section ”Factors That May Affect Our Future Operating Results,” below, in particular the sections “We are dependent on external funding sources, which may not make available to us sufficient funds when we need them,” and “Because our business requires a substantial level of liquidity, we are dependent upon a revolving credit facility with numerous restrictive covenants that limit our flexibility.”

As of July 30, 2005 the remaining holders of the Series A preferred stock elected to convert their shares of Series A preferred stock into common stock. Pursuant to the Company’s Certificate of Designation of Series A and Series B Preferred Stock, each share of Series A Preferred Stock was convertible into such number of shares of common stock as determined by dividing $1,000 by the conversion price, which was $1.9889 at the time of such conversion. As a result of the conversion, the 8,473 shares of Series A Preferred Stock outstanding on July 30, 2005 were converted into 4,260,144 shares of Common Stock.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement is effective for the Company’s 2005 fiscal year-end. The Company believes the adoption of SFAS 151 will not have a significant impact on the overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R) ”Share-Based Payment.”  SFAS 123(R) requires the recognition of compensation expense relating to share-based payment transactions in consolidated financial statements. That expense will be measured based on the fair value of the equity or liability instruments issued as of the grant date, for the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) is effective for interim periods that begin after June 15, 2005. The Company is allowed to select from three alternative transition methods, each having different reporting implications. The Company has not completed its evaluation or determined the impact of adopting SFAS 123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which changes the requirements for reporting a change in accounting principle. This statement is effective beginning January 1, 2006. SFAS 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3 ”Reporting Accounting Changes in Interim Financial Statements.”   The Company believes the adoption of SFAS 154 will not have a significant impact on the overall results of operations or financial position.

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

A variety of factors affect our comparable store sales including, among other things, the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise mix, promotional events, the impact of competition and our ability to execute our business strategy efficiently. Our comparable store sales increased 5.3 % in the first six months of fiscal 2005 versus the first six months of fiscal 2004, based on the same number of stores. Past comparable store sales results may not be indicative of future results. As a result, the unpredictability of our comparable store sales may cause our revenue and operating results to vary from quarter to quarter, and an unanticipated decline in comparable store sales may cause our stock price to fluctuate.

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

As of July 30, 2005, we had approximately 3,500 full and part time employees, and while we believe our relations with our employees are generally good, we cannot predict the effect that any future organizational activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations and increases in our labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

We are dependent on external funding sources, which may not make available to us sufficient funds when we need them.

We have significantly relied and may rely in the future on external funding sources to finance our operations and growth. Any reduction in cash flow from operations could increase our external funding requirements to levels above those currently available to us. While we currently have in place a $150.0 million revolving credit facility, the amount available under this facility could be less than the stated amount if there is a shortfall in the availability of eligible collateral to support the borrowing base and reserves as established by the terms of the revolving credit facility. We currently believe that our cash flow from operations and funds available under our revolving credit facility will satisfy our capital and operating requirements for at least the next 12 months. However, the weakening of, or other adverse developments concerning, our sales performance or adverse developments concerning the availability of credit under our revolving credit facility due to covenant limitations or other factors could limit the overall amount of funds available to us.

Our revolving credit facility contains a clause which allows our lenders to forego additional advances should they determine there has been a material adverse change in our operations, business, properties, assets, liabilities, condition or prospects or a condition or event that is reasonably likely to result in a material adverse change in our financial position or prospects reasonably likely to result in a material adverse effect on our business, condition (financial or otherwise), operations, performance or properties taken as a whole. However, our lenders have not notified us of any indication that a material adverse effect exists at July 30, 2005 or that a material adverse change has occurred. We believe that no material adverse change has occurred and we believe that we will continue to borrow on the line of credit to fund our operations over the term of the revolving credit facility. We do not anticipate any changes in our business practices that would result in any determination that there has been a material adverse effect in our operations, business, properties, assets, liabilities, condition or prospects. However, we cannot be certain that our lenders will not make such a determination in the future.

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

Our business requires substantial liquidity in order to finance inventory purchases, the employment of sales personnel for the peak holiday period, advertising for the holiday buying season and other similar advance expenses. As described above, we currently have in place a revolving credit facility that provides for an overall commitment of $150.0 million. Over the past several years, we have entered into modifications, amendments and restatements of this revolving credit facility, primarily to address changes in the requirements applicable to us under the revolving credit facility documents, and, most recently, to increase the stated amount of commitment under the facility amongst other things.

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

During the second quarter of fiscal year 2005, we purchased approximately 65% of our merchandise directly from vendors located abroad. As an importer, our future success will depend in large measure upon our ability to maintain our existing foreign supplier relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them. Additionally, many of our imported products are subject to existing duties, tariffs and quotas that may limit the quantity of some types of goods, which we may import into the United States of America. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the United States of America, changes in import duties, tariffs and quotas, loss of “most favored nation” trading status by the United States of America in relation to a particular foreign country, work stoppages including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States of America, freight cost increases, economic uncertainties, including inflation, foreign government regulations, and political unrest and trade restrictions, including the United States of America retaliating against protectionist foreign trade practices. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political, financial or other instabilities that are particular to their home countries, including without limitation local acts of terrorism or economic, environmental or health and welfare-related crises, which may in turn result in limitations or temporary or permanent halts to their operations, restrictions on the transfer of goods or funds and/or other trade disruptions. If any of these or other factors were to render the conduct of business in particular countries undesirable or impractical, our financial condition and results of operations could be materially adversely affected.

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

For the first six months of fiscal year 2005, revenue through our direct-to-customer channel grew by 50% as compared to the same period in the prior fiscal year. Increased activity in our direct-to-customer business could result in material changes in our operating costs, including increased merchandise inventory costs and costs for paper and postage associated with the distribution and shipping of catalogs and products. Although we intend to attempt to mitigate the impact of these increases by improving sales revenue and efficiencies, we cannot assure you that we will succeed in mitigating expenses with increased efficiency or that cost increases associated with our direct-to-customer business will not have an adverse effect on the profitability of our business. Additionally, while we outsource to a third party the fulfillment of our direct-to-customer division, including customer service and non-furniture distribution, the third party may not have the capacity to accommodate our growth. This lack of capacity may result in delayed customer orders and deficiencies in customer service, both of which may adversely affect our reputation, cause us to lose sales revenue and limit or counter recent growth in our direct-to-customer business.

We depend on key personnel and could be affected by the loss of their services because of the limited number of qualified people in our industry.

The success of our business will continue to depend upon our key personnel, including our Chairman, President and Chief Executive Officer, Gary Friedman. Competition for qualified employees and personnel in the retail industry is intense. The process of locating personnel with the combination of skills and attributes required to carry out our goals is often lengthy. Our success depends to a significant degree upon our ability to attract, retain and motivate qualified management, marketing and sales personnel, in particular store managers, and upon the continued contributions of these people. We cannot assure you that we will be successful in attracting and retaining qualified executives and personnel.  In addition, our employees may voluntarily terminate their employment with us at any time.  For instance, as previously disclosed, our Chief Financial Officer will resign effective September 9, 2005.  We do not maintain any key man life insurance. The loss of the services of key personnel or our failure to attract additional qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

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

The success of our business depends to a significant extent upon the level of consumer spending. A number of economic conditions affect the level of consumer spending on merchandise that we offer, including, among other things, the general state of the economy, general business conditions, the level of consumer debt, interest rates, rising oil prices, taxation and consumer confidence in future economic conditions. More generally, reduced consumer confidence and spending may result in reduced demand for discretionary items and luxury retail products, such as our products. Reduced consumer confidence and spending also may result in limitations on our ability to increase prices and may require increased levels of selling and promotional expenses. Adverse economic conditions and any related decrease in consumer demand for discretionary items such as those offered by us could have a material adverse effect on our business, results of operations and financial condition.

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

Terrorist attacks, war, natural disasters and other catastrophic events may negatively impact all aspects of our operations, revenue, costs and stock price.

Threats of terrorist attacks in the United States of America, as well as future events occurring in response to or in connection with them, including, without limitation, future terrorist attacks or threats against United States of America targets, rumors or threats of war, actual conflicts involving the United States of America or its allies, including the on-going U.S. conflicts in Iraq and Afghanistan, further conflicts in the Middle East and in other developing countries, or military or trade disruptions affecting our domestic or foreign suppliers of merchandise, may impact our operations. Our operations also may be affected by natural disasters or other similar events, including floods, hurricanes, earthquakes or fires.  The potential impact of any of these events to our operations includes, among other things, delays or losses in the delivery of merchandise to us and decreased sales of the products we carry. Additionally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States of America and worldwide financial markets and economies. Also, any of these events could result in economic recession in the United States of America or abroad. Any of these occurrences could have a significant impact on our operating results, revenue and costs and may result in the volatility of the future market price of our common stock.

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

The Financial Accounting Standards Board recently adopted regulations that will eliminate the Company’s ability to account for share-based compensation transactions using the intrinsic method and would require that such transactions be accounted for using a fair-value-based method and recognized as an expense in our consolidated statement of operations. We will be required to expense stock options effective in periods beginning after January 28, 2006. Currently, we only disclose such expenses on a pro forma basis in the Notes to our Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America. The Company is still evaluating the impact on our financial statements but the adoption of this new accounting regulation could have a significant impact on our results of operations and our stock price could decline accordingly.

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

In addition, our board of directors has the authority to fix the rights and preferences of, and to issue shares of, our preferred stock, which may have the effect of delaying or preventing a change in control of our company without action by holders of our common stock.  These provisions may create a potentially discouraging effect on, among other things, any third party’s interest in completing a merger, consolidation, acquisition or similar type of transaction with us.  Consequently, the existence of these anti-takeover provisions may collectively have a negative impact on the price of our common stock, may discourage third-party bidders from making a bid for our company or may reduce any premiums paid to our stockholders for their common stock.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include without limitation statements relating to our future plans, including the timing of the completion of the remodeling of a majority of our retail stores and the total costs and benefits of such remodeling, statements relating to anticipated future costs and expenses, statements relating to anticipated future revenue growth, statements relating to future availability under our revolving credit facility, statements relating to our working capital and capital expenditure needs, statements relating to the anticipated opening of new stores, and other statements containing words such as “believe,” “anticipate,” “expect,” “may,” “intend,” and words of similar import or statements of our management’s opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, customer reactions to our current and anticipated merchandising and marketing programs and strategies, timely introduction and customer acceptance of our merchandise, positive customer reaction to our catalog and Internet offerings, revised product mix, prototype stores and core businesses, timely and effective sourcing of our merchandise from our foreign and domestic vendors and delivery of merchandise through our supply chain to our stores and customers, effective inventory and catalog management, actual achievement of cost savings and improvements to operating efficiencies, effective sales performance, the actual impact of key personnel of the Company on the development and execution of our strategies, changes in investor perceptions of the Company, fluctuations in comparable store sales, limitations resulting from restrictive covenants in our credit facility, changes in economic or business conditions in general, changes in political conditions in the United States and abroad in general, changes in product supply, changes in the competitive environment in which we operate, changes in our management information needs, changes in customer needs and expectations, governmental actions, and other factors described above in the section ”Factors That May Affect Our Future Operating Results.” We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, for the year ended January 29, 2005, have not changed materially during the second quarter ended July 30, 2005.

Item 4. Controls and Procedures.

As of July 30, 2005, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of July 30, 2005 were effective in timely alerting them to material information required to be included in this report.  There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

We held our 2005 annual meeting of stockholders on July 20, 2005.  The following proposals were voted on by our stockholders and the results of each proposal are as follows:

Proposal I:

i.                  The following individuals were elected by holders of our common stock and Series A preferred stock, voting as a single class, as our Class III directors to serve for a three-year term until the 2007 annual meeting of stockholders or until their successors are duly elected and qualified:

	Votes For	Votes Withheld	Abstain	Broker Non-Votes

Damon H. Ball	32,115,078	0	892,152	0
Raymond C. Hemmig	31,629,529	0	1,380,701	0

ii.               The following individual was elected by the holders of our Series A preferred stock, voting as a separate class, as our Class III director to serve for a three-year term until the 2007 annual meeting of stockholders or until his successor is duly elected and qualified:

	Votes For	Votes Withheld	Abstain	Broker Non-Votes
Glenn J. Krevlin	4,185,463	0	0	0

Proposal II:

The ratification of the selection of Deloitte & Touche LLP as our registered independent public accountants for the fiscal year ending January 28, 2006:

Votes For	Votes Against	Abstain	Broker Non-Votes
32,319,305	245,558	445,367	0

Item 6. Exhibits.

See attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Restoration Hardware, Inc.

Date: September 6, 2005

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

10.1	Letter Agreement dated as of July 30, 2005, between Restoration Hardware, Inc and Holders of Series A Preferred Stock Regarding Conversion of Series A Preferred Stock and Waiver of Certain Rights
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer