Form 10-Q
period 2005-10-29
RESTORATION HARDWARE INC
filed 2005-12-07
CIK 863821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes  ☐    No  ☒

As of November 17, 2005, 37,727,029 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 29, 2005

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	3

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)	3

	Interim Condensed Consolidated Balance Sheets as of October 29, 2005, January 29, 2005, and October 30, 2004 (as restated)	3

	Interim Condensed Consolidated Statements of Operations for the third quarter and nine months ended October 29, 2005 and October 30, 2004 (as restated)	4

	Interim Condensed Consolidated Statements of Cash Flows for the nine months ended October 29, 2005 and October 30, 2004 (as restated)	5

	Notes to Interim Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION	25

Item 1.	Legal Proceedings	25

Item 6.	Exhibits	25

SIGNATURES		26

EXHIBIT INDEX		27

PART I. FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	October 29, 2005	January 29, 2005	October 30, 2004 (As restated- see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$3,635	$1,904	$1,692
Accounts receivable	9,415	6,945	6,305
Merchandise inventories	164,138	144,185	157,457
Prepaid expense and other current assets	21,363	19,574	19,718

Total current assets	198,551	172,608	185,172
Property and equipment, net	90,157	81,886	82,701
Goodwill	4,560	4,560	4,560
Deferred tax assets, net	18,582	18,745	18,107
Other assets	7,237	1,464	7,794

Total assets	$319,087	$279,263	$298,334

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$66,126	$63,920	$65,949
Debt, current portion, net of issuance costs	—	33,819	64,206
Deferred revenue and customer deposits	11,778	8,130	7,446
Other current liabilities	13,092	14,948	12,247

Total current liabilities	90,996	120,817	149,848
Long-term debt, net of issuance costs	79,578	—	—
Deferred lease incentives	28,445	30,365	30,513
Deferred rent	20,064	20,321	20,440
Other long-term obligations	40	143	196

Total liabilities	219,123	171,646	200,997

Commitments and contingencies
Series A redeemable convertible preferred stock, $.0001 par value, 28,037 shares designated, 0, 8,473 and 8,473 shares issued and outstanding at October 29, 2005, January 29, 2005 and October 30, 2004 respectively	—	8,331	8,331

Stockholders’ equity:
Common stock, $.0001 par value; 60,000,000 shares authorized; 37,726,029, 33,084,223 and 33,025,509 issued and outstanding at October 29, 2005, January 29, 2005 and October 30, 2004 respectively	4	3	3
Additional paid-in capital	169,492	159,233	158,912
Unearned compensation	—	—	(22)
Accumulated other comprehensive income	1,015	812	1,456
Accumulated deficit	(70,547)	(60,762)	(71,343)

Total stockholders’ equity	99,964	99,286	89,006

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$319,087	$279,263	$298,334

See Notes to Interim Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

(Unaudited)

	Third Quarter		First Nine Months
	Fiscal 2005	Fiscal 2004 (As restated – see Note 2)	Fiscal 2005	Fiscal 2004 (As restated – see Note 2)
Net revenue	$128,402	$118,165	$390,648	$337,965
Cost of revenue and occupancy	84,033	80,134	267,363	239,887

Gross profit	44,369	38,031	123,285	98,078

Selling, general and administrative expense	50,302	42,511	136,725	111,199

Loss from operations	(5,933)	(4,480)	(13,440)	(13,121)
Interest expense, net	(1,164)	(737)	(2,823)	(1,673)

Loss before income taxes	(7,097)	(5,217)	(16,263)	(14,794)
Income tax benefit	2,887	2,136	6,478	5,917

Net loss	$(4,210)	$(3,081)	$(9,785)	$(8,877)

Loss per share of common stock, basic and diluted	$(0.11)	$(0.09)	$(0.28)	$(0.27)

Weighted average shares outstanding, basic and diluted	37,648	33,017	34,673	32,904

See Notes to Interim Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	First Nine Months
	Fiscal 2005	Fiscal 2004 (As restated – see Note 2)
Cash flows from operating activities:
Net loss	$(9,785)	$(8,877)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	14,240	11,747
Changes in operating assets and liabilities:
Accounts receivable	(1,372)	(560)
Merchandise inventories	(19,953)	(54,531)
Prepaid expense, deferred tax and other assets	(6,918)	(10,476)
Accounts payable and accrued expenses	2,206	20,657
Deferred revenue and customer deposits	3,648	215
Other current liabilities	(1,856)	809
Deferred rent	(257)	216
Deferred lease incentives	(3,018)	(3,486)

Net cash used by operating activities	(23,065)	(44,286)
Cash flows from investing activities:
Capital expenditures	(22,036)	(10,090)

Net cash used by investing activities	(22,036)	(10,090)
Cash flows from financing activities:
Borrowings under line of credit, net	45,428	53,555
Repayments-other long-term obligations	(103)	(156)
Issuance of common stock	1,448	528

Net cash provided by financing activities	46,773	53,927
Effects of foreign currency exchange rate translation	59	138

Net increase (decrease) in cash and cash equivalents	1,731	(311)
Cash and cash equivalents:
Beginning of period	1,904	2,003

End of period	$3,635	1,692

Additional cash flow information:
Cash paid during the period for interest	$2,044	$1,332
Cash paid during the period for income taxes	624	593
Non-cash financing transactions:
Conversion of preferred stock to common stock	$8,331	$210
Tenant improvement allowance receivable	1,098	—

See Notes to Interim Condensed Consolidated Financial Statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Restoration Hardware, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”) is a specialty retailer of high-quality home furnishings, functional and decorative hardware, bathware and bath fixtures and related merchandise that reflects its classic and authentic American point of view. These products are sold through retail locations, catalogs and the Internet. As of October 29, 2005, the Company operated 102 retail stores and five outlet stores in 30 states, the District of Columbia and Canada.

Basis of Presentation

The accompanying Interim Condensed Consolidated Financial Statements have been prepared from the Company’s records without audit and, in management’s opinion, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at October 29, 2005, January 29, 2005 and October 30, 2004, results of operations for the third quarters and nine months ended October 29, 2005 and October 30, 2004, respectively, and changes in cash flows for the nine months ended October 29, 2005 and October 30, 2004, respectively. The financial position at January 29, 2005, as presented, has been derived from the Company’s audited Consolidated Financial Statements for the fiscal year then ended. The Interim Condensed Consolidated Financial Statements for the prior interim periods have been restated. See Note 2 of the Interim Condensed Consolidated Financial Statements for additional information. The cumulative effect of this restatement was an increase in accumulated deficit of $3.9 million as of October 30, 2004 and an increase in pre-tax results of $62 thousand ($37 thousand, after tax) and $382 thousand ($229 thousand after tax) for the third quarter and nine months ended October 30, 2004, respectively.

Accounting policies followed by the Company are described in Note 1 to the audited Consolidated Financial Statements included in the Company’s Form 10-K, for the fiscal year ended January 29, 2005 (“fiscal 2004”). Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of the Interim Condensed Consolidated Financial Statements. The Interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, for fiscal 2004.

The results of operations for the third quarter and nine months ended October 29, 2005 presented in this Form 10-Q are not necessarily indicative of the results to be expected for the full year.

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

	Third Quarter		First Nine Months
(Dollars in thousands, except share data)	Fiscal 2005	Fiscal 2004 (As restated – see Note 2)	Fiscal 2005	Fiscal 2004 (As restated – see Note 2)
Net loss as reported	$(4,210)	$(3,081)	$(9,785)	$(8,877)
Add: Stock-based employee compensation expense for all options granted below fair market value included in reported net loss (net of tax)	—	23	—	127
Deduct: Compensation expense for all stock-based employee compensation (net of tax) calculated in accordance with the fair value method	(822)	(968)	(2,669)	(2,549)

Pro forma net loss	$(5,032)	$(4,026)	$(12,454)	$(11,299)

Loss per share of common stock:
Basic and diluted, as reported	$(0.11)	$(0.09)	$(0.28)	$(0.27)
Basic and diluted, pro forma	$(0.13)	$(0.12)	$(0.36)	$(0.34)

Comprehensive Loss

Comprehensive loss consists of net loss and foreign currency translation adjustments. The components of comprehensive loss for the third quarters and nine months ended October 29, 2005 and October 30, 2004 are as follows:

	Third Quarter		First Nine Months
(Dollars in thousands)	Fiscal 2005	Fiscal 2004 (As restated – see Note 2)	Fiscal 2005	Fiscal 2004 (As restated – see Note 2)
Components of comprehensive loss:
Net loss	$(4,210)	$(3,081)	$(9,785)	$(8,877)
Foreign currency translation adjustment	123	435	203	401

Total comprehensive loss	$(4,087)	$(2,646)	$(9,582)	$(8,476)

(2) RESTATEMENT OF INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their treatment under accounting principles generally accepted in the United States of America (“GAAP”). In response to this letter, management reviewed its lease accounting and determined that the Company’s method of accounting for rent holidays was not in accordance with GAAP. As a result, the Company restated its accompanying Interim Condensed Consolidated Financial Statements as of and for the third quarter and the nine months ended October 30, 2004.

Historically, and consistent with industry practice, the Company has recognized the straight line rent expense for leases generally beginning on the store opening date, which had the effect of excluding the construction period of its stores (rent holiday) from the calculation of the period over which the Company expensed rent. The Company determined that the appropriate accounting treatment is to include the construction period in its calculation of straight line rent in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” The Company corrected its straight line rent accrual and deferred rent credits accordingly. The cumulative effect of this restatement was an increase in accumulated deficit of $3.3 million as of October 30, 2004 and an increase in pre-tax results of $62 thousand ($37 thousand, after tax) and $382 thousand ($229 thousand, after tax) for the third quarter and nine months ended October 30, 2004, respectively. Additionally, the Company corrected an error recorded in fiscal 2001 related to tax accounting; the correction had the effect of increasing the accumulated deficit and decreasing prepaid tax assets by $0.6 million as of October 30, 2004.

Following is a summary of the effects of the restatement on the Company’s Interim Condensed Consolidated Financial Statements as of and for the third quarter and nine months ended October 30, 2004 (in thousands except share data):

	Interim Condensed Consolidated Statement of Operations
(Dollars in thousands, except per share data)	As previously reported	Adjustments	As restated
Third quarter ended October 30, 2004
Cost of revenue and occupancy	$80,196	(62)	80,134
Gross profit	37,969	62	38,031
Loss from operations	(4,542)	62	(4,480)
Loss before income taxes	(5,279)	62	(5,217)
Income tax benefit	2,161	(25)	2,136
Net loss	(3,118)	37	(3,081)
Net loss per share of common stock—basic and diluted	$(0.09)	0.00	(0.09)

	Interim Condensed Consolidated Statement of Operations
(Dollars in thousands, except per share data)	As previously reported	Adjustments	As restated
First nine months ended October 30, 2004
Cost of revenue and occupancy	$240,269	(382)	239,887
Gross profit	97,696	382	98,078
Loss from operations	(13,503)	382	(13,121)
Loss before income taxes	(15,176)	382	(14,794)
Income tax benefit	6,070	(153)	5,917
Net loss	(9,106)	229	(8,877)
Net loss per share of common stock—basic and diluted	$(0.28)	0.01	(0.27)

	Interim Condensed Consolidated Balance Sheet
(Dollars in thousands)	As previously reported	Adjustments	As restated
October 30, 2004
Prepaid expense and other current assets	$21,016	(1,298)	19,718
Deferred tax assets, net	15,194	2,913	18,107
Other assets	7,947	(153)	7,794
Deferred rent	15,053	5,387	20,440
Accumulated deficit	(67,403)	(3,940)	(71,343)
Total stockholders’ equity	$92,931	(3,925)	89,006

3. LONG-TERM DEBT, NET

On July 29, 2005 the Company entered into an agreement (the “Amendment”) to amend its existing revolving credit facility. The Amendment increased the revolving loan commitment available to the Company under the facility from $100.0 million to $150.0 million and provided for an extension of the maturity date of the revolving loan from June 30, 2006 to June 30, 2009. In addition, the Amendment reduced the interest rate on base advances and provided for incremental advances with availability determined from the application of a higher advance rate on the Company’s borrowing base. Those incremental advances would be subject to higher interest rates. To the extent that borrowings are outstanding under the incremental advance provision, the Company would be required to maintain a minimum fixed charge coverage ratio. The Amendment also eliminated the lock box restriction except upon the occurrence of certain events, such as an event of default. Other elements of the revolving credit facility remain materially unchanged.

As of October 29, 2005, $79.6 million was outstanding under the facility, net of unamortized debt issuance costs of $1.0 million, and there was $10.5 million in letters of credit outstanding. As a result of the Amendment, the balance of $79.6 million at October 29, 2005 is considered a long-term liability rather than a current liability and has been classified accordingly. Borrowings made under the revolving credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin. As of October 29, 2005, the bank’s reference rate was 6.75% and the LIBOR plus margin rate was 5.39%. The availability of credit at any given time under the revolving credit facility is limited by reference to a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and reserves established by the agent of the revolving credit facility. As a result of the borrowing base formula, the actual borrowing availability under the facility could be less than the stated amount of the facility reduced by the actual borrowings and outstanding letters of credit.

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

5. LOSS PER SHARE OF COMMON STOCK

Basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods. Diluted loss per share of common stock is computed by dividing net loss by the weighted average number of common stock and potentially dilutive common stock equivalents outstanding during the period. Diluted loss per share of common stock reflects the potential dilution that could occur if options to issue common stock were exercised, or preferred stock previously outstanding had been converted into common stock. The following table details potential dilutive effects of the weighted average number of certain common stock equivalents that have been excluded from diluted loss per share of common stock, because their inclusion would be anti-dilutive, since the Company experienced a net loss in each of the third quarters and first nine months of fiscal 2005 and 2004, respectively:

	Third Quarter		First Nine Months
	Fiscal 2005	Fiscal 2004	Fiscal 2005	Fiscal 2004
Common stock issuable upon conversion of the Series A preferred stock	—	4,260,572	2,840,096	4,314,982
Common stock subject to outstanding stock options	904,026	597,109	863,690	631,949

Total	904,026	4,857,681	3,703,786	4,946,931

The above stock options represent only those stock options whose exercise prices are less than the average market price of the stock for the periods. In addition to the stock options included in the table above, there were an additional 3,955,642 and 4,754,306 for the third quarters of fiscal 2005 and 2004, respectively, and 3,988,461 and 4,143,719 stock options for the first nine months of fiscal 2005 and 2004, respectively, that were excluded from the table because the option exercise price for those stock options exceeded the average stock price for those periods. All outstanding shares of Series A preferred stock were converted effective July 30, 2005 into common stock. See Note 7 to the Interim Condensed Consolidated Financial Statements for additional information.

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

Financial information for the Company’s business segments is as follows:

	Third Quarter		First Nine Months
(Dollars in thousands)	Fiscal 2005	Fiscal 2004	Fiscal 2005	Fiscal 2004
Net Revenue:
Retail	$92,256	$89,747	$278,832	$259,094
Direct-to-customer	36,146	28,418	111,816	78,871

Consolidated net revenue	$128,402	$118,165	$390,648	$337,965

	Third Quarter		First Nine Months
	Fiscal 2005	Fiscal 2004 (As restated – see Note 2)	Fiscal 2005	Fiscal 2004 (As restated – see Note 2)
Income (loss) from operations:
Retail	$7,617	$8,211	$23,286	$21,308
Direct-to-customer	2,683	1,494	13,725	8,553
Unallocated	(16,233)	(14,185)	(50,451)	(42,982)

Consolidated loss from operations	$(5,933)	$(4,480)	$(13,440)	$(13,121)

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

8. NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement is effective for the Company’s 2006 fiscal year. The Company believes the adoption of SFAS 151 will not have a significant impact on the overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R) ”Share-Based Payment.” SFAS 123(R) requires the recognition of compensation expense relating to share-based payment transactions in consolidated financial statements. That expense will be measured based on the fair value of the equity or liability instruments issued as of the grant date, for the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) is effective for interim periods that begin after December 15, 2005. The Company is allowed to select from three alternative transition methods, each having different reporting implications. The Company has not completed its evaluation to determine the impact of adopting SFAS 123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for reporting a change in accounting principle. This statement is effective beginning January 1, 2006. SFAS 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3 ”Reporting Accounting Changes in Interim Financial Statements.” The Company believes the adoption of SFAS 154 will not have a significant impact on the overall results of operations or financial position.

In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” to clarify the proper accounting for rental costs incurred on building or ground operating leases during a construction period. The FSP requires that rental costs incurred during a construction period be expensed, not capitalized. The statement is effective for the first reporting period beginning after December 15, 2005. The Company believes the adoption of FSP 13-1 will not have a significant impact on the overall results of operations or financial position.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

OVERVIEW

Our Company, Restoration Hardware, Inc. (Nasdaq: RSTO), together with our subsidiaries, is a specialty retailer of high quality home furnishings, bath fixtures and bathware, functional and decorative hardware and related merchandise that reflects our classic and authentic American point of view. We commenced business in 1979 as a purveyor of fittings and fixtures for older homes. Since then, we have evolved into a unique home furnishings retailer offering consumers an array of distinctive, high quality and often hard-to-find merchandise. Our core merchandise offerings include premium textiles, bath fixtures and hardware, lighting, decorative accessories and furniture. We market our merchandise through retail locations, mail order catalogs and on the Internet at www.restorationhardware.com.

Our merchandise strategy and our stores’ architectural style create a unique and attractive selling environment designed to appeal to an affluent, well-educated 35 to 60 year old customer. Over the next decade, we believe the fastest growing segment of the U.S. population will be 45 to 60 year olds. We believe that as these customers evolve, so will their purchasing needs and desires. We believe that our products can fulfill their aspirations to have homes designed with a high quality, classic and timeless style. Our plan is to fill the void in the marketplace above the current home lifestyle retailers, and below the interior design trade, by providing products targeted to 35 to 60 year olds and centered around our core businesses that reflect a predictable, high-quality promise to our customers.

We operate on a 52-53 week fiscal year ending on the Saturday closest to January 31st. Our current fiscal year is 52 weeks and ends on January 28, 2006 (“fiscal 2005”) and the prior fiscal year was 52 weeks and ended on January 29, 2005 (“fiscal 2004”).

The Interim Condensed Consolidated Financial Statements for the prior periods have been restated. See Note 2 of the Interim Condensed Consolidated Financial Statements for additional information. The disclosure and amounts included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the effects of the restatement.

As of October 29, 2005, the Company operated 102 full-priced retail stores and five outlet stores in 30 states, the District of Columbia and Canada. In addition to our retail stores, we operate a direct-to-customer (“direct”) sales channel that includes both catalog and Internet. In the second quarter of fiscal 2005, we began the remodel of a majority of our stores. The remodeled stores enabled us to expand the merchandise offerings in certain core categories, particularly lighting and textiles, and present those offerings with more clarity and focus. The remodeling program required an investment of approximately $15.0 million of which approximately $14.3 million was paid in the first nine months of fiscal 2005 and has been reflected as capital expenditures in our Condensed Consolidated Statements of Cash Flow. The effort also required the removal of some existing store fixtures. The cost of accelerating the depreciation associated with those fixtures of $1.6 million was fully expensed in the second quarter and reflected in selling, general and administrative expense for the first nine months of fiscal 2005.

In the third quarter of fiscal 2005, we opened two new outlet stores which are located in Dawsonville, Georgia and San Marcos, Texas. We anticipate opening one new full price retail store and one additional outlet store in fiscal 2005, and we have no current plans to close any stores. On an ongoing basis we evaluate stores for closure based on underperformance. While we do not currently have any reserves established for store closures, we periodically make judgments about which stores we should close and which stores we should continue to operate. A material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise trends and consumer demands may cause us to close additional under-performing stores.

The following table sets forth for the periods indicated the amount and percentage of net revenue represented by certain line items in our Condensed Consolidated Statements of Operations.

(Dollars in thousands, except per share data)	Third Quarter Fiscal 2005	% of Net Revenue	Third Quarter Fiscal 2004 (As restated- see Note 2)	% of Net Revenue	First Nine Months Fiscal 2005	% of Net Revenue	First Nine Months Fiscal 2004 (As restated- see Note 2	% of Net Revenue
Retail net revenue	$92,256	71.8%	$89,747	76.0%	$278,832	71.4%	$259,094	76.7%
Direct-to-customer net revenue	36,146	28.2	28,418	24.0	111,816	28.6	78,871	23.3

Net revenue	128,402	100.0	118,165	100.0	390,648	100.0	337,965	100.0
Cost of revenue and occupancy	84,033	65.4	80,134	67.8	267,363	68.4	239,887	71.0

Gross profit	44,369	34.6	38,031	32.2	123,285	31.6	98,078	29.0
Selling, general and administrative expense	50,302	39.2	42,511	36.0	136,725	35.0	111,199	32.9

Loss from operations	(5,933)	(4.6)	(4,480)	(3.8)	(13,440)	(3.4)	(13,121)	(3.9)
Interest expense, net	(1,164)	(0.9)	(737)	(0.6)	(2,823)	(0.8)	(1,673)	(0.5)

Loss before income taxes	(7,097)	(5.5)	(5,217)	(4.4)	(16,263)	(4.2)	(14,794)	(4.4)
Income tax benefit	2,887	2.2	2,136	1.8	6,478	1.7	5,917	1.8

Net loss	$(4,210)	(3.3)	$(3,081)	(2.6)	$(9,785)	(2.5)	$(8,877)	(2.6)

Loss per share of common stock — basic & diluted	$(0.11)		$(0.09)		$(0.28)		$(0.27)

Loss from operations increased 32% to $5.9 million for the third quarter of fiscal 2005 as compared to a loss from operations of $4.5 million for the third quarter of fiscal 2004. Net loss was $4.2 million ($0.11 per share) for the third quarter of fiscal 2005, compared to a net loss of $3.1 million ($0.09 per share) for the third quarter of fiscal 2004.

Loss from operations, which includes a pre-tax, non-cash charge of $1.6 million described above, increased 2% to $13.4 million for the first nine months of fiscal 2005 as compared to a loss from operations of $13.1 million for the first nine months of fiscal 2004. Net loss was $9.8 million ($0.28 per share) for the first nine months of fiscal 2005, compared to a net loss of $8.9 million ($0.27 per share) for the first nine months of fiscal 2004.

Third quarter net revenue was up 9% to $128.4 million, as compared to net revenue of $118.2 million in the third quarter last year. Direct-to-customer revenue was up 27% from the third quarter of fiscal 2004, but comparable store sales were down 2.1% from the prior year quarter. Comparable stores sales were impacted negatively by 3.6% due to a shift in timing for our furniture sales related to our new special order program that was implemented and promoted during the third quarter of fiscal 2005 through the Upholstered Furniture Event. As a result of the Event, an increase of approximately $3.2 million of orders were taken but not delivered, as these special order sales have longer production lead times. This creates a larger revenue deferral impact into the fourth quarter.

Our overall revenue expanded by 9% over the prior year quarter, even with the slight decrease in comparable store sales of 2.1%, and combined with the improvement in our gross margin of 240 basis points, we experienced a 17% growth in gross profit dollars. The expansion of our gross margin to 34.6% in the third quarter of fiscal 2005 from 32.2% in the third quarter of fiscal 2004 was attributable to continued improvements in our supply chain and distribution costs of 140 basis points and a 120 basis point improvement in product margin. The improvements were offset by a 20 basis point increase in occupancy costs as a percentage of net revenue. Selling, general and administrative expense for the third quarter increased $7.8 million and expressed as a percentage of revenue, was higher than the third quarter of fiscal 2004 by 320 basis points. The increase was driven by a combination of higher catalog circulation costs expressed as a percent of revenue of 140 basis points, an increase in other variable costs of 120 basis points, and increased direct-to-customer fulfillment costs as a percent of revenue of 60 basis points, reflecting the growth in the direct business. We believe that selling, general and administrative costs will continue to increase as a percentage of revenue in future quarters, in part due to higher catalog circulation costs which tend to rise at a higher rate than total revenue, reflecting the dynamic growth of our direct-to-customer business. As a result of the above, loss from operations increased 32% to $5.9 million for the third quarter of fiscal 2005 versus the prior year’s third quarter of $4.5 million.

Net revenue for the first nine months of fiscal 2005 was up 16% to $390.6 million, versus $338.0 million in the first nine months of fiscal 2004, with comparable store sales up 2.7% for the first nine months of fiscal 2005 and direct-to-customer revenue up 42% from the first nine months of fiscal 2004. The increase in revenue combined with expansion of our gross margin of 260 basis points, resulted in a 26% increase in gross profit dollars. The expansion of our gross margin to 31.6% in the first nine months of fiscal 2005 from 29.0% in the first nine months of fiscal 2004 was attributable to improvements in our supply chain and distribution costs of 120 basis points, leverage of our occupancy costs of 80 basis points and a 60 basis point improvement in product margins. Selling, general and administrative expense for the first nine months increased $25.5 million, including the $1.6 million remodeling non-cash charge referred to above, and expressed as a percentage of revenue, was higher than the first nine months of fiscal 2004 by 210 basis points. The increase was driven primarily by a combination of higher catalog circulation costs expressed as a percent of revenue of 120 basis points, increased direct-to-customer fulfillment costs of 70 basis points, and a 40 basis point increase for the non-cash charge associated with the store remodeling efforts, offset by a decrease in other variable costs of 20 basis points. Loss from operations including the pre-tax, non-cash charge of $1.6 million, increased 2% to a loss of $13.4 million for the first nine months of fiscal 2005 compared to an operating loss of $13.1 million in the first nine months of fiscal 2004.

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

REVENUE

Retail Net Revenue and Segment Results

	Third Quarter		First Nine Months
(Dollars in thousands)	Fiscal 2005	Fiscal 2004 (As restated-see Note 2)	Fiscal 2005	Fiscal 2004 (As restated-see Note 2)
Retail net revenue	$92,256	$89,747	$278,832	$259,094
Retail net revenue growth percentage	3%	12%	8%	12%
Comparable store sales (decline) growth	(2.1)%	8.7%	2.7%	9.0%
Income from retail operations	$7,617	$8,211	$23,286	$21,308
Income from retail operations – percent of net revenue	8.3%	9.1%	8.4%	8.2%
Number of stores at beginning of period	102	102	102	103
Number of stores opened	—	—	—	1
Number of stores closed	—	—	—	(2)

Number of stores at end of period	102	102	102	102

Store selling square feet at end of period	676,520	673,910	676,520	673,910

Retail net revenue for the third quarter of fiscal 2005 increased by $2.5 million, or 3%, as compared to the third quarter of fiscal 2004 primarily due to revenue generated from outlet stores. Net revenue related to our outlets was $3.9 million for the third quarter of fiscal 2005. We did not have any outlet stores in the third quarter of fiscal 2004. Comparable store sales decreased by $1.9 million, or 2.1%. Comparable stores sales were impacted negatively by 3.6% due to a shift in timing for our furniture sales related to our new special order program that was implemented and promoted during the third quarter of fiscal 2005 through the Upholstered Furniture Event. As a result of such event, approximately $3.2 million of orders were taken but not delivered, as these special order sales have longer production lead times. This creates a larger revenue deferral impact into future periods.

Retail net revenue for the first nine months of fiscal 2005 increased by $19.7 million, or 8%, as compared to the first nine months of fiscal 2004 primarily due to increased warehouse sale events and new outlet stores. Net revenue related to our warehouse sales and outlet stores was $12.9 million for the first nine months of fiscal 2005, compared to $3.6 million in the first nine months of fiscal 2004. Additionally, retail revenue increased during the first nine months of fiscal 2005 due to a $6.9 million, or 2.7%, increase in comparable store sales. The increase in comparable store sales for the first nine months of fiscal 2005 was primarily driven by higher sales of our core product offerings. Warehouse sales revenue and outlet store revenue is included in retail revenue, but is excluded from our comparable store sales. Additionally, a previously opened store, although not open long enough to be included in the calculation of comparable store sales, contributed positively to the increase in revenue in the third quarter of fiscal 2005.

Comparable store sales are defined as sales from stores whose gross square footage did not change by more than 20% in the previous 12 months and which have been open at least 12 full months. Stores generally become comparable in their 14th full month of operation. We believe that comparable store sales is a more useful indicator of store performance than the change in total net revenue, since comparable store sales excludes the effects of changes in the number of stores open. Warehouse sales and outlet revenue is included in retail revenue, but is excluded from our comparable store sales calculation.

During the second quarter we began the remodel of a majority of our stores in order to expand our merchandise offerings in certain core categories, particularly for lighting and textiles, and present these offerings with more clarity and focus. The remodeling program required an investment of approximately $15.0 million, of which approximately $14.3 million was paid in the second and third quarters of fiscal 2005, and required the removal of some existing store fixtures. As a result, income from operations for the first nine months of fiscal 2005 includes a $1.6 million non-cash charge reflecting the cost of these replaced store fixtures.

Income from operations for the retail segment decreased 7% to $7.6 million, or 8.3% of net retail revenue in the third quarter of fiscal 2005, from $8.2 million, or 9.1% of net retail revenue in the third quarter of fiscal 2004. This decrease was primarily due to an increase in selling, general and administrative expense, largely offset by improvements in gross margin. Selling, general and administrative expense for the segment increased by 180 basis points, due to an increase in store selling expenses and higher advertising costs. Gross margin improved 100 basis points from a combination of the following: supply chain and distribution cost savings of 160 basis points and an increase in product margin of 60 basis points, somewhat offset by an increase in store occupancy costs of 120 basis points as a percent of revenue. Product margins improved due to a shift away from lower margin discovery items to higher margin core offerings and included a negative impact of 110 basis points from sales in the outlet stores. Income from operations for the retail segment include the costs of retail stores results less the direct costs of the store field operations.

Income from operations for the retail segment, including the $1.6 million non-cash charge detailed above, increased 9% to $23.3 million, or 8.4% of net retail revenue in the first nine months of fiscal 2005 from $21.3 million, or 8.2% of net retail revenue in the first nine months of fiscal 2004. This increase was primarily due to improvements in gross margin, partially offset by increases in selling, general and administrative expense. Gross margin improved by 80 basis points from supply chain and distribution cost savings of 130 basis points, somewhat offset by a reduction in product margin of 50 basis points. Selling, general and administrative expense for the segment increased by 60 basis points, due to the impact of the non-cash charge associated with the store remodeling efforts.

Direct-to-Customer Net Revenue and Segment Results

	Third Quarter		First Nine Months
(Dollars in thousands)	Fiscal 2005	Fiscal 2004	Fiscal 2005	Fiscal 2004
Catalog revenue	$19,216	$15,505	$59,970	$44,081
Internet revenue	16,930	12,913	51,846	34,790

Total direct-to-customer net revenue	$36,146	$28,418	$111,816	$78,871

Income from direct-to-customer operations	$2,683	$1,494	$13,725	$8,553
Income from direct-to-customer operations – percent of direct-to-customer net revenue	7.4%	5.3%	12.3%	10.8%
Growth percentages:
Direct-to-customer net revenue	27%	78%	42%	91%
Number of catalogs mailed	—%	—%	10%	15%
Pages circulated	19%	39%	34%	52%

Direct-to-customer net revenue consists of both catalog and Internet sales. Direct-to-customer net revenue for the third quarter of fiscal 2005 increased $7.7 million, or 27%, as compared to the third quarter of fiscal 2004. Direct-to-customer net revenue for the first nine months of fiscal 2005 increased $32.9 million, or 42%, as compared to the first nine months of fiscal 2004. The higher sales in the third quarter of fiscal 2005 are primarily the result of a 19% increase in pages circulated compared to the third quarter of fiscal 2004. Catalog circulation and sales productivity per page remained flat to the prior year quarter. For the first nine months of fiscal 2005 circulation increased 10%, pages circulated increased 34% and sales productivity per page increased slightly. Catalog sales grew 24% in the third quarter of fiscal 2005 and 36% in the first nine months of fiscal 2005 to $19.2 million and $60.0 million, respectively. Internet sales grew 31% in the third quarter of fiscal 2005 and 49% in the first nine months of fiscal 2005 to $16.9 million and $51.8 million, respectively, as a result of our website marketing efforts coupled with growing customer familiarity with the Internet and strong customer response to our summer and fall product offerings.

Income from operations for the direct-to-customer segment was $2.7 million, or 7.4% of net direct revenue, in the third quarter of fiscal 2005 as compared to $1.5 million, or 5.3% of net direct revenue, in the same quarter of the prior fiscal year. This increase of $1.2 million, or 80%, represents a 210 basis point improvement and is primarily the result of a 310 basis point increase in gross margin due to an expansion in product margin of 200 basis points and savings in our supply chain and distribution costs of 110 basis points, offset by increases in selling, general and administrative expense from higher call center and fulfillment costs of 120 basis points. The increase in call center and fulfillment costs was offset slightly by leverage gained on other selling expenses of 20 basis points.

Income from operations for the direct-to-customer segment was $13.7 million, or 12.3% of net direct-to-customer revenue, in the first nine months of fiscal 2005 as compared to $8.6 million, or 10.8% of net direct revenue, in the first nine months of the prior fiscal year. This increase of $5.1 million, or 59%, represents a 150 basis point improvement and is primarily the result of a 300 basis point increase in gross margin due to improvements in product margin of 150 basis points and supply chain and distribution costs of 150 basis points. This is offset by a 150 basis point increase in selling, general and administrative expense from higher call center and fulfillment costs of 120 basis points and higher other variable costs of 30 basis points.

EXPENSES

Cost of Revenue and Occupancy Expense

Total cost of revenue and occupancy increased $3.9 million during the third quarter of fiscal 2005 to $84.0 million. As a percentage of net revenue these costs were reduced by 240 basis points to 65.4%, from 67.8% in the third quarter of fiscal 2004. This reduction was due to continued improvement in our supply chain and distribution costs of 140 basis points and an increase in product margins of 120 basis points, offset by a slight increase in occupancy cost as a percentage of revenue.

Total costs of revenue and occupancy increased $27.5 million to $267.3 million during the first nine months of fiscal 2005. For the first nine months of fiscal 2005, cost of revenue and occupancy expense expressed as a percentage of net revenue decreased 260 basis points to 68.4% from 71.0% for the first nine months of fiscal 2004. These improvements were achieved due to a 120 basis point improvement in our supply chain and distribution costs, the decrease of relatively fixed store occupancy costs by 80 basis points and improved product margins of 60 basis points.

Selling, General and Administrative Expense

Selling, general and administrative expense for the third quarter increased $7.8 million to $50.3 million and expressed as a percentage of revenue, was higher than the third quarter of fiscal 2004 by 320 basis points at 39.2% of net revenue compared to 36.0% in the same quarter last year. The increase in expense was driven by increased catalog circulation costs expressed as a percent of revenue of 140 basis points, increased other variable costs of 120 basis points and an increase in direct-to-customer fulfillment costs as a percent of revenue of 60 basis points reflecting the growth of the direct business.

Selling, general and administrative expense for the first nine months increased $25.5 million to $136.7 million, including the $1.6 million non-cash charge referred to previously, and expressed as a percentage of revenue, was higher than the first nine months of fiscal 2004 by 210 basis points at 35.0% of net revenue compared to 32.9% in the first nine months of last year. The increase in expense was driven by higher catalog circulation costs expressed as a percent of revenue of 120 basis points, increased-direct-to-customer fulfillment costs as a percent of revenue of 70 basis points and 40 basis points for the $1.6 million non-cash charge associated with remodeling efforts. These increases were slightly offset by an improvement in other variable costs as a percent of revenue of 20 basis points.

We expect that as the direct-to-customer channel revenue grows at a faster rate than retail revenue, the costs of catalog circulation will necessarily have the effect of increasing selling, general and administrative expense as a percentage of net revenue, as occurred for the third quarter and first nine months of fiscal 2005.

Interest Expense, Net

Interest expense, net includes interest on borrowings under our revolving credit facility and amortization of debt issuance costs. For the third quarter of fiscal 2005, interest expense, net was $1.1 million, an increase of $0.4 million as compared to $0.7 million for the third quarter of fiscal 2004. For the first nine months of fiscal 2005, interest expense, net was $2.8 million, an increase of $1.1 million as compared to $1.7 million for the first nine months of fiscal 2004. These increases were due to an increase in our average debt levels and slightly higher borrowing rates.

Income Tax Benefit

Our effective tax rate for the third quarter of fiscal 2005 and the first nine months of fiscal 2005 is consistent with fiscal 2004 and ranged between 40% and 41%.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

For the first nine months of fiscal 2005, net cash used by operating activities was $23.1 million compared to $44.3 million for the first nine months of fiscal 2004. Major drivers of cash flow used by operating activities are the effect of changes in inventory due to seasonal needs and sales growth requirements, prepaid expenses, deferred taxes, other assets and accounts payable and accrued expenses. Inventories generally build throughout the year from seasonally low year-end levels. The increase in merchandise inventories of $20.0 million in the first nine months of fiscal 2005 reflects this expected build in inventory in preparation for the fourth quarter holiday season. During the same nine month period in fiscal 2005, accounts payable and accrued expenses increased by $2.2 million, primarily reflecting the timing of payment for those receipts. The first nine months of fiscal 2004 also reflects the typical pattern of seasonal inventory increases of $54.5 million; while at the same time, increases in foreign sourced products resulted in an acceleration of the timing of payment for our goods and accordingly a more significant increase in accounts payable and accrued expenses of $20.7 million.

Investing Cash Flows

Net cash used by investing activities was $22.0 million for the first nine months of fiscal 2005, an increase of $11.9 million compared to $10.1 million for the first nine months of fiscal 2004. The cash used for investing activities for the first nine months of fiscal 2005 primarily related to the second quarter remodeling of a majority of our stores to expand our merchandise offerings as well as costs to build our new outlet stores. As previously stated, the remodeling program required an investment of approximately $15.0 million and as of October 29, 2005, approximately $14.3 million had been paid.

Financing Cash Flows

Net cash provided by financing activities was $46.8 million for the first nine months of fiscal 2005, compared to $53.9 million for the first nine months of fiscal 2004. Substantially all of the net cash provided by financing activities resulted from an increase in net borrowings under our revolving credit facility.

On July 29, 2005 the Company entered into an agreement (the “Amendment”) to amend its revolving credit facility. The Amendment increased the revolving loan commitment available to the Company under the facility from $100.0 million to $150.0 million and provided for an extension of the maturity date of the revolving loan from June 30, 2006 to June 30, 2009. In addition, the Amendment reduced the interest rate on base advances and provides for incremental advances with availability determined from the application of a higher advance rate on the Company’s borrowing base. Those incremental advances would be subject to higher interest rates. To the extent that borrowings are outstanding under the incremental advance provision, the Company would be required to maintain a minimum fixed charge coverage ratio. The Amendment also eliminated the lock box restriction except upon the occurrence of certain events, such as an event of default. Other elements of the revolving credit facility remain materially unchanged.

As of October 29, 2005, $79.6 million was outstanding under the line of credit, net of unamortized debt issuance costs of $1.0 million, and there was $10.5 million in letters of credit outstanding. As a result of the Amendment, the balance of $79.6 million at October 29, 2005 is considered a long-term liability rather than a current liability and has been classified accordingly. Borrowings made under the revolving credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin. As of October 29, 2005, the bank’s reference rate was 6.75% and the LIBOR plus margin rate was 5.39%. The availability of credit at any given time under the revolving credit facility is limited by reference to a borrowing base formula based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and reserves established by the agent of the revolving credit facility. As a result of the borrowing base formula, the actual borrowing availability under the facility could be less than the stated amount of the facility reduced by the actual borrowings and outstanding letters of credit.

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

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement is effective for our 2006 fiscal year. We believe the adoption of SFAS 151 will not have a significant impact on the overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R) ”Share-Based Payment.” SFAS 123(R) requires the recognition of compensation expense relating to share-based payment transactions in consolidated financial statements. That expense will be measured based on the fair value of the equity or liability instruments issued as of the grant date, for the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123(R) replaces SFAS 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) is effective for interim periods that begin after December 15, 2005. We are allowed to select from three alternative transition methods, each having different reporting implications. We have not completed our evaluation to determine the impact of adopting SFAS 123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for reporting a change in accounting principle. This statement is effective beginning January 1, 2006. SFAS 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3 ”Reporting Accounting Changes in Interim Financial Statements.” We believe the adoption of SFAS 154 will not have a significant impact on the overall results of operations or financial position.

In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” to clarify the proper accounting for rental costs incurred on building or ground operating leases during a construction period. The FSP requires that rental costs incurred during a construction period be expensed, not capitalized. The statement is effective for the first reporting period beginning after December 15, 2005. The Company believes the adoption of FSP 13-1 will not have a significant impact on the overall results of operations or financial position.

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

A variety of factors affect our comparable store sales including, among other things, the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise mix, promotional events, the impact of competition and our ability to execute our business strategy efficiently. Our comparable store sales increased 2.7% in the first nine months of fiscal 2005. Past comparable store sales results may not be indicative of future results. As a result, the unpredictability of our comparable store sales may cause our revenue and operating results to vary from quarter to quarter, and an unanticipated decline in comparable store sales may cause our stock price to fluctuate.

We depend on a number of key vendors to supply our merchandise and provide critical services, and the loss of any one of our key vendors may result in a loss of sales revenue and significantly harm our operating results.

We make merchandise purchases from over 350 vendors. Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. Our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have limited the distribution of their merchandise in the past. We have no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products, and any vendor or distributor could discontinue selling to us at any time. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future, or be able to develop relationships with new vendors to expand our options or replace discontinued vendors. Our inability to acquire suitable merchandise in the future or the loss of one or more key vendors and our failure to replace any one or more of them may have a material adverse effect on our business, results of operations and financial condition.

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

As of October 29, 2005, we had approximately 3,700 full and part time employees, and while we believe our relations with our employees are generally good, we cannot predict the effect that any future organizational activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations and increases in our labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

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

Our revolving credit facility contains a clause which allows our lenders to forego additional advances should they determine there has been a material adverse change in our operations, business, properties, assets, liabilities, condition or prospects or a condition or event that is reasonably likely to result in a material adverse change in our financial position or prospects reasonably likely to result in a material adverse effect on our business, condition (financial or otherwise), operations, performance or properties taken as a whole. However, our lenders have not notified us of any indication that a material adverse effect exists at October 29, 2005 or that a material adverse change has occurred. We believe that no material adverse change has occurred and we believe that we will continue to borrow on the line of credit to fund our operations over the term of the revolving credit facility. We do not anticipate any changes in our business practices that would result in any determination that there has been a material adverse effect in our operations, business, properties, assets, liabilities, condition or prospects. However, we cannot be certain that our lenders will not make such a determination in the future.

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

Because our business requires a substantial level of liquidity, we are dependent upon a revolving credit facility with certain restrictive covenants that limit our flexibility

Our business requires substantial liquidity in order to finance inventory purchases, the employment of sales personnel for the peak holiday period, advertising for the holiday buying season and other similar advance expenses. As described above, we currently have in place a revolving credit facility that provides for an overall commitment of $150.0 million. Over the past several years, we have entered into modifications, amendments and restatements of this revolving credit facility, primarily to address changes in the requirements applicable to us under the revolving credit facility documents, and, most recently, to increase the stated amount of commitment under the facility amongst other things.

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

During the third quarter of fiscal year 2005, we purchased approximately 60% of our merchandise directly from vendors located abroad. As an importer, our future success will depend in large measure upon our ability to maintain our existing foreign supplier relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them. Additionally, many of our imported products are subject to existing duties, tariffs and quotas that may limit the quantity of some types of goods which we may import into the United States of America. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the United States of America, changes in import duties, tariffs and quotas, loss of “most favored nation” trading status by the United States of America in relation to a particular foreign country, work stoppages including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States of America, freight cost increases, economic uncertainties, including inflation, foreign government regulations, and political unrest and trade restrictions, including the United States of America retaliating against protectionist foreign trade practices. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political, financial or other instabilities that are particular to their home countries, including without limitation local acts of terrorism or economic, environmental or health and welfare-related crises, which may in turn result in limitations or temporary or permanent halts to their operations, restrictions on the transfer of goods or funds and/or other trade disruptions. If any of these or other factors were to render the conduct of business in particular countries undesirable or impractical, our financial condition and results of operations could be materially adversely affected.

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

For the first nine months of fiscal year 2005, revenue through our direct-to-customer channel grew by 42% as compared to the same period in the prior fiscal year. Increased activity in our direct-to-customer business could result in material changes in our operating costs, including increased merchandise inventory costs and costs for paper and postage associated with the distribution and shipping of catalogs and products. Although we intend to attempt to mitigate the impact of these increases by improving sales revenue and efficiencies, we cannot assure you that we will succeed in mitigating expenses with increased efficiency or that cost increases associated with our direct-to-customer business will not have an adverse effect on the profitability of our business. Additionally, while we outsource to a third party the fulfillment of our direct-to-customer division, including customer service and non-furniture distribution, the third party may not have the capacity to accommodate our growth. This lack of capacity may result in delayed customer orders and deficiencies in customer service, both of which may adversely affect our reputation, cause us to lose sales revenue and limit or counter recent growth in our direct-to-customer business.

We depend on key personnel and could be affected by the loss of their services because of the limited number of qualified people in our industry.

The success of our business will continue to depend upon our key personnel, including our Chairman, President and Chief Executive Officer, Gary Friedman. Competition for qualified employees and personnel in the retail industry is intense. The process of locating personnel with the combination of skills and attributes required to carry out our goals is often lengthy. Our success depends to a significant degree upon our ability to attract, retain and motivate qualified management, marketing and sales personnel, in particular store managers, and upon the continued contributions of these people. We cannot assure you that we will be successful in attracting and retaining qualified executives and personnel. In addition, our employees may voluntarily terminate their employment with us at any time. For instance, as previously disclosed, our Chief Financial Officer resigned effective September 9, 2005. We do not maintain any key man life insurance. The loss of the services of key management personnel, employee turnover in important areas of our business or our failure to attract additional qualified personnel or effectively handle management transitions could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to anti-takeover provisions and the terms and conditions of our preferred stock that could delay or prevent an acquisition and could adversely affect the price of our common stock.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include without limitation statements relating to our future plans, statements relating to anticipated future costs and expenses, statements relating to anticipated future revenue growth, statements relating to revenue deferrals into future periods, statements relating to future availability under our revolving credit facility, statements relating to our working capital and capital expenditure needs, statements relating to the anticipated opening of new stores, and other statements containing words such as “believe,” “anticipate,” “expect,” “may,” “intend” and words of similar import or statements of our management’s opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, customer reactions to our current and anticipated merchandising and marketing programs and strategies, timely introduction and customer acceptance of our merchandise, positive customer reaction to our catalog and Internet offerings, revised product mix, prototype stores and core businesses, timely and effective sourcing of our merchandise from our foreign and domestic vendors and delivery of merchandise through our supply chain to our stores and customers, effective inventory and catalog management, actual achievement of cost savings and improvements to operating efficiencies, effective sales performance, the actual impact of key personnel of the Company on the development and execution of our strategies, changes in investor perceptions of the Company, fluctuations in comparable store sales, limitations resulting from restrictive covenants in our credit facility, changes in economic or business conditions in general, changes in political conditions in the United States and abroad in general, changes in product supply, changes in the competitive environment in which we operate, changes in our management information needs, changes in customer needs and expectations, governmental actions, and other factors described above in the section ”Factors That May Affect Our Future Operating Results.” We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this quarterly report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, for the year ended January 29, 2005, have not changed materially during the third quarter ended October 29, 2005.

Item 4.	Controls and Procedures.

As of October 29, 2005, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Acting Chief Financial Officer (“CFO”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of October 29, 2005 were effective. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Restoration Hardware, Inc.

Date: December 7, 2005

	By:	/s/ Gary G. Friedman
Gary G. Friedman
Chairman, President and
Chief Executive Officer

	By:	/s/ Murray Jukes
Murray Jukes
Acting Chief Financial Officer and Vice President, Controller
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION
3.1	Second Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to exhibit number 3.1 of the Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on October 24, 2001)

3.2	Amended and Restated Bylaws, as amended to date (incorporated by reference to exhibit number 3.2 of Form 10-Q for the quarterly period ended October 31, 1998 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 15, 1998)

3.3	Certificate of Designation of Series A and Series B Preferred Stock (incorporated by reference to exhibit number 4.6 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Acting Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer