Form 10-K
period 2006-01-28
RESTORATION HARDWARE INC
filed 2006-04-12
CIK 863821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)

☒     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended JANUARY 28, 2006

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

COMMON STOCK, $0.0001 PAR VALUE

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

The aggregate market value of common stock, par value $0.0001 per share, held by non-affiliates of the registrant based on the closing price for the common stock on The Nasdaq National Market on the last business day of the registrant’s most recently completed fiscal second quarter (July 30, 2005), was approximately $305 million. For purposes of this calculation, the registrant has assumed that only shares beneficially held by executive officers and directors of the registrant are deemed shares held by affiliates of the registrant. This assumption of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose. 37,773,289 shares of the registrant’s common stock were outstanding on March 30, 2006.

This annual report on Form 10-K contains forward-looking statements that are based on the beliefs of, and estimates made by and information currently available to, our management. The words “believe,” “anticipate,” “expect,” “may,” “intend,” “plan” and similar expressions identify forward-looking statements. These statements are subject to risks and uncertainties. Actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in “Risk Factors” and elsewhere in this annual report on Form 10-K. We assume no obligation to update this information.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement for its 2006 annual meeting of stockholders are incorporated by reference into Item 5 of Part II and Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

PART I

ITEM 1.                BUSINESS

Restoration Hardware, Inc., and subsidiaries, (the “Company”, “we”, or “our”) is a specialty retailer of hardware, bathware, furniture, lighting, textiles, accessories and related merchandise that reflects our classic and authentic American point of view. We commenced business in 1979 as a purveyor of fittings and fixtures for older homes. Since then, we have evolved into a unique home furnishings retailer offering consumers an array of distinctive and high quality merchandise. Our merchandise strategy and our stores’ architectural style create a unique and attractive selling environment designed to appeal to an affluent, well educated, 35 to 60 year old customer. Our plan is to fill the void in the marketplace above the current home lifestyle retailers, and below the interior design trade.

We were incorporated in California in June 1987 and were reincorporated in Delaware in 1998. We operated 103 stores and six outlet stores in 30 states, the District of Columbia and Canada at January 28, 2006. We operate on a 52 - 53 week fiscal year ending on the Saturday closest to January 31. The fiscal years ended January 28, 2006 (“fiscal 2005”), January 29, 2005 (“fiscal 2004”), and January 31, 2004 (“fiscal 2003”) consisted of 52 weeks.

In addition to our retail stores, we operate a direct-to-customer (“direct”) sales channel, which includes both Catalog and Internet, and a wholly-owned furniture manufacturer. For additional information on our business segments, see Note 12 to our Consolidated Financial Statements in Part II, Item 8 of this annual report on Form 10-K.

We are a multi-channel business and our catalog distribution drives sales across our retail, catalog and Internet businesses. We use our catalog as our primary marketing vehicle, marketing to new customers and return customers, both in and outside the retail trade area. We believe our catalog is a key resource to further market our brand to all our current and new customers.

Since 2002, the Company history is as follows:

In 2002, we launched a new merchandising strategy which included new merchandise offerings, adjustments of overall product mix, and the remodeling of our stores in order to best present the new merchandise. In addition, to drive sales in our direct channels, we expanded our product assortment of catalog and Internet only items.

In 2003, we built on the prior year’s successful launch by refining and expanding our core merchandise offerings, which included premium textiles, bath fixtures and hardware, lighting, and furniture.

In 2004, we re-merchandised our furniture assortment and revamped our accessories offering. We also redesigned our catalog in 2004 to improve the presentation of our core businesses and more clearly communicate the quality positioning of our offerings. In addition, we opened our first outlet store.

In 2005, we remodeled the majority of our stores and opened one traditional retail store and five outlet stores. The remodeled stores enabled us to expand the merchandise offerings in certain core categories, particularly lighting and textiles, and present those offerings with more clarity and focus. The expansion of our outlet store strategy will enable us to more effectively liquidate overstocked, discontinued and damaged merchandise and over time, we believe will substantially reduce the need for the less productive warehouse sales events that we have historically held. During the year, we also continued to upgrade our management team, particularly in the area of operations.

Our customers have continued to respond positively to the new merchandise introductions presented in all channels. We believe the re-merchandising focus, the remodeling efforts and added operational leadership will provide a strong foundation for margin expansion, operational efficiencies and cost reductions, as well as provide a springboard for future growth.

We make available free of charge through our website at www.restorationhardware.com under “Company Information” our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and amendments to these and other reports filed or furnished by us pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we file such materials with the Securities and Exchange Commission.

RETAIL STORES

Merchandising Mix

We offer a broad but carefully edited selection of merchandise that provides a consistent point of view throughout our stores. Our collection of merchandise, not traditionally found in a single store environment, includes hardware, bathware, furniture, lighting, textiles, accessories and related merchandise. Our merchandise mix also includes proprietary products selected from non-traditional distribution channels that appear unique to our customers.

Product Selection, Purchasing and Sourcing

We make merchandise purchases from over 400 vendors and source some of our furniture through our wholly-owned subsidiary, The Michaels Furniture Company, Inc. (“Michaels”). Our vendors include major domestic manufacturers, specialty niche manufacturers and importers. We maintain agents in China, England, France, Germany, India, Indonesia, Italy, Japan, Philippines, Portugal, Vietnam and Eastern Europe. Approximately 62% of our purchases are sourced from vendors located abroad. By sourcing a large proportion of products offshore, we seek to achieve increased buying effectiveness and ensure exclusivity for a portion of our product line. In many instances, we also work closely with our vendors to develop products that are unique to us.

DIRECT-TO-CUSTOMER—CATALOG AND INTERNET

Our catalog business complements our retail business by building customer awareness of our merchandise concepts, increasing customer traffic in our stores, enhancing brand image and acting as an effective advertising vehicle. In addition, we maintain a website, www.restorationhardware.com, designed to sell our products, promote consumer awareness of our brand and generate store traffic.

In fiscal 2005, we circulated approximately 1% more catalogs but approximately 19% more catalog pages than in fiscal 2004. We mail catalogs to persons with demographic profiles similar to those of our retail customers and who also possess previous mail order purchase histories. In fiscal 2005, approximately 61% of catalogs were circulated to past customers, and the remaining catalogs were mailed to prospects. These prospects were obtained primarily from customer lists of other high-end mail order companies sharing similar customer demographics. We outsource to a third party the fulfillment aspects of the direct-to-customer business, including customer service and non-furniture distribution.

THE MICHAELS FURNITURE COMPANY, INC. (“Michaels”)

Purchased by Restoration Hardware in 1998, Michaels offers a line of high quality furniture for the home and office. Specific product lines include bedroom, living room, dining room, home office and occasional items. Intercompany sales to Restoration Hardware represented all of Michaels’ total sales in fiscal 2005, fiscal 2004 and fiscal 2003, and this is expected to continue. Michaels is located in Sacramento, California.

MANAGEMENT INFORMATION SYSTEMS

Our retail management information systems include integrated store, merchandising, distribution and financial systems. We utilize one vendor for our point-of-sale, merchandise management and warehouse management systems, and rely on that vendor for software support as well.

COMPETITION

The retail market is highly competitive. We compete against a diverse group of retailers ranging from specialty stores to traditional furniture stores and department stores. Our product offerings also compete with a variety of national, regional and local retailers. We compete with these and other retailers for customers, suitable retail locations, suppliers, qualified employees and management personnel. Many of our competitors have significantly greater financial, marketing and other resources. Moreover, increased competition may result, and has resulted, in potential or actual litigation between us and our competitors relating to such activities as competitive sales and hiring practices, exclusive relationships with key suppliers and manufacturers and other matters. As a result, increased competition may adversely affect our financial performance, and we cannot assure you that we will be able to compete successfully in the future.

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

TRADEMARKS

We have registered our trademark “Restoration Hardware” in the United States of America, Mexico and Canada. Trademarks are generally valid as long as they are in use and their registrations typically can be renewed indefinitely so long as the marks are in use. Our trademark is of material importance to us.

EMPLOYEES

At January 28, 2006, we had approximately 1,600 full-time employees and 2,200 part-time employees. We consider our employee relations to be good.

ITEM 1A.        RISK FACTORS

We face a variety of risks that may affect our operations or financial results and many of those risks are driven by factors that we cannot control or predict. The following discussion addresses those risks that management believes are the most significant, although there may be other risks that could arise, or may prove to be more significant than expected, that may affect our operations or financial results.

Our success depends upon consumer responses to our product offerings; if we fail to successfully anticipate changes in consumer trends or consumers otherwise do not respond to our product offerings, our results of operations may be adversely affected.

Our success depends on consumer responses to our product offerings and our ability to anticipate and respond to changing merchandise trends and consumer demands in a timely manner. If, for example, consumers do not respond to our product offering or we misjudge market trends, we may significantly overstock unpopular products and be forced to take significant inventory markdowns, which would have a negative impact on our operating results. Conversely, shortages of popular items could result in loss of potential sales revenue and have a material adverse effect on our operating results.

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

In addition, a material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise trends and consumer demands could cause us to close underperforming stores. While we believe that we benefit in the long run financially by closing underperforming stores and reducing nonproductive costs, the closure of such stores would subject us to additional increased short-term costs including, but not limited to, employee severance costs, charges in connection with the impairment of assets and costs associated with the disposition of outstanding lease obligations. At January 28, 2006, we did not expect, and therefore did not reserve for, any store closures.

Our success is highly dependent on improvements to our planning, order acceptance and fulfillment and supply chain processes.

Our product mix is increasingly dependent upon the efficiency of our supply chain infrastructure and order acceptance and fulfillment processes. Our in store customer sales have recently consisted of higher percentages of merchandise that must be shipped to the customer or is custom ordered as we have refined our product offerings. Such transactions put additional pressure on our order acceptance and fulfillment processes. An important part of our efforts to achieve efficiencies, cost reductions and sales growth is the identification and implementation of improvements to our planning, logistical and distribution infrastructure and our supply chain, including merchandise ordering, transportation and receipt processing. An inability to improve our planning and supply chain processes or to take full advantage of supply chain opportunities could result in loss of potential sales revenue, increase our costs and have a material adverse effect on our operating results.

Because our revenue is subject to seasonal fluctuations, significant deviations from projected demand for products in our inventory during a selling season could have a material adverse effect on our financial condition and results of operations.

Our business is highly seasonal. We make decisions regarding merchandise well in advance of the season in which it will be sold, particularly for the holiday selling season. The general pattern associated with the retail industry is one of peak sales and earnings during the holiday season. Due to the importance of the holiday selling season, the fourth quarter of each fiscal year has historically contributed, and we expect it will continue to contribute, a disproportionate percentage of our net revenue and our gross profit for the entire fiscal year. In anticipation of increased sales activity during the fourth quarter, we incur significant additional expenses both prior to and during the fourth quarter. These expenses may include acquisition of additional inventory, catalog preparation and mailing, advertising, in-store promotions, seasonal staffing needs and other similar items. If, for any reason, our sales were to fall below our expectations in the fourth quarter, our business, financial condition and annual operating results may be materially adversely affected.

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

Our quarterly results have fluctuated in the past and may fluctuate significantly in the future, depending upon a variety of factors, including, among other things, the mix of products sold, the timing and level of markdowns, promotional events, store openings, closings, seasonality, remodelings or relocations, shifts in the timing of holidays, timing of catalog releases or sales, timing of delivery of orders, competitive factors and general economic conditions. Accordingly, our profits or losses may fluctuate. Moreover, in response to competitive pressures, we may take certain pricing or marketing actions that could have a material adverse effect on our business, financial condition and results of operations. Therefore, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and cannot be relied upon as indicators of future performance. If our operating results in any future period fall below the expectations of securities analysts or investors, or if our operating results do not meet the guidance that we issue from time to time, the market price of our shares of common stock would likely decline.

Fluctuations in comparable store sales may cause our revenue and operating results from period-to-period to vary.

A variety of factors affect our comparable store sales including, among other things, the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise mix, promotional events, the impact of competition, the timing of delivery of orders and our ability to execute our business strategy efficiently. Our comparable store sales decreased 0.3% in fiscal 2005. Past comparable store sales results may not be indicative of future results. As a result, the unpredictability of our comparable store sales may cause our revenue and operating results to vary from quarter to quarter, and an unanticipated decline in comparable store sales may cause our stock price to fluctuate.

We depend on a number of key vendors to supply our merchandise and provide critical services, and the loss of any one of our key vendors may result in a loss of sales revenue and significantly harm our operating results.

We make merchandise purchases from over 400 vendors. Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. Our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have limited the distribution of their merchandise in the past. We have no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products, and any vendor or distributor could discontinue selling to us at any time. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future, or be able to develop relationships with new vendors to expand our offerings or replace discontinued vendors. Our inability to acquire suitable merchandise in the future or the loss of one or more key vendors and our failure to replace any one or more of them may have a material adverse effect on our business, results of operations and financial condition.

In addition, a single vendor supports our point-of-sale, merchandise management and warehouse management systems. We also rely on the same vendor for software support. A failure by this vendor to adequately support our management information systems in the future could have a material adverse effect on our business, results of operations and financial condition.

We routinely purchase products from new vendors, many of whom are located abroad. We cannot assure you that they will be reliable sources of our products. Moreover, a number of these manufacturers and suppliers are small and undercapitalized firms that produce limited numbers of items. Given their limited resources, these firms might be susceptible to production difficulties, quality control issues and problems in delivering agreed-upon quantities on schedule. We cannot assure you that we will be able, if necessary, to return products to these suppliers and manufacturers and obtain refunds of our purchase price or obtain reimbursement or indemnification from them if their products prove defective. These suppliers and manufacturers also may be unable to withstand a downturn in the U.S. or worldwide economy. Significant failures on the part of these suppliers or manufacturers could have a material adverse effect on our operating results.

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

Operational difficulties in any of our distribution and order acceptance and fulfillment operations would materially affect our operating results.

A growing percentage of our business depends upon the successful operation of our distribution and order acceptance and fulfillment services either because the business is generated through our Catalog and Internet channels or because the customer’s purchase in the store must be completed through a shipment of product to the customer. The distribution functions for our stores as well as all of our furniture orders are currently handled from our facilities in Hayward and Tracy, California and Baltimore, Maryland. Operational difficulties such as a significant interruption in the operation of any of these facilities may delay shipment of merchandise to our stores and our customers, damage our reputation or otherwise have a material adverse effect on our financial condition and results of operations. Moreover, a failure to successfully coordinate the operations of these facilities could also have a material adverse effect on our financial condition and results of operations. Separately, significant disruptions to the operations of the third party vendor who handles, among other things, the distribution and fulfillment functions for our direct-to-customer business on an outsourced basis could be expected to have similar negative consequences.

Labor activities could cause labor relations difficulties for us.

As of January 28, 2006, we had approximately 3,800 full and part-time employees, and while we believe our relations with our employees are generally good, we cannot predict the effect that any future organizational activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations and increases in our labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

We are dependent on external funding sources, including the terms of our revolving credit facility, which may not make available to us sufficient funds when we need them.

We have significantly relied and may rely in the future on external funding sources to finance our operations and growth. Any reduction in cash flow from operations could increase our external funding requirements to levels above those currently available to us. While we currently have in place a $150.0 million revolving credit facility, the amount available under this facility will be less than the stated amount (i) if there is a shortfall in the availability of eligible collateral to support the borrowing base and reserves as established by the terms of the revolving credit facility and (ii) at times when we are not in compliance with the requirements of the fixed charge coverage ratio for us to access incremental advances under the credit facility when the remaining availability for additional borrowing under the facility is less than 10% of the applicable borrowing base for the line of credit at the time . We currently believe that our cash flow from operations and funds available under our revolving credit facility will satisfy our capital and operating requirements for at least the next 12 months. However, the weakening of, or other adverse developments concerning our sales performance or adverse developments concerning the availability of credit under our revolving credit facility due to covenant limitations or other factors could limit the overall amount of funds available to us.

Our revolving credit facility provides for incremental advances with availability determined from the application of a higher advance rate on eligible inventory and eligible accounts receivables. In order to obtain these incremental advances, we are required to maintain a minimum fixed charge coverage ratio if the remaining availability for additional borrowing under the facility is less than 10% of the applicable borrowing base for the line of credit at the time.

Our revolving credit facility also contains a clause which allows our lenders to forego additional advances should they determine there has been a material adverse change in our operations, business, properties, assets, liabilities, condition or prospects or a condition or event that is reasonably likely to result in a material adverse change in our financial position or prospects reasonably likely to result in a material adverse effect on our business, condition (financial or otherwise), operations, performance or properties taken as a whole. However, our lenders have not notified us of any indication that a material adverse effect exists at January 28, 2006 or that a material adverse change has occurred. We believe that no material adverse change has occurred and we believe that we will continue to borrow on the line of credit subject to its terms and conditions of availability in order to fund our operations over the term of the revolving credit facility which expires in June 2009. We do not anticipate any changes in our business practices that would result in any determination that there has been a material adverse effect in our operations, business, properties, assets, liabilities, condition or prospects. However, we cannot be certain that our lenders will not make such a determination in the future.

We may experience cash flow shortfalls in the future and we may otherwise require additional external funding beyond the amounts available under our revolving credit facility. However, we cannot assure you that we will be able to raise funds on favorable terms, if at all, or that future financing requirements would not be dilutive to holders of our capital stock. In the event that we are unable to obtain additional funds on acceptable terms or otherwise, we may be unable or determine not to take advantage of new opportunities or defer on taking other actions that otherwise may be important to our operations. Additionally, we may need to raise funds to take advantage of unanticipated opportunities. We also may need to raise funds to respond to changing business conditions or unanticipated competitive pressures. If we fail to raise sufficient additional funds, we may be required to delay or abandon some of our planned future expenditures or aspects of our current operations.

Because our business requires a substantial level of liquidity, we are dependent upon a revolving credit facility with certain restrictive covenants that limit our flexibility.

Our business requires substantial liquidity in order to finance inventory purchases, the employment of sales personnel for the peak holiday period, mailings of catalogs and other advertising costs for the holiday buying season and other similar advance expenses. As described above, we currently have in place a revolving credit facility that provides for an overall commitment of $150.0 million. Over the past several years, we have entered into modifications, amendments and restatements of this revolving credit facility, primarily to address changes in the requirements applicable to us under the revolving credit facility documents, and, most recently, to increase the stated amount of commitment under the facility amongst other things.

Covenants in the revolving credit facility include, among others, ones that limit our ability to incur additional debt, make liens, make investments, consolidate, merge or acquire other businesses, sell assets, pay dividends or other distributions, and enter into transactions with affiliates. In addition, the incremental advance portion of our revolving credit facility includes a fixed charge coverage ratio covenant that is expected to limit our ability to access incremental advances during certain months of the year. Although we have been able to obtain incremental advances when needed to provide the capital required for our business to date, there may be times in the future when the terms and conditions of availability for our line of credit, including the restrictions applicable to the incremental advance provisions, would limit our ability to access working capital as and to the extent we require for the operation of our business, potentially having an adverse affect on our results of operation.

These covenants restrict numerous aspects of our business. The revolving credit facility also includes a borrowing base formula (which includes an adjustment to the advance rate against eligible inventory and eligible accounts receivable for incremental advances as described above) to address the availability of credit at any given time based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, in each case, subject to the overall aggregate cap on borrowings. Consequently, for purposes of the borrowing base formula, the value of eligible inventory and eligible accounts receivable may limit our ability to borrow under the revolving credit facility.

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

High levels of interest and other expense have had in the past, and could have in the future, negative effects on our operations. An increase in the variable interest rate under our revolving credit facility, coupled with an increase in our outstanding debt, could result in material amounts otherwise available for other business purposes being used to pay for interest expense.

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

During fiscal 2005, we purchased approximately 62% of our merchandise directly from vendors located abroad. As an importer, our future success will depend in large measure upon our ability to maintain our existing foreign supplier relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them. Additionally, many of our imported products are subject to existing duties, tariffs and quotas that may limit the quantity of some types of goods which we may import into the United States of America. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the United States of America, changes in import duties, tariffs and quotas, loss of “most favored nation” trading status by the United States of America in relation to a particular foreign country, work stoppages including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States of America, freight cost increases, economic uncertainties, including inflation, foreign government regulations, and political unrest and trade restrictions, including the United States of America retaliating against protectionist foreign trade practices. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political, financial or other instabilities that are particular to their home countries, including without limitation local acts of terrorism or economic, environmental or health and welfare-related crises, which may in turn result in limitations or temporary or permanent halts to their operations, restrictions on the transfer of goods or funds and/or other trade disruptions. If any of these or other factors were to render the conduct of business in particular countries undesirable or impractical, our financial condition and results of operations could be materially adversely affected.

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

While most of our purchases outside of the United States of America currently are settled in U.S. dollars, it is possible that a growing number of them in the future may be made in currencies other than the U.S. dollar. Historically, we have not hedged our currency risk and we do not currently anticipate doing so in the future. However, because our financial results are reported in U.S. dollars, fluctuations in the rates of exchange between the U.S. dollar and other currencies may decrease our sales margins or otherwise have a material adverse effect on our financial condition and results of operations in the future.

Rapid growth in our direct-to-customer business may not be sustained and may not generate a corresponding increase in profits to our business.

For fiscal 2005, revenue through our direct-to-customer channel grew by 34% as compared to the prior fiscal year. Increased activity in our direct-to-customer business could result in material changes in our operating costs, including increased merchandise inventory costs and costs for paper and postage associated with the distribution and shipping of catalogs and products. Although we intend to attempt to mitigate the impact of these increases by improving sales revenue and efficiencies, we cannot assure you that we will succeed in mitigating expenses with increased efficiency or that cost increases associated with our direct-to-customer business will not have an adverse effect on the profitability of our business. Additionally, while we outsource to a third party the fulfillment of our direct-to-customer division, including customer service and non-furniture distribution, the third party may not have the capacity to accommodate our growth. This lack of capacity may result in delayed customer orders and deficiencies in customer service, both of which may adversely affect our reputation, cause us to lose sales revenue and limit or counter recent growth in our direct-to-customer business.

We depend on key personnel and could be affected by the loss of their services because of the limited number of qualified people in our industry.

The success of our business will continue to depend upon our key personnel, including our Chairman, President, and Chief Executive Officer, Gary Friedman. We recently announced the intention of our Chief Operating Officer to resign and that we have commenced a search for a new Chief Operating Officer. Competition for qualified employees and personnel in the retail industry is intense. The process of locating personnel with the combination of skills and attributes required to carry out our goals is often lengthy. Our success depends to a significant degree upon our ability to attract, retain and motivate qualified management, marketing and sales personnel, in particular store managers, and upon the continued contributions of these people. We cannot assure you that we will be successful in attracting and retaining qualified executives and personnel. In addition, our employees may voluntarily terminate their employment with us at any time. We do not maintain any key man life insurance. The loss of the services of key management personnel, employee turnover in important areas of our business or our failure to attract additional qualified personnel or effectively handle management transitions could have a material adverse effect on our business, financial condition and results of operations.

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

The retail market is highly competitive. We compete against a diverse group of retailers ranging from specialty stores to traditional furniture stores and department stores. Our product offerings also compete with a variety of national, regional and local retailers. We compete with these and other retailers for customers, suitable retail locations, suppliers, qualified employees and management personnel. Many of our competitors have significantly greater financial, marketing and other resources. Moreover, increased competition may result, and has resulted in the past, in potential or actual litigation between us and our competitors relating to such activities as competitive sales and hiring practices, exclusive relationships with key suppliers and manufacturers and other matters. As a result, increased competition may adversely affect our future financial performance, and we cannot assure you that we will be able to compete successfully in the future.

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

Threats of terrorist attacks in the United States of America, as well as future events occurring in response to or in connection with them, including, without limitation, future terrorist attacks or threats against United States of America targets, rumors or threats of war, actual conflicts involving the United States of America or its allies, including the on-going U.S. conflicts in Iraq and Afghanistan, further conflicts in the Middle East and in other developing countries, or military or trade disruptions affecting our domestic or foreign suppliers of merchandise, may impact our operations. Our operations also may be affected by natural disasters or other similar events, including floods, hurricanes, earthquakes, or fires. The potential impact of any of these events to our operations includes, among other things, delays or losses in the delivery of merchandise to us or our customers and decreased sales of the products we carry. Additionally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States of America and worldwide financial markets and economies. Also, any of these events could result in economic recession in the United States of America or abroad. Any of these occurrences could have a significant impact on our operating results, revenue and costs and may result in the volatility of the future market price of our common stock.

Our common stock price may be volatile.

The market price of our common stock has fluctuated significantly in the past, and is likely to continue to be highly volatile. In addition, the trading volume in our common stock has fluctuated, and significant price variations can occur as a result. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. In addition, the United States of America equity markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of companies such as ours. These broad market fluctuations may materially adversely affect the market price of our common stock in the future. Variations in the market price of our common stock may be the result of changes in the trading characteristics that prevail in the market for our common stock, including low trading volumes, trading volume fluctuations and other similar factors that are particularly common among highly volatile securities. Variations also may be the result of changes in our business, operations or prospects, announcements or activities by our competitors, entering into new contractual relationships with key suppliers or manufacturers by us or our competitors, proposed acquisitions by us or our competitors, financial results that fail to meet our guidance or public market analysts’ expectations, changes in stock market analysts’ recommendations regarding us, other retail companies or the retail industry in general, and domestic and international market and economic conditions.

Future sales of our common stock in the public market could adversely affect our stock price and our ability to raise funds in new equity offerings.

We cannot predict the effect, if any, that future sales of shares of our common stock or the availability for future sale of shares of our common stock or securities convertible into or exercisable for our common stock will have on the market price of our common stock prevailing from time to time. For example, in connection with our March 2001 preferred stock financing, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register approximately 6.4 million shares of our common stock issued, or to be issued, upon the conversion of our Series A preferred stock to some of our stockholders. The registration statement was declared effective by the Securities and Exchange Commission on October 31, 2002 and may remain effective under certain circumstances until as long as March 2009. During fiscal 2005, the remaining holders of the Series A preferred stock elected to convert their shares of Series A preferred stock into common stock. Sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement or under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options, or the conversion of our preferred stock, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our common stock and could materially impair our future ability to raise capital through an offering of equity securities.

Newly adopted accounting regulations that require companies to expense stock options will result in a decrease in our earnings and our stock price may decline.

The Financial Accounting Standards Board (“FASB”) recently adopted regulations that will eliminate the Company’s ability to account for share-based compensation transactions using the intrinsic method and would require that such transactions be accounted for using a fair-value-based method and be recognized as an expense in our Consolidated Statement of Operations. We are required to expense stock options effective in periods beginning after January 28, 2006. For prior periods, we only disclosed such expenses on a pro forma basis in the Notes to our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America. Effective with the beginning of the first quarter of fiscal 2006, we will adopt Statement of Financial Accounting Standards No. 123 (R) (“SFAS 123(R)”) using the modified prospective method. Under this method, the unvested portions of previously granted share-based payments, as well as the fair value of awards granted after adoption are included in operating expenses over the appropriate service period. We have decided to use the Black Scholes model to estimate the fair value of our stock options, unless additional information becomes available in the future that indicates another model would be more appropriate for us, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Based on stock options granted to employees through January 28, 2006, we expect the adoption of SFAS 123(R) will increase first quarter expenses by approximately $1.3 million ($0.03 per share, basic) and increase full year fiscal 2006 expenses by approximately $4.0 million ($0.11 per share, basic).

We are subject to anti-takeover provisions and other terms and conditions that could delay or prevent an acquisition and could adversely affect the price of our common stock.

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

In addition our board of directors has the authority to fix the rights and preferences of, and to issue shares of, our preferred stock, which may have the effect of delaying or preventing a change in control of our Company without action by holders of our common stock. These provisions may create a potentially discouraging effect on, among other things, any third party’s interest in completing a merger, consolidation, acquisition or similar type of transaction with us. Consequently, the existence of these anti-takeover provisions may collectively have a negative impact on the price of our common stock, may discourage third-party bidders from making a bid for our Company or may reduce any premiums paid to our stockholders for their common stock.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

We currently lease approximately 112,000 square feet of space for use as our headquarters, including approximately 44,000 square feet of warehouse space, located in Corte Madera, California. The leases for this space expire between April 2006 and May 2010. We lease approximately 7,000 square feet of office space in New York, New York. The lease for this space expires between May 2006 and January 2011.

As of January 28, 2006, we leased space in three separate distribution facilities and outsourced the distribution efforts for non-furniture in the direct-to-customer channel. We lease approximately 160,000 square feet of warehouse space in Hayward, California, which primarily supports our non-furniture distribution for the west coast of the United States of America. This lease expires in October 2006 with an option to extend for a twelve-month term. We lease approximately 284,000 square feet of warehouse space in Tracy, California, which acts as a furniture distribution center. The lease for this facility expires in September 2011, with an option to renew for one additional five-year term. We also lease approximately 508,000 square feet of warehouse space in Baltimore, Maryland, for use as our east coast distribution center. The lease for this space expires in September 2008.

As of January 28, 2006, we leased approximately 1,263,000 gross square feet for our 103 retail stores, six outlet stores, and an outlet store that will open in April 2006. The initial lease term of our retail stores generally range from 10 to 20 years. Certain leases contain renewal options for up to 15 years. Most leases for our retail stores provide for a minimum rent, typically including escalating rent increases, plus a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses.

In connection with our wholly-owned furniture manufacturing subsidiary, Michaels, we lease two properties used for the manufacturing and storage of furniture, in Sacramento, California. We lease one of the properties from the previous owner and current president of Michaels. The main property consists of approximately 100,000 square feet of manufacturing space and 7,000 square feet of office space. The lease expires in February 2008, with options to extend the lease for two additional five-year terms. The second property consists of approximately 46,000 square feet of warehouse space, which is used to house finished goods. This lease expires in July 2006.

We intend to renew those leases expiring in the near term.

ITEM 3.                LEGAL PROCEEDINGS

There are no material pending legal proceedings against us. We are, however, involved from time to time in legal proceedings, including litigation arising in the ordinary course of our business. At the present time, we believe no legal proceedings will have a material adverse effect on our financial condition or results of operations. However, we cannot assure you that the results of any proceeding will be in our favor. Moreover, due to the uncertainties inherent in any legal proceeding, we cannot accurately predict the ultimate outcome of any proceeding and may incur substantial costs to defend the proceeding, irrespective of the merits. The unfavorable outcome of any legal proceeding could have an adverse impact on our business, financial condition and results of operations.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this annual report on Form 10-K.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is listed on The Nasdaq National Market (“NASDAQ”) under the symbol “RSTO.” The closing price of our common stock on Nasdaq was $5.75 on March 30, 2006.

STOCKHOLDERS

As of March 30, 2006 there were 470 stockholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

DIVIDEND POLICY

No dividends have been declared on our common stock since our 1998 initial public offering and it is not anticipated that we will pay any dividends in the foreseeable future on our common stock. In addition, restrictive covenants in our revolving credit facility limit our ability to pay dividends.

STOCK PRICE INFORMATION

Set forth below are the high and low closing sale prices for shares of our common stock for each quarter during the fiscal years ended January 28, 2006 and January 29, 2005, as reported by The Nasdaq National Market.

Quarter Ending	High	Low
May 1, 2004	7.25	3.57
July 31, 2004	8.00	4.99
October 30, 2004	6.68	4.82
January 29, 2005	6.37	4.87
April 30, 2005	6.71	5.05
July 30, 2005	9.00	5.63
October 29, 2005	8.63	5.47
January 28, 2006	6.60	4.94

Information relating to the securities authorized for issuance under equity compensation plans will be set forth in the section with the caption “Equity Compensation Plan Information” in our definitive proxy statement. This information is incorporated herein by reference.

ITEM 6.                SELECTED FINANCIAL DATA AND OTHER NON-FINANCIAL INFORMATION

The following table sets forth selected, consolidated financial information and other non-financial information as of and for the years indicated. This information is qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements, related notes thereto and other financial data included elsewhere in this annual report on Form 10-K. The following results may not be indicative of our future operating results.

	Fiscal Year
	2005	2004	2003	2002	2001
(Dollars in thousands, except per share and selected operating data)
Results of Operations:
Net revenue	$581,657	$525,823	$438,508	$400,337	$366,473
(Loss) income before income taxes	(3,106)	1,604	(4,029)	(10,864)	(39,704)
Net (loss) income	(29,307)	1,704	(2,518)	(2,845)	(32,136)
(Loss) income attributable to common stockholders	(29,307)	1,704	(2,518)	(3,203)	(34,953)
(Loss) income per common stock—basic	$(0.83)	$0.05	$(0.08)	$(0.11)	$(1.49)
(Loss) income per common stock—diluted	$(0.83)	$0.04	$(0.08)	$(0.11)	$(1.49)
Financial Position:
Working capital	$87,483	$51,791	$52,097	$49,398	$56,094
Total assets	274,268	279,263	233,895	228,135	209,460
Line of credit & other current debt	—	33,819	10,286	13,909	—
Long term debt and other long-term obligations	58,177	143	352	144	3,236
Redeemable convertible preferred stock	—	8,331	8,541	13,328	14,106
Stockholders’ equity	$80,132	$99,286	$96,532	$90,142	$84,105
Retail Stores:
Store count at year-end(1)	103	102	103	105	104
Comparable store sales (decline) growth(2)	(0.3)%	7.8%	5.2%	6.2%	(4.6)%
Store selling square feet at year-end(1)	685,672	676,520	679,300	688,634	682,936
Direct-to-Customer:
Total direct-to-customer net revenue	$159,991	$118,990	$67,899	$44,705	$33,647
Net revenue growth percentage	34%	75%	52%	33%	49%

(1)          Store count at year-end excludes the outlet locations. At January 28, 2006 and January 29, 2005, the Company had six outlets and one outlet, respectively.

(2)          Comparable store sales are defined as sales from stores whose gross square footage did not change by more than 20% in the previous 12 months and which have been open at least 12 full months and excludes warehouse and outlet store sales.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our Company, Restoration Hardware, Inc. (Nasdaq: RSTO), together with our subsidiaries, is a specialty retailer of high quality bathware, hardware, lighting, furniture, textiles and accessories that reflect our classic and authentic American point of view. We commenced business in 1979 as a purveyor of fittings and fixtures for older homes. Since then, we have evolved into a unique home furnishings retailer offering consumers an array of distinctive and high quality merchandise. We market our merchandise through retail locations, mail order catalogs and on the Internet at www.restorationhardware.com.

Our merchandise strategy and our stores’ architectural style create a unique and attractive selling environment designed to appeal to an affluent, well-educated, 35 to 60 year old customer. Over the next decade, we believe the fastest growing segment of the U.S. population will be 45 to 60 year olds. We believe that as these customers evolve, so will their purchasing needs and desires. We believe that our products can fulfill their aspirations to have homes designed with a high quality, classic and timeless style. Our plan is to fill the void in the marketplace above the current home lifestyle retailers, and below the interior design trade, by providing products targeted to 35 to 60 year olds and centered around our core businesses that reflect a predictable, high-quality promise to our customers.

We operate on a 52 - 53 week fiscal year ending on the Saturday closest to January 31. Our current fiscal year ended on January 28, 2006 (“fiscal 2005”), the prior fiscal year ended on January 29, 2005 (“fiscal 2004”) and the prior fiscal year ended on January 31, 2004 (“fiscal 2003”). Fiscal 2005, 2004 and 2003 each consisted of 52 weeks.

As of January 28, 2006, we operated 103 stores and six outlet stores in 30 states, the District of Columbia and Canada. In addition to our retail stores, we operate a direct-to-customer (“direct”) sales channel that includes both catalog and Internet, and a wholly-owned furniture manufacturer.

Over the past several years, we have made significant progress in our evolution.

•       In 2002, we began the transformation required to reposition our brand. This included new merchandise offerings, the adjustment of our overall product mix, and also the remodeling of our stores in order to best present the new merchandise. In addition, to drive sales in our direct channels, we expanded our product assortment of catalog and internet only items.

•       In 2003, we built on the prior year’s successful launch by further refining and expanding our core merchandise offerings, including the repositioning of our premium textiles, bath fixtures and hardware categories and enhancements in our lighting and furniture categories.

•       We re-merchandised our furniture assortment in 2004 and revamped our accessories offering. We also redesigned our catalog in fiscal 2004 to improve the presentation of our core businesses and more clearly communicate the quality positioning of our offerings.

In 2005, we finalized the major changes in our assortment with a repositioning of our lighting and window categories. In addition, our efforts focused on three key priorities:

•       Create dominant assortments in key categories.   We reconfigured our stores to appropriately present our repositioned lighting and window treatment categories. These changes, in addition to the remodeling work done in 2002, allow us to project dominance in our key core categories:  textiles, bath fixtures and hardware, lighting, and window treatments. Our Catalog and Internet presentations also reflected this improved presentation.

•       Maximize product margin opportunities.   We target core categories that are high-margin businesses. The product and merchandising differentiation we offer our customers, and our sourcing strategies, supports this margin improvement strategy. Additionally, we believe we can further strengthen the overall business’s margin through the use of outlet stores to liquidate overstocked and discontinued goods. In 2005, we expanded our outlet strategy by opening five new outlet stores. We believe these stores will help us efficiently and cost-effectively manage our inventories, reducing the need for the less productive warehouse sales events that we have historically held. In 2006, we intend to open an additional 2-3 outlet stores.

•       Strengthen the supply chain.   In 2005, we made progress on improving our in-stock position in key categories. Additionally, we began work on upgrading the systems and processes for placing and fulfilling customer orders. In 2006, we plan to continue this work.

The store remodeling program in 2005 required an investment of approximately $16.5 million and has been reflected as capital expenditures in our Consolidated Statements of Cash Flow. The effort also required the removal of some existing store fixtures. The cost of accelerating the depreciation associated with those fixtures of $1.6 million was fully expensed in the second quarter and reflected in selling, general and administrative expense in fiscal 2005.

In 2006, while we continue to drive further progress against our key priorities, we will also pursue brand category extensions such as the Restoration Hardware outdoor catalog which we initiated in the first quarter of 2006. In addition, we expect to test a new concept targeting a broader-value market with a catalog mailing in September.

On an ongoing basis, we evaluate stores for closure based on underperformance. During fiscal 2005, we did not close any underperforming stores. In fiscal 2005, we recorded a $0.3 million impairment charge on the long-lived assets of two underperforming stores. Cumulatively since fiscal 2001, we have closed nine stores. A material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise trends and consumer demands may cause us to close additional underperforming stores. For fiscal 2006, we have no current plans to close any stores.

Summary Consolidated Statements of Operations

The following table sets forth for the periods indicated the amount and percentage of net revenue represented by certain line items in our Consolidated Statements of Operations:

	Fiscal 2005	% of Net Revenue	Fiscal 2004	% of Net Revenue	Fiscal 2003	% of Net Revenue
	(Dollars in thousands, except per share data)
Retail net revenue	$421,666	72.5%	$406,833	77.4%	$370,609	84.5%
Direct-to-customer net revenue	159,991	27.5	118,990	22.6	67,899	15.5
Net revenue	581,657	100.0	525,823	100.0	438,508	100.0
Cost of revenue and occupancy	384,244	66.1	359,808	68.4	305,265	69.6
Gross profit	197,413	33.9	166,015	31.6	133,243	30.4
Selling, general and administrative expense	196,469	33.7	161,939	30.8	135,118	30.8
Income (loss) from operations	944	0.2	4,076	0.8	(1,875)	(0.4)
Interest expense, net	(4,050)	(0.7)	(2,472)	(0.5)	(2,154)	(0.5)
(Loss) income before income taxes	(3,106)	(0.5)	1,604	0.3	(4,029)	(0.9)
Income tax (expense) benefit	(26,201)	(4.5)	100	—	1,511	0.3
Net (loss) income	$(29,307)	(5.0)	$1,704	0.3	$(2,518)	(0.6)
(Loss) income per share of common stock—basic	$(0.83)		$0.05		$(0.08)
(Loss) income per share of common stock—diluted	$(0.83)		$0.04		$(0.08)

2005 Results

Income from operations decreased to $0.9 million in fiscal 2005 from $4.1 million in fiscal 2004. We recorded a net expense for income taxes for fiscal 2005 of $26.2 million, which includes a full valuation allowance provided against our net deferred tax assets of $27.9 million. Net loss was $0.83 per share, or $29.3 million for fiscal 2005, compared to net income of $0.04 per fully diluted share, or $1.7 million, for fiscal 2004.

The decrease in operating results of $3.2 million to $0.9 million of income from operations in fiscal 2005 is primarily the result of a 290 basis point increase in selling, general, and administrative expense expressed as a percentage of revenue, offset by a 230 basis point improvement in cost of revenue and occupancy expressed as a percentage of revenue. Due to the expected growth of our direct-to-customer channel as a percentage of our total business mix, we believe that catalog circulation costs will continue to increase to support the growth, thus causing selling, general and administrative costs to continue deleveraging as a percentage of revenue in future quarters. Net revenue increased $55.8 million, or 11%, in fiscal 2005 as compared to fiscal 2004, which largely resulted from a $41.0 million, or 34%, increase in our direct-to-customer net revenue, and a $14.8 million increase in revenue generated from our retail segment. Comparable store sales for fiscal 2005 decreased 0.3%, or $1.2 million, compared to fiscal 2004. Net revenue related to our outlet stores and warehouse sales events was $18.2 million for fiscal 2005 compared to $5.7 million for fiscal 2004. Outlet store and warehouse sales events revenue is included in retail revenue, but is excluded from comparable store sales. The increase in net revenue in both our retail and direct channels can also be attributed to our focus on growing our catalog page count, as the catalog is our primary advertising vehicle.

The cost of revenue and occupancy increased by $24.4 million, or 7%, in fiscal 2005 as compared to fiscal 2004, primarily in support of our revenue growth. The 230 basis point expansion of our gross margin to 33.9% in fiscal 2005 from 31.6% in fiscal 2004 was attributable to continued improvements in our product margin of 120 basis points, a 100 basis point improvement in supply chain and distribution costs, and a 10 basis point improvement in occupancy costs as a percentage of net revenue. Selling, general and administrative expense increased $34.5 million, or 21%, in fiscal 2005 over fiscal 2004. As a percent of revenue, selling, general and administrative expense increased to 33.7% of net revenue in fiscal 2005 from 30.8% in fiscal 2004. This included the $1.6 million non-cash charge for the acceleration of depreciation of certain fixtures removed as part of the store remodeling effort, and expressed as a percentage of revenue, was higher than fiscal 2004. We also recorded a $0.3 million impairment charge on the long-lived assets of two underperforming stores. The increase of 290 basis points was driven primarily by a combination of higher catalog circulation costs expressed as a percent of revenue of 130 basis points, increased occupancy and related costs of 60 basis points, increased direct-to-customer call center and fulfillment costs of 50 basis points, increased other variable costs of 20 basis points, and a 30 basis point increase for the non-cash charge associated with the store remodeling efforts.

We recorded an income tax expense for fiscal 2005 of $26.2 million on a pre-tax loss of $3.1 million which included a fourth quarter non-cash charge of $27.9 million to provide a full valuation allowance against our net deferred tax assets. We concluded, under the guidance provided in Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, that our cumulative losses through 2003 and our three year cumulative loss through 2005 necessitated providing a valuation allowance against our net deferred tax assets as of January 28, 2006. Under generally accepted accounting principles, when our results demonstrate a pattern of future profitability, in reversal of the current cumulative loss trend, this valuation allowance may be adjusted and may result in the reinstatement of all or a part of the net deferred tax assets. This fiscal 2005 adjustment will have no impact on our cash flow or future prospects, nor does it alter our ability to utilize the underlying tax net operating loss and credit carryforwards in the future; the utilization of which is limited to achieving future taxable income. Due to the valuation allowance provided against our net deferred tax assets, we do not expect any significant income tax benefit or expense for fiscal 2006.

2004 Results

Income from operations improved to $4.1 million in fiscal 2004 as compared to a loss from operations of $1.9 million in fiscal 2003. We recorded a net benefit for income taxes for the year of $0.1 million. This reflects the reduction of the income tax provision of $3.0 million from the reversal of the valuation allowance established in prior years, offset by $2.1 million of tax contingency and other adjustments. Net income was $0.04 per fully diluted share, or $1.7 million for fiscal 2004, compared to a net loss of $0.08 per share, or $2.5 million in fiscal 2003.

The improvement in the income from operations in fiscal 2004 of $6.0 million, to an income of $4.1 million as compared to a loss from operations of $1.9 million in fiscal 2003, is the result of cost leverage achieved on higher sales, expansion of product margins and leverage of store occupancy which was somewhat offset by increased costs of distribution. The increase in net revenue of $87.3 million in fiscal 2004 as compared to fiscal 2003, or 20%, resulted from a 7.8% increase in comparable store sales, and growth of our direct-to-customer business, which increased $51.1 million, or 75%, over fiscal 2003. The increase in comparable store sales over fiscal 2003 was driven by our brand-building initiatives for our core merchandise offerings and the growth of our catalog circulation, which is our primary advertising vehicle.

The cost of revenue and occupancy increased by $54.5 million in fiscal 2004 as compared to fiscal 2003, or 18%, primarily in support of our revenue growth. These costs rose at a lower rate than revenue as the expansion of product margins by 130 basis points and the leverage of our store occupancy costs of 220 basis points more than offset the higher costs that we continued to experience throughout most of fiscal 2004 in our distribution and supply chain activities of 230 basis points. Product margins expanded in 2004 due to continued shifts in our product mix to higher margin core businesses such as premium textiles, as well as cost improvements realized from the expansion of our international sourcing programs. The increase in selling, general and administrative expense of $26.8 million in fiscal 2004 over fiscal 2003, or 20%, was primarily incurred in support of higher sales. Approximately half of the increase was related to catalog production and mailing costs, with one fourth of the increase attributable to higher payroll costs. The remaining increase is primarily attributable to various selling related expense such as credit card fees and to a lesser extent administrative expenses including professional fees as well as brand advertising costs. As a percent of revenue we generated savings in store payroll costs which declined by approximately 90 basis points, reflecting continued management focus and the implementation of tools to manage payroll expense, as well as reductions in other store expenses. However, due to rapid growth in our direct-to-customer segment, higher levels of catalog production and mailing had the effect of deleveraging selling, general and administrative costs by 150 basis points and offset the improvements in payroll expense leverage realized in other cost areas. As a percent of revenue, selling, general and administrative expense remained at 30.8% of net revenue in fiscal 2004 and cost of revenue and occupancy improved 120 basis points to 68.4% of net revenue in fiscal 2004.

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

REVENUE AND SEGMENT RESULTS

Retail Net Revenue and Segment Results

	Fiscal Year
	2005	2004	2003
	(Dollars in thousands)
Retail net revenue	$421,666	$406,833	$370,609
Retail net revenue growth percentage	4%	10%	4%
Comparable store sales (decline) growth	(0.3)%	7.8%	5.2%
Income from retail operations	$49,154	$51,932	$39,611
Income from retail operations—percent of retail net revenue	11.7%	12.8%	10.7%
Number of retail stores at beginning of year	102	103	105
Number of retail stores opened	1	1	2
Number of retail stores closed	—	2	4
Number of retail stores at year-end	103	102	103
Retail store selling square feet at year-end	685,672	676,520	679,300
Number of outlet stores at year-end	6	1	—

Retail net revenue for fiscal 2005 increased by $14.8 million, or 4%, as compared to fiscal 2004, primarily due to a $12.6 million increase in revenue generated from our outlet stores. Comparable store sales for fiscal 2005 declined 0.3%, or $1.2 million, compared to fiscal 2004. Additionally, several previously opened stores, although not open long enough to be included in the calculation of comparable store sales, contributed approximately $7.3 million to fiscal 2005 results. Warehouse sales decreased by approximately $1.0 million compared to fiscal 2004, primarily due to the opening of additional outlet stores. Outlet store and warehouse sales revenue is included in retail revenue, but is excluded from comparable store sales. In the fourth quarter of fiscal 2004, we opened our first outlet store. During fiscal 2005 we opened five additional outlet stores. The expansion of our outlet store strategy enables us to more effectively liquidate overstocked, discontinued, damaged merchandise and over time, we believe will substantially reduce the need for the less productive warehouse sales events that we have historically held.

For fiscal 2005, income from operations for the retail segment decreased to $49.2 million from $51.9 million in fiscal 2004. As a percent of segment net revenue, income from operations for the retail segment decreased 110 basis points, to 11.7% of retail net revenue, as compared to 12.8% for the prior fiscal year. This decrease was primarily due to a 190 basis point increase in selling, general and administrative expense, somewhat offset by an 80 basis point improvement in gross margin. Selling, general and administrative expense for the segment increased by 190 basis points, due to a 110 basis point increase in store selling expenses, 40 basis points related to advertising costs and 40 basis points related to the $1.6 million remodeling non-cash charge. Gross margin improved 80 basis points from a combination of the following: supply chain and distribution cost savings of 90 basis points and an increase in product margin of 70 basis points, partially offset by an increase in store occupancy costs of 80 basis points as a percent of revenue. Income from operations for the retail segment includes the costs of retail stores results less the direct costs of the store field operations.

Retail net revenue for fiscal 2004 increased by $36.2 million, or 10%, from fiscal 2003 primarily due to a $27.7 million, or 7.8%, increase in comparable store sales. The 7.8% increase in comparable store sales in fiscal 2004 was driven primarily by strong performance in our core merchandise offerings.

Income from operations for the retail segment for fiscal 2004 was $51.9 million, as compared to $39.6 million in fiscal 2003. Income from operations for the retail segment, as a percent of segment revenue, increased 210 basis points, to 12.8% of retail net revenue from 10.7% of retail net revenue for fiscal 2003, primarily due to occupancy cost leverage of 140 basis points from increases in comparable stores sales and improved margins, offset by higher costs of distribution.

Comparable store sales are defined as sales from stores whose gross square footage did not change by more than 20% in the previous 12 months and which have been open at least 12 full months. We believe that comparable store sales are a more useful indicator of store performance than the change in total net revenue, since comparable store sales exclude the effects of changes in the number of stores open. Revenue from outlet stores and warehouse sales events are not included in comparable store sales.

Direct-to-Customer Net Revenue and Segment Results

	Fiscal Year
	2005	2004	2003
	(Dollars in thousands)
Catalog revenue	$83,695	$65,458	$40,909
Internet revenue	76,296	53,532	26,990
Total direct-to-customer net revenue	$159,991	$118,990	$67,899
Income from direct-to-customer operations	$21,329	$14,280	$8,538
Income from direct-to-customer operations—percent of direct-to-customer net revenue	13.3%	12.0%	12.6%
Growth percentages:
Direct-to-customer net revenue	34%	75%	52%
Number of catalogs mailed	1%	15%	9%
Pages circulated	19%	48%	40%

Direct-to-customer (“direct”) net revenue consists of both Catalog and Internet sales. Direct net revenue for fiscal 2005 increased $41.0 million, or 34%, as compared to fiscal 2004. This increase was attributable to an expansion of the merchandise offerings in both the Catalog and on the Internet, as well as a continued focus on increasing Catalog and Internet only merchandise which drives improved response rates and catalog productivity.

For fiscal 2005, income from operations for the direct segment increased to $21.3 million, or 13.3% of segment net revenue, as compared to $14.3 million, or 12.0% of segment net revenue, for fiscal 2004. This increase of $7.0 million, or 49%, represents a 130 basis point improvement and is primarily the result of a 250 basis point increase in gross margin due to a 140 basis point improvement in supply chain and distribution costs and a 110 basis point improvement in product margin. This is offset by a 120 basis point increase in selling, general and administrative expense from higher payroll costs of 40 basis points, call center and fulfillment costs of 20 basis points, higher catalog circulation costs of 50 basis points, and higher other variable costs of 10 basis points. Income from operations for the direct segment reflects the results associated with Catalog and Internet sales, less direct management costs.

Direct net revenue during fiscal 2004 increased $51.1 million, or 75%, from fiscal 2003. A portion of this increase was the result of a 15% increase in the number of catalogs mailed in fiscal 2004, as well as a change in our product mix in the Catalog and an increase in Catalog-only furniture offerings. Additionally, we believe our website marketing efforts coupled with growing consumer familiarity with the Internet and growth in high-speed Internet consumers also helped drive customers to our website.

Income from operations for fiscal 2004 increased to $14.3 million, or 12.0%, of related segment net revenue, from $8.5 million, or 12.6%, of related segment net revenue for fiscal 2003, primarily due to the 75% increase in our revenue and improvements in our product margins of 20 basis points, offset by increases in selling general and administrative expense of 80 basis points primarily due to advertising costs related to catalog production and mailing costs.

EXPENSES

Cost of Revenue and Occupancy Expense

For fiscal 2005, cost of revenue and occupancy expense expressed as a percentage of net revenue improved approximately 230 basis points to 66.1%, from 68.4% in fiscal 2004. These improvements were attributable to a 120 basis point increase in product margins, a 100 basis point improvement in our supply chain and distribution costs and the decrease of relatively fixed store occupancy costs by 10 basis points.

In fiscal 2004, cost of revenue and occupancy expense expressed as a percentage of net revenue improved approximately 120 basis points to 68.4%, from 69.6% in fiscal 2003. These costs rose at a lower rate than revenue due to the expansion of product margins by 130 basis points and the leverage of our store occupancy costs of 220 basis points which more than offset the higher costs that we continued to experience throughout most of fiscal 2004 in our distribution and supply chain activities of 230 basis points.

Selling, General and Administrative Expense

Selling, general and administrative expense expressed in absolute dollars increased $34.5 million, to $196.5 million for fiscal 2005 from $161.9 million in fiscal 2004. Expressed as a percentage of net revenue, selling, general, and administrative expense increased to 33.7% for fiscal 2005 from 30.8% in fiscal 2004. The 290 basis point increase in expense was driven by higher catalog circulation costs expressed as a percent of revenue of 130 basis points, increased direct-to-customer call center and fulfillment costs as a percent of revenue of 50 basis points, increased occupancy and related costs of 60 basis points and 30 basis points for the $1.6 million non-cash charge for accelerated depreciation of certain fixtures associated with remodeling efforts. We expect that as the direct-to-customer channel revenue grows at a faster rate than retail revenue, the costs of catalog circulation will continue to have the effect of deleveraging selling, general and administrative expense as a percentage of net revenue, as occurred in fiscal 2005 and fiscal 2004.

Selling, general and administrative expense increased $26.8 million, to $161.9 million for fiscal 2004 from $135.1 million in fiscal 2003. Approximately half of the increase was related to catalog production and mailing costs, with one fourth of the increase attributable to higher payroll costs. Both of these increases were largely incurred in support of higher sales. The remaining increase is primarily attributable to various selling related expenses such as credit card fees and to a lesser extent administrative expenses including professional fees as well as brand advertising costs. Selling, general and administrative expense expressed as a percentage of net revenue was consistent at 30.8% for fiscal 2004 and 2003. We did generate savings in store payroll costs which declined by approximately 90 basis points, reflecting continued management focus and the implementation of tools to manage payroll expense, as well as reductions in other store expenses. However, due to rapid growth in our direct-to-customer segment, higher levels of catalog production and mailing had the effect of deleveraging selling, general and administrative costs by 150 basis points and offset the improvements in payroll expense leverage realized in other cost areas.

Interest Expense, Net

Interest expense, net includes interest on borrowings under our revolving credit facility and amortization of debt issuance costs. For fiscal 2005, interest expense, net was $4.1 million compared to $2.5 million in fiscal 2004. Of the $1.6 million increase, approximately half was due to higher average debt levels and approximately half was due to higher average interest rates year over year.

In fiscal 2004, interest expense, net was $2.5 million, an increase of $0.3 million as compared to $2.2 million in fiscal 2003. The increase was due to higher average borrowing rates and higher average borrowings outstanding.

Income Tax (Expense) Benefit

We recorded an income tax expense for fiscal 2005 of $26.2 million on a pre-tax loss of $3.1 million, which includes a full valuation allowance provided against our net deferred tax assets of $27.9 million.

Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence must be considered in judging the likelihood of realizing tax benefits. Forming a conclusion that a valuation allowance is not needed can be difficult when there is negative evidence such as cumulative losses in recent years. During the fourth quarter of fiscal 2005, it became evident that we would not meet our forecast of profitability in fiscal 2005, and this lessened the weight that we could assign to future prospects for returning to consistent profitability. That, combined with our history of losses through fiscal 2003 and cumulative losses for the last three years, represented sufficient negative evidence and it was difficult to overcome this with positive evidence under the evaluation guidance of SFAS No. 109. As a result of our assessment in applying SFAS 109, we concluded that a full valuation allowance against our net deferred tax assets was required as of January 28, 2006. The effect was to include a non-cash charge of $27.9 million in the fourth quarter of fiscal 2005. This adjustment will have no impact on our cash flow or future prospects, nor does it alter our ability to utilize the underlying tax net operating loss and credit carryforwards in the future; the utilization of which is limited to achieving future taxable income. Due to the valuation allowance provided against our net deferred tax assets, we do not expect any significant income tax benefit or expense for the fiscal 2006.

In fiscal 2004 our effective tax rate was 6% compared to an effective tax rate of 38% in fiscal 2003. We recorded an income tax benefit for fiscal 2004 of $0.1 million on pre-tax income of $1.6 million. The fiscal 2004 income tax benefit reflects a net benefit of $0.9 million from the reversal of the valuation allowance established in prior years, somewhat offset by reserves established for certain income tax contingencies. Excluding these items, our effective tax rate would have been 47% for fiscal 2004.

As of January 28, 2006, we had net deferred tax assets of zero reflecting net deferred tax assets totaling $27.9 million, which primarily represented the income tax benefit associated with losses reported in prior years and differences in fixed asset bases offset by a full valuation allowance of $27.9 million. These losses are subject to federal and state carry-forward provisions of up to 20 years.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Year
	2005	2004	2003
	(Dollars in thousands)
Net cash provided (used) by operating activities	$4,401	$(9,804)	$11,444
Net cash used by investing activities	(29,695)	(13,380)	(9,229)
Net cash provided (used) by financing activities	25,398	23,536	(2,576)
Net increase (decrease) in cash and cash equivalents	$86	$(99)	$373

Operating Cash Flows

For fiscal 2005, net cash provided by operating activities was $4.4 million compared to $9.8 million of net cash used by operating activities for fiscal 2004. Net cash provided by operating activities reflects the effect of the $27.9 million non-cash charge for establishing a full valuation allowance for our net deferred tax assets. The majority of the increase in net cash provided in fiscal 2005 compared to net cash used in fiscal 2004 results from the smaller increases in inventory and accounts payable in fiscal 2005 compared to fiscal 2004. The increase in inventory in fiscal 2005 of 10% is consistent with the higher sales recorded in the period and does not reflect the same timing of inventory receipts at year-end as occurred in the prior year.

For fiscal 2004, net cash used by operating activities was $9.8 million compared to $11.4 million of net cash provided by operating activities for fiscal 2003. The increase in net cash used by operating activities resulted primarily from higher inventory purchases in support of higher sales and the acceleration of inventory receipts at year-end (including $20 million of shipments in transit) due to outdoor furniture and other spring selling programs. We also experienced acceleration of the timing of payment for goods due to increases in the levels of foreign sourced merchandise that tend to have faster payment terms than domestic vendors. Additionally, net cash used by operating activities increased due to higher prepaid expenses. These increases in net cash used were partially offset by higher accounts payable and accrued expenses balances.

Investing Cash Flows

Net cash used by investing activities was $29.7 million for fiscal 2005, an increase of $16.3 million compared to $13.4 million for fiscal 2004. The cash used for investing activities for fiscal 2005 primarily related to the $16.5 million expenditure for the remodeling of the majority of our retail stores, the opening of one retail store and five outlet stores, and capital associated with distribution facility improvements.

Net cash used by investing activities was $13.4 million in fiscal 2004, an increase of $4.2 million compared to $9.2 million of cash used by investing activities in fiscal 2003. The $13.4 million of cash used for investing activities in fiscal 2004 primarily related to capital expenditures associated with the opening and remodeling of two retail stores, the opening of our first outlet store and distribution facility improvements and relocations.

Financing Cash Flows

Net cash provided by financing activities in fiscal 2005 was $25.4 million, compared to $23.5 million for fiscal 2004. The $1.9 million increase in cash provided by financing activities for fiscal 2005 primarily related to a $0.9 million increase in borrowings under our revolving credit facility, net of debt issuance costs and a $0.9 million increase in proceeds from the exercise of stock options.

Net cash provided by financing activities was $23.5 million in fiscal 2004, and net cash used by financing activities was $2.6 million in fiscal 2003. Substantially all of the change in net cash provided (used) by financing activities resulted from an increase in net borrowings under our revolving credit facility of $23.2 million for fiscal 2004, as compared to a repayment of borrowings of $3.9 million for fiscal 2003. Cash financing requirements were higher in fiscal 2004 as compared to the same period of fiscal 2003, primarily due to the effect of higher inventory levels overall, and higher inventory of predominately foreign sourced merchandise, which have resulted in an acceleration of the timing of payment for our goods. We reduced the borrowings outstanding under our line of credit in fiscal 2003 due to expense leverage gained on increased sales. In addition, we received $1.1 million during fiscal 2003 in connection with the settlement of a claim, and $1.1 million from the exercise of stock options.

On July 29, 2005 the Company entered into an agreement (the “Amendment”) to amend its existing revolving credit facility. The Amendment increased the revolving loan commitment available to the Company under the facility from $100.0 million to $150.0 million and provided for an extension of the maturity date of the revolving loan from June 30, 2006 to June 30, 2009. In addition, the Amendment reduced the interest rate on base rate advances and provided for incremental advances with availability determined from the application of a higher advance rate on eligible inventory and eligible accounts receivables constituting part of the Company’s borrowing base. Those incremental advances would be subject to higher interest rates. To the extent that borrowings are outstanding under the incremental advance provision and if the remaining availability for additional borrowing under the facility is less than

10% of the applicable borrowing base for the line of credit at the time, the Company would be required to maintain a minimum fixed charge coverage ratio. The Amendment also eliminated the lock box restriction except upon the occurrence of certain events, such as an event of default. Other elements of the revolving credit facility remain materially unchanged.

As of January 28, 2006, $58.1 million was outstanding under the facility, net of unamortized debt issuance costs of $0.9 million, and there was $11.8 million in outstanding letters of credit. As a result of the Amendment, the balance of $58.1 million at January 28, 2006 is considered a long-term liability rather than a current liability and has been classified accordingly. Borrowings made under the revolving credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin. As of January 28, 2006, the bank’s reference rate was 7.25% and the LIBOR plus margin rate was 5.97%. Borrowings that are incremental advances under the revolving credit facility are subject to interest at either the bank’s reference rate plus a margin or LIBOR plus a higher margin. The availability of credit at any given time under the revolving credit facility is limited by reference to a borrowing base formula (which includes an adjustment to the advance rate against eligible inventory and eligible accounts receivables for incremental advances as described above) based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and reserves established by the agent of the revolving credit facility. As a result of the borrowing base formula, and the other terms and conditions of the credit facility, the actual borrowing availability under the facility could be less than the stated amount of the facility (reduced by the actual borrowings and outstanding letters of credit). As of January 28, 2006, we had availability under the facility of $25.5 million.

The revolving credit facility contains various restrictive covenants, including limitations on the ability to make liens, make investments, sell assets, incur additional debt, merge, consolidate or acquire other businesses, pay dividends or other distributions, and enter into transactions with affiliates. The revolving credit facility does not contain any other significant financial or coverage ratio covenants unless the Company takes advantage of the incremental advance provision. If we receive an advance under the incremental advance provision and if the remaining availability for additional borrowing under the facility is less than 10% of the applicable borrowing base for the line of credit at the time, the Company is required to maintain a fixed charge coverage ratio. The revolving credit facility also does not require that we repay all borrowings for a prescribed “clean-up” period each year.

We currently believe that our cash flows from operations and funds available under our revolving credit facility will satisfy our expected working capital and capital requirements for at least the next 12 months. However, the weakening of, or other adverse developments concerning, our sales performance or adverse developments concerning the availability of credit under our revolving credit facility due to covenant limitations or other factors could limit the overall availability of funds to us. We may not have successfully anticipated our future capital needs or the timing of such needs and we may need to raise additional funds in order to take advantage of unanticipated opportunities. We also may need to raise additional funds to respond to changing business conditions or unanticipated competitive pressures. However, should the need arise, additional sources of financing may not be available or, if available, may not be on terms favorable to our stockholders or us. If we fail to raise sufficient funds, we may be required to delay or abandon some of our planned future expenditures or aspects of our current operations. For more information, please see the section “Risk Factors,” in particular the sections “We are dependent on external funding sources, including the terms of our revolving credit facility, which may not make available to us sufficient funds when we need them,” and “Because our business requires a substantial level of liquidity, we are dependent upon a revolving credit facility with certain restrictive covenants that limit our flexibility.”

Contractual Commitments

The following table summarizes our significant contractual cash obligations and other commercial commitments as of January 28, 2006:

	Payments Due By Period
	Total	Fiscal 2006	Fiscal 2007 through 2008	Fiscal 2009 through 2010	Thereafter
	(Dollars in thousands)
Operating leases (1)	$271,025	$42,754	$82,280	$65,282	$80,709
Capital leases	180	153	27	—	—
Line of credit (2)	59,025	—	—	59,025	—
Interest (3)	16,275	6,025	8,250	2,000	—
Standby letters of credit	9,967	9,967	—	—	—
Trade letters of credit	1,839	1,839	—	—	—
Purchase obligations for inventory (4)	88,397	88,397	—	—	—
Total	$446,708	$149,135	$90,557	$126,307	$80,709

(1)          Operating lease contractual commitments exclude insurance, real estate taxes, and repair and maintenance expenses related to those operating leases. In fiscal 2005, the Company incurred $18.8 million for these costs.

(2)          The costs reflect our long-term debt, gross of debt issuance costs of $0.9 million.

(3)          Interest payments in the future periods have been reflected based on fiscal 2005 debt and interest levels and reflects the June 2009 maturity date of the line of credit.

(4)          Represents estimated commitments at year-end to purchase inventory in the normal course of business to meet operating requirements.

OFF-BALANCE SHEET ARRANGEMENTS

Except for our operational lease commitments, we do not have any other off-balance sheet arrangements, as such term is defined by the Securities and Exchange Commission, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

We lease one of our properties from the previous owner and current employee of Michaels. Annual payments made in fiscal 2005, 2004 and 2003 were $456,000 per year.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). For a complete review of those policies, reference is made to our “Notes to our Consolidated Financial Statements, Summary of Business and Significant Accounting Policies.” The preparation of our Consolidated Financial Statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to sales returns, inventories, goodwill, income taxes, financing operations, contingencies and litigation. We base our estimates on historical experience and on various other facts and assumptions, including current and expected economic conditions and product mix, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our management believes the following critical accounting policies require significant judgments and estimates in the preparation of our Consolidated Financial Statements:

Sales Returns Reserve

We provide an allowance for sales returns based on historical return rates which generally considers both the level of merchandise returns and the time elapsed from the date of sale to the date of the return. This reserve is booked on a gross basis, reducing both total sales and cost of sales each period. Should actual return rate levels increase by 10% in fiscal 2006 or the customer return time lengthen by 10% in fiscal 2006, our results would be negatively impacted by approximately $0.2 million. At January 28, 2006 and January 29, 2005, the allowance for sales returns was approximately $1.8 million and $1.3 million, respectively.

Merchandise Inventories

Our retail inventories are carried at the lower of cost or market with cost determined on a weighted average cost method. Manufacturing inventories are carried at the lower of cost or market with cost determined at standard costs, approximating average costs. Costs include certain buying and distribution costs, including payroll and other costs related to the purchase of inventory. We write down inventories whenever markdowns reduce the selling price below cost. Additionally, we provide for monthly reserves on inventory based upon our estimate of shrinkage losses. Actual shrinkage is recorded at year-end based on the results of our physical inventory count. We also write down our slow-moving and discontinued inventory to its estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, or if liquidation of the inventory is more difficult than anticipated, additional inventory write-downs may be required.

Impairment of Long-Lived Assets

We review long-lived tangible assets for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Using our best estimates based on reasonable assumptions and projections, we record an impairment loss to write the assets down to their estimated fair values if the carrying values of such assets exceed their related discounted expected future cash flows.

We review goodwill and other intangibles with indefinite useful lives for impairment annually, or more frequently if events or changes in circumstances warrant. If the carrying values of such assets exceed their estimated fair values, we record an impairment loss to write the assets down to their estimated fair values.

We generally evaluate long-lived tangible assets at an individual store level, which is the lowest level at which independent cash flows can be identified. We evaluate corporate assets or other long-lived assets that are not store-specific at a consolidated entity or reporting unit level, as appropriate.

Since there is typically no active market for our long-lived tangible and intangible assets, we estimate fair values based on the expected future cash flows. We estimate future cash flows based on store-level historical results, current trends and operating and cash flow projections. Our estimates are subject to substantial uncertainty and may be affected by a number of factors outside our control, including general economic conditions, the competitive environment and regulatory changes. If actual results differ from our estimates of future cash flows, we may record significant additional impairment charges in the future. For the fiscal year ended January 28, 2006, the Company recorded a $0.3 million impairment charge on the long-lived assets of two underperforming stores.

Self Insurance

We obtain insurance coverage for significant exposures as well as those risks that, by law, must be insured. It is generally our policy to retain a significant portion of certain losses related to workers’ compensation, general liability, property losses, business interruption and employee health care. We record provisions for these items based on an actuary report, claims experience, regulatory changes, an estimate of claims incurred but not yet reported and other relevant factors. The projections involved in this process are subject to substantial uncertainty because of several unpredictable factors, including actual future claims experience, regulatory changes, litigation trends and changes in inflation. Should the amount of claims be more or less than what we estimated or should the costs of claims increase or decrease beyond what we anticipated, reserves may need to be adjusted accordingly in future periods. At January 28, 2006 and January 29, 2005, we had recorded accruals for these liabilities of approximately $4.6 million and $3.1 million, respectively.

Income Taxes and Valuation Allowance

We account for income taxes under SFAS No. 109, “Accounting for Income Taxes.” SFAS No.109 requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our Consolidated Financial Statements or tax returns. In estimating future tax consequences, we generally take into account all expected future events then known to us, other than changes in the tax law or rates, which are not permitted to be considered. Accordingly, if needed we may record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. The amount of valuation allowance would be based upon management’s best estimate of the recoverability of our net deferred tax assets. While future taxable income and ongoing prudent and feasible tax planning are considered in determining the amount of the valuation allowance, the necessity for an allowance is subject to adjustment in the future. Specifically, in the event we were to determine that we would not be able to realize our net deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the deferred tax assets would decrease income in the period such determination was made. Accordingly, we recorded a full valuation allowance for our net deferred tax assets of $27.9 million in the fourth quarter of fiscal 2005. The effect was to include a non-cash charge of $27.9 million in the fourth quarter of fiscal 2005. This fiscal 2005 adjustment will have no impact on our cash flow or future prospects, nor does it alter our ability to utilize the underlying tax net operating loss and credit carryforwards in the future; the utilization of which is limited to achieving future taxable income. Due to the valuation allowance provided against our net deferred tax assets, we do not expect any significant income tax benefit or expense for the fiscal 2006.

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

In December 2004, the FASB issued SFAS No. 123(R) ”Share-Based Payment.”  SFAS 123(R) requires the recognition of compensation expense relating to share-based payment transactions in consolidated financial statements. That expense will be measured based on the fair value of the equity or liability instruments issued as of the grant date, for the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123(R) replaces SFAS 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) is effective for interim periods that begin after December 15, 2005. Effective with the beginning of the first quarter of fiscal 2006, we will adopt SFAS 123(R) using the modified prospective method. Under this method, the unvested portions of previously granted share-based payments, as well as the fair value of awards granted after adoption are included in operating expenses over the appropriate service period. We have decided to use the Black Scholes model to estimate the fair value of our stock options, unless additional information becomes available in the future that indicates another model would be more appropriate for us, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Based on stock options granted to employees through January 28, 2006, we expect the adoption of SFAS 123(R) will increase first quarter expenses by approximately $1.3 million ($0.03 per share, basic) and increase full year fiscal 2006 expenses by approximately $4.0 million ($0.11 per share, basic).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for reporting a change in accounting principle. This statement is effective beginning January 1, 2006. SFAS 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” We believe the adoption of SFAS 154 will not have a significant impact on the overall results of operations or financial position.

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

statements about new merchandise initiatives and website marketing efforts; statements relating to anticipated future revenue growth, including statements about margin expansion, operational efficiencies and cost reductions; statements relating to future availability under our revolving credit facility; statements relating to our working capital and capital expenditure needs; statements relating to the level of deferred revenue and other categories of delayed sales in future periods and the impact thereof on quarterly results; and other statements containing words such as “believe,” “anticipate,” “expect,” “may,” “intend,” and words of similar import or statements of our management’s opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, customer reactions to our current and anticipated merchandising and marketing programs and strategies, timely introduction and customer acceptance of our merchandise, positive customer reaction to our Catalog and Internet offerings, revised product mix, prototype stores and core businesses, timely and effective sourcing of our merchandise from our foreign and domestic vendors and delivery of merchandise through our supply chain to our stores and customers, changes in product supply, effective inventory and catalog management, actual achievement of cost savings and improvements to operating efficiencies, effective sales performance, the actual impact of key personnel of the Company on the development and execution of our strategies, changes in investor perceptions of the Company, changes in economic or business conditions in general, fluctuations in comparable store sales, limitations resulting from restrictive covenants in our revolving credit facility, consumer responses to our product offerings and changes in consumer trends, loss of key vendors, changes in the competitive environment in which we operate, changes in our management information needs, changes in management, failure to raise additional funds when required, changes in customer needs and expectations, governmental actions, and other factors described above in the section “Risk Factors.” We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this annual report on Form 10-K.

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

ITEM 8.                CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RESTORATION HARDWARE, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	January 28, 2006	January 29, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,990	$1,904
Accounts receivable	5,884	6,945
Merchandise inventories	158,647	144,185
Deferred tax assets, current portion, net	—	7,119
Prepaid expense and other current assets	9,590	12,455
Total current assets	176,111	172,608
Property and equipment, net	92,360	81,886
Goodwill	4,560	4,560
Deferred tax assets, net	—	18,745
Other assets	1,237	1,464
Total assets	$274,268	$279,263
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$62,818	$63,920
Line of credit, net of debt issuance	—	33,819
Deferred revenue and customer deposits	8,304	8,130
Other current liabilities	17,506	14,948
Total current liabilities	88,628	120,817
Long-term debt, net of debt issuance	58,126	—
Deferred lease incentives	27,465	30,365
Deferred rent	19,866	20,321
Other long-term obligations	51	143
Total liabilities	194,136	171,646
Commitments and contingencies (Note 11)
Series A redeemable convertible preferred stock, $.0001 par value, 28,037 shares designated, 0 and 8,473 shares outstanding at January 28, 2006 and January 29, 2005, respectively	—	8,331
Stockholders’ equity:
Common stock, $.0001 par value, 60,000,000 shares authorized, 37,762,629 and 33,084,223 shares issued and outstanding at January 28, 2006 and January 29, 2005, respectively	4	3
Additional paid-in capital	169,187	159,233
Unearned compensation	—	—
Accumulated other comprehensive income	1,010	812
Accumulated deficit	(90,069)	(60,762)
Total stockholders’ equity	80,132	99,286
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$274,268	$279,263

The accompanying notes are an integral part of these Consolidated Financial Statements.

RESTORATION HARDWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Net revenue	$581,657	$525,823	$438,508
Cost of revenue and occupancy	384,244	359,808	305,265
Gross profit	197,413	166,015	133,243
Selling, general and administrative expense	196,469	161,939	135,118
Income (loss) from operations	944	4,076	(1,875)
Interest expense, net	(4,050)	(2,472)	(2,154)
(Loss) income before income taxes	(3,106)	1,604	(4,029)
Income tax (expense) benefit	(26,201)	100	1,511
Net (loss) income	$(29,307)	$1,704	$(2,518)
(Loss) income per share of common stock, basic	$(0.83)	$0.05	$(0.08)
(Loss) income per share of common stock, diluted	$(0.83)	$0.04	$(0.08)
Weighted average shares outstanding, basic	35,441	32,940	30,873
Weighted average shares outstanding, diluted	35,441	38,183	30,873

The accompanying notes are an integral part of these Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Redeemable						Accumulated			Total
	Convertible				Additional		Other		Total	Comprehensive
	Preferred Stock		Common Stock		Paid-In	Unearned	Comprehensive	Accumulated	Stockholders’	(Loss)
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	Equity	Income
BALANCE AT FEBRUARY 1, 2003	13,470	$ 13,328	30,050,994	$ 3	$ 150,878	$ (659)	$ (132)	$ (59,948)	$ 90,142
Issuance of common stock	—	—	311,775	—	1,110	—	—	—	1,110
Stockholder settlement	—	—	—	—	1,050	—	—	—	1,050
Tax benefit on exercise of stock options	—	—	—	—	276	—	—	—	276
Conversion of preferred stock to common stock	(4,787)	(4,787)	2,405,296	—	4,787	—	—	—	4,787
Stock compensation	—	—	—	—	73	(73)	—	—	—
Amortization of unearned stock compensation	—	—	—	—	—	498	—	—	498
Foreign currency translation adjustment	—	—	—	—	—	—	1,187	—	1,187	1,187
Net loss	—	—	—	—	—	—	—	(2,518)	(2,518)	(2,518)
BALANCE AT JANUARY 31, 2004	8,683	8,541	32,768,065	3	158,174	(234)	1,055	(62,466)	96,532	(1,331)
Issuance of common stock	—	—	210,606	—	704	—	—	—	704
Tax benefit on exercise of stock options	—	—	—	—	145	—	—	—	145
Conversion of preferred stock to common stock	(210)	(210)	105,552	—	210	—	—	—	210
Amortization of unearned stock compensation	—	—	—	—	—	234	—	—	234
Foreign currency translation adjustment	—	—	—	—	—	—	(243)	—	(243)	(243)
Net income	—	—	—	—	—	—	—	1,704	1,704	1,704
BALANCE AT JANUARY 29, 2005	8,473	8,331	33,084,223	3	159,233	—	812	(60,762)	99,286	1,461
Issuance of common stock	—	—	418,262	—	1,623	—	—	—	1,623
Conversion of preferred stock to common stock	(8,473)	(8,331)	4,260,144	1	8,331	—	—	—	8,332
Foreign currency translation adjustment	—	—	—	—	—	—	198	—	198	198
Net loss	—	—	—	—	—	—	—	(29,307)	(29,307)	(29,307)
BALANCE AT JANUARY 28, 2006	—	—	37,762,629	$ 4	$ 169,187	—	$ 1,010	$ (90,069)	$ 80,132	$ (29,109)

The accompanying notes are an integral part of these Consolidated Financial Statements.

RESTORATION HARDWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

Fiscal Year Ended
January 28, 2006	January 29, 2005	January 31 2004

Cash flows from operating activities:
Net (loss) income	$ (29,307)	$ 1,704	$ (2,518)
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	19,603	15,946	18,021
Impairment of property and equipment	294	—	—
Deferred income taxes	25,864	(2,442)	(1,975)
Changes in operating assets and liabilities:
Accounts receivable	1,799	(1,200)	(2,393)
Merchandise inventories	(14,462)	(41,259)	(8,426)
Prepaid expense, other current assets and other assets	3,092	(2,198)	1,163
Accounts payable and accrued expenses	(1,401)	18,628	9,643
Deferred revenue and customer deposits	174	899	1,185
Other current liabilities	2,838	3,655	2,292
Deferred rent	(455)	97	(438)
Deferred lease incentives and other long-term obligations	(3,638)	(3,634)	(5,110)
Net cash provided (used) by operating activities	4,401	(9,804)	11,444
Cash flows from investing activities:
Capital expenditures	(29,695)	(13,380)	(9,229)
Net cash used by investing activities	(29,695)	(13,380)	(9,229)
Cash flows from financing activities:
Borrowings (repayments) under line of credit, net	24,475	23,202	(3,917)
Debt issuance costs	(575)	(161)	(434)
Proceeds received from stockholder settlement	—	—	1,050
Repayment—other long-term obligations	(125)	(209)	(385)
Issuance of common stock	1,623	704	1,110
Net cash provided (used) by financing activities	25,398	23,536	(2,576)
Effects of foreign currency exchange rate translation	(18)	(451)	734
Net increase (decrease) in cash and cash equivalents	86	(99)	373
Cash and cash equivalents:
Beginning of period	1,904	2,003	1,630
End of period	$ 1,990	$ 1,904	$ 2,003
Additional cash flow information:
Cash paid during the year for interest	$ 3,353	$ 1,880	$ 1,554
Cash paid (received) during the year for taxes	1,138	598	(1,427)
Non-cash transactions:
Property and equipment acquired under capital leases	54	—	593
Conversion of preferred stock to common stock	$ 8,332	$ 210	$ 4,787

The accompanying notes are an integral part of these Consolidated Financial Statements.

RESTORATION HARDWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)                                              SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Restoration Hardware, Inc., a Delaware corporation (together with its subsidiaries collectively, the “Company”), is a specialty retailer of furniture, bathware, hardware, lighting, textiles, accessories and related merchandise. Through the Company’s subsidiary, The Michaels Furniture Company, Inc. (“Michaels”), the Company manufactures a line of high quality furniture for the home and office. These products are sold through retail locations, catalogs and the Internet. At January 28, 2006, the Company operated a total of 103 retail stores and six outlets stores in 30 states, the District of Columbia and in Canada.

Basis of Presentation and Fiscal Years

The Consolidated Financial Statements include the accounts of Restoration Hardware, Inc. and its subsidiaries. All inter-company balances and transactions are eliminated in consolidation. The Company operates on a 52—53 week fiscal year ending on the Saturday closest to January 31. The fiscal years ended January 28, 2006 (“fiscal 2005”), January 29, 2005 (“fiscal 2004”), and January 31, 2004 (“fiscal 2003”) consisted of 52 weeks.

Use of Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. The Company’s significant accounting estimates include reserving for sales returns, lower of cost or market write-downs on inventory, the impairment of long-lived assets, the adequacy of self insurance reserves and realization of net deferred tax assets, including the valuation allowances on these tax assets. Actual results for these and other estimates could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consist primarily of receivables from the Company’s credit card processors for sales transactions and tenant improvement allowances from the Company’s landlords in connection with new leases. The Company has an immaterial allowance for doubtful accounts for these receivables, as its bad debt experience has been insignificant.

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

Prepaid Catalog and Advertising Expenses

Prepaid catalog expenses consist of the cost to prepare, print and distribute catalogs. Such costs are amortized over the expected revenue generated from each catalog based on historical experience. Typically the cost of a catalog is amortized over approximately five months. At January 28, 2006 and January 29, 2005, the Company had $6.9 million and $5.5 million, respectively, of prepaid catalog costs that are included in prepaid expense and other current assets on the accompanying Consolidated Balance Sheets.

Advertising costs primarily represent the costs associated with the Company’s catalog mailings, as well as print and web site marketing. For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004, advertising costs were approximately $52.2 million, $40.2 million and $26.5 million, respectively.

Property and Equipment, net

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in the purchase of Michaels. The Company reviews goodwill for impairment annually, or more frequently if events or changes in circumstances warrant. If the carrying values of such assets were to exceed their estimated fair values, the Company would record an impairment loss to write the assets down to their estimated fair values. There were no impairment charges recorded against goodwill in fiscal 2005, 2004 or 2003. The Company had $4.6 million of goodwill as of January 28, 2006 and January 29, 2005.

Impairment of Long-Lived Assets

The Company reviews long-lived tangible assets for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Using the Company’s best estimates, based on reasonable assumptions and projections, the Company records an impairment loss to write the assets down to their estimated fair values if the carrying values of such assets exceed their related discounted expected future cash flows.

The Company generally evaluates long-lived tangible assets at an individual store level, which is the lowest level at which independent cash flows can be identified. The Company evaluates corporate assets or other long-lived assets that are not store-specific at a consolidated entity or reporting unit level, as appropriate.

Since there is typically no active market for the Company’s long-lived tangible assets, the Company estimates fair values based on the expected future cash flows. The Company estimates future cash flows based on store-level historical results, current trends and operating and cash flow projections. The Company’s estimates are subject to substantial uncertainty and may be affected by a number of factors outside its control, including general economic conditions, the competitive environment and regulatory changes. If actual results differ from the Company’s estimates of future cash flows, it may record significant additional impairment charges in the future.

For the fiscal year ended January 28, 2006, the Company recorded a $0.3 million impairment charge on the long-lived assets of two underperforming stores. The impairment charge was equal to the difference between the carrying value of the long-lived assets and the present value of estimated future cash flows for the stores. For the fiscal years ended January 29, 2005 and January 31, 2004, no impairment charges were recorded.

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

Store Closure Reserves

Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires that for exit or disposal activities initiated after December 31, 2002, the Company recognizes a liability for costs associated with closing a store when the liability is incurred. The Company records the present value of expected future lease costs and other closure costs when the store is closed. The Company records severance and other employee-related costs in the period in which it communicates the closure and related severance packages to the affected employees. Costs incurred in connection with closure of two underperforming stores were fully recognized during fiscal 2004 and no amounts remained accrued as of January 28, 2006 and January 29, 2005, respectively.

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

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses represent amounts owed to third parties at the end of the period. Accounts payable and accrued expenses included negative cash balances due to outstanding checks of approximately $7.6 million and $9.5 million at January 28, 2006 and January 29, 2005, respectively.

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

At January 28, 2006 and January 29, 2005, the Company had recorded accruals for these liabilities of approximately $4.6 million and $3.1 million, respectively.

Revenue Recognition

Revenue:   The Company recognizes revenues and the related cost of goods sold when the merchandise is received by customers in accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue  Recognition in Financial Statements” as amended by SAB No. 104, “Revenue Recognition.” Revenue from retail sales (excluding home-delivered merchandise) is recognized at the point of sale in the store and from direct-to-customer and home-delivered sales is recognized when the merchandise is delivered to the customer. The Company records the sale as revenue in the channel where the transaction originated. Sales tax collected is not recognized as revenue and is included on the Consolidated Balance Sheet in accounts payable and accrued expenses.

Shipping and handling:   The Company records shipping and handling fees as revenue when the merchandise is delivered to the customer in the revenue channel where the sales transaction originated. Costs of shipping and handling are included in cost of revenue and occupancy.

Returns:   The Company provides an allowance for sales returns based on historical return rates. At January 28, 2006 and January 29, 2005, the allowance for sales returns was approximately $1.8 million and $1.3 million, respectively.

Cost of Revenue and Occupancy

Cost of revenue and occupancy expense includes the invoice cost of products sold, inbound freight and related importation costs, inventory shrinkage and valuation costs, merchandise procurement and receiving costs, store occupancy costs, product distribution network costs, including occupancy and payroll, and costs of delivery to customers.

Selling, General and Administrative Expense

Selling, general and administrative expense includes employment costs related to store and corporate associates, catalog production and mailing costs, other marketing costs, credit card fees, occupancy costs for corporate associates, professional fees and other store and administrative costs including costs of insurance.

Store Pre-Opening Activities

All store pre-opening costs are expensed as incurred.

Income Taxes

SFAS No. 109, “Accounting for Income Taxes,” requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements or tax returns. In estimating future tax consequences, the Company generally takes into account all expected future events then known to it, other than changes in the tax law or rates, which are not permitted to be considered. Accordingly, the Company may record a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. The amount of valuation allowance would be based upon management’s best estimate of the recoverability of the Company’s net deferred tax assets. Future taxable income and ongoing prudent and feasible tax planning are considered in determining the amount of the valuation allowance, and the amount of the allowance is subject to adjustment in the future. Specifically, in the event the Company was to determine that it would not be able to realize its net deferred tax assets in the future, an adjustment to the net deferred tax assets valuation allowance would decrease income in the period such determination was made. Accordingly, the Company recorded a full valuation allowance against the Company’s net deferred tax assets of $27.9 million in the fourth quarter of fiscal 2005. This fiscal 2005 adjustment will have no impact on the Company’s cash flow or future prospects, nor does it alter the Company’s ability to utilize the underlying tax net operating loss and credit carryforwards in the future; the utilization of which is limited to achieving future taxable income.

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

(Loss) Earnings Per Share of Common Stock

Basic (loss) earnings per share of common stock is computed by dividing net (loss) income by the weighted average number of common shares of common stock outstanding for the period. Diluted (loss) earnings per share of common stock is computed by dividing net (loss) income by the weighted average number of shares of common stock and potentially dilutive shares of common stock equivalents outstanding during the period. Diluted (loss) earnings per share of common stock reflects the potential dilution that could occur if options or warrants to issue shares of common stock were exercised, or shares of preferred stock were converted into shares of common stock. The following table details potentially dilutive shares of common stock equivalents that have been excluded from fiscal 2005 and fiscal 2003 diluted loss per share because their inclusion would be anti-dilutive but included in diluted earnings per share for fiscal 2004:

	Fiscal Year
	2005	2004	2003
Convertible preferred stock and options:
Shares of common stock subject to outstanding options	876,218	940,332	478,816
Shares of common stock subject to conversion from the Series A preferred stock	2,130,072	4,302,029	6,077,417
Total shares of common stock equivalents	3,006,290	5,242,361	6,556,233

The above stock options represent only those stock options whose exercise prices are less than the average market price of the stock for the years. The number of shares of common stock subject to the stock options whose exercise prices exceeded the average market price of the stock for the years are 4,052,768; 2,650,311; and 2,741,516 for fiscal 2005, 2004 and 2003, respectively.

Total Comprehensive (Loss) Income

Total comprehensive (loss) income consists of net (loss) income and foreign currency translation adjustments. The components of total comprehensive (loss) income are presented in the Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity.

Foreign Currency Translation

Local currencies are generally considered the functional currencies outside the United States of America. The assets and liabilities of the Company and its subsidiaries, which are denominated in currencies other than the U.S. dollar, are translated to U.S. dollars at the rate of exchange in effect at the balance sheet date; income and expenses are translated at average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive income section of the Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity. Foreign currency gains and losses resulting from transactions denominated in foreign currencies are included in the Consolidated Statements of Operations.

Stock-based Compensation

The Company has one stock-based employee compensation plan, as described in Note 8. The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table illustrates the effect on net (loss) income and (loss) earnings per share of common stock if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all stock-based employee compensation:

	Fiscal Year
	2005	2004	2003
	(Dollars in thousands, except per share amounts)
Net (loss) income, as reported	$(29,307)	$1,704	$(2,518)
Add: stock-based employee compensation expense for options granted below fair market value included in reported net (loss) income (net of tax)	—	141	308
Deduct: compensation expense for all stock-based employee compensation (net of tax) calculated in accordance with the fair value method	(4,573)	(3,344)	(1,800)
Pro forma net loss	$(33,880)	$(1,499)	$(4,010)
Net (loss) income per share of common stock:
Basic, as reported	$(0.83)	$0.05	$(0.08)
Basic, pro forma	$(0.96)	$(0.05)	$(0.13)
Diluted, as reported	$(0.83)	$0.04	$(0.08)
Diluted, pro forma	$(0.96)	$(0.05)	$(0.13)

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, with the following weighted average assumptions:

	Fiscal Year
	2005	2004	2003
Dividend yield	—	—	—
Expected volatility	52%	65%	75%
Risk-free interest rate	4.40%	3.47%	3.00%
Expected life (years)	4.5	4.5	4.5
Assumed tax rate	0%	40%	40%

No tax benefits were attributed to the stock-based employee compensation expense during fiscal 2005 due to providing a full valuation allowance on net deferred tax assets.

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

In December 2004, the FASB issued SFAS No. 123(R) ”Share-Based Payment.”  SFAS 123(R) requires the recognition of compensation expense relating to share-based payment transactions in consolidated financial statements. That expense will be measured based on the fair value of the equity or liability instruments issued as of the grant date, for the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123(R) replaces SFAS 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) is effective for interim periods that begin after December 15, 2005. The Company is allowed to select from three alternative transition methods, each having different reporting implications. Effective with the beginning of the first quarter of fiscal 2006, the Company will adopt SFAS 123(R) using the modified prospective method. Under this method, the unvested portions of previously granted share-based payments, as well as the fair value of awards granted after adoption are included in operating expenses over the appropriate service period. The Company has decided to use the Black Scholes model to estimate the fair value of the Company’s stock options, unless additional information becomes available in the future that indicates another model would be more appropriate for the Company, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. Based on stock options granted to employees through January 28, 2006, the Company expects the adoption of SFAS 123(R) will increase first quarter expenses by approximately $1.3 million and increase full year fiscal 2006 expenses by approximately $4.0 million.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for reporting a change in accounting principle. This statement is effective beginning January 1, 2006. SFAS 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, ”Reporting Accounting Changes in Interim Financial Statements.”  The Company believes the adoption of SFAS 154 will not have a significant impact on the overall results of operations or financial position.

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

(2)                                              PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	January 28, 2006	January 29, 2005
	(Dollars in thousands)
Leasehold improvements	$153,448	$135,637
Furniture, fixtures and equipment	20,731	18,817
Machinery and equipment	12,528	9,703
Computer software	10,875	9,524
Equipment under capital leases(1)	548	571
Total	198,130	174,252
Less accumulated depreciation and amortization	(105,770)	(92,366)
Property and equipment, net	$92,360	$81,886

(1)          Accumulated amortization of $0.3 million and $0.2 million for fiscal 2005 and 2004, respectively, relates to equipment classified as capital leases.

(3)                                              LEASES

The Company leases certain property consisting of retail and outlet stores, corporate offices, distribution centers and equipment. Leases expire at various dates through 2018. The retail stores,

distribution centers and corporate office leases generally provide that the Company assumes the maintenance and all or a portion of the property tax obligations on the leased property. Most store leases also provide for minimum annual rentals, with provisions for additional rent based on a percentage of sales and for payment of certain expenses.

The aggregate future minimum rental payments under leases in effect at January 28, 2006 (including renewals and substitute leases entered into after year end) are as follows:

FISCAL YEAR	Capital Leases	Operating Leases	Total
	(Dollars in thousands)
2006	$153	$42,754	$42,907
2007	23	42,591	42,614
2008	4	39,689	39,693
2009	—	35,254	35,254
2010	—	30,028	30,028
Thereafter	—	80,709	80,709
Minimum lease commitments	180	$271,025	$271,205
Less amount representing interest	(9)
Present value of capital lease obligations	171
Less current portion	(145)
Long-term portion	$26

Lease payments that depend on factors that are not measurable at the inception of the lease, such as future sales volume, are contingent rentals and are excluded from minimum lease payments and included in the determination of total rental expense when it is probable that the expense has been incurred and the amount is reasonably estimable. Future payments for insurance, real estate taxes, and repair and maintenance to which the Company is obligated are excluded from minimum lease payments. Minimum and contingent rental expense under operating leases was as follows:

	Fiscal Year
	2005	2004	2003
	(Dollars in thousands)
Operating leases:
Minimum rental expense	$42,262	$39,324	$37,816
Contingent rental expense	783	777	429
Total	$43,045	$40,101	$38,245

(4)                                              LONG-TERM DEBT, NET OF DEBT ISSUANCE

On July 29, 2005, the Company entered into an agreement (the “Amendment”) to amend its existing revolving credit facility. The Amendment increased the revolving loan commitment available to the Company under the facility from $100.0 million to $150.0 million and provided for an extension of the maturity date of the revolving loan from June 30, 2006 to June 30, 2009. In addition, the Amendment reduced the interest rate on base rate advances and provided for incremental advances with availability determined from the application of a higher advance rate on eligible inventory and eligible accounts receivables constituting part of the Company’s borrowing base. Those incremental advances would be subject to higher interest rates. To the extent that borrowings are outstanding under the incremental advance provision and if the remaining availability for additional borrowing under the facility is less than 10% of the applicable borrowing base for the line of credit at the time, the Company would be required to maintain a minimum fixed charge coverage ratio. The Amendment also eliminated the lock box restriction except upon the occurrence of certain events, such as an event of default. Other elements of the revolving credit facility remain materially unchanged.

As of January 28, 2006, $58.1 million was outstanding under the facility, net of unamortized debt issuance costs of $0.9 million, and there was $11.8 million in outstanding letters of credit. As a result of the Amendment, the balance of $58.1 million at January 28, 2006 is considered a long-term liability rather than a current liability and has been classified accordingly. Borrowings made under the revolving credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin. As of January 28, 2006, the bank’s reference rate was 7.25% and the LIBOR plus margin rate was 5.97%. Borrowings that are incremental advances under the revolving credit facility are subject to interest at the bank’s reference rate plus a margin or LIBOR plus a higher margin. The availability of credit at any given time under the revolving credit facility is limited by reference to a borrowing base formula (which includes an adjustment to the advance rate against eligible inventory and eligible accounts receivables for incremental advances as described above) based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and reserves established by the agent of the revolving credit facility. As a result of the borrowing base formula, the actual borrowing availability under the facility could be less than the stated amount of the facility reduced by the actual borrowings and outstanding letters of credit. As of January 28, 2006, the Company had availability under the facility of $25.5 million.

The revolving credit facility contains various restrictive covenants, including limitations on the ability to make liens, make investments, sell assets, incur additional debt, merge, consolidate or acquire other businesses, pay dividends and other distributions, and enter into transactions with affiliates. The revolving credit facility does not contain any other significant financial or coverage ratio covenants unless the Company takes advantage of the incremental advance provision and availability under the revolving credit facility is less than 10%. If the Company does receive an advance under the incremental advance provision and if the remaining availability for additional borrowing under the facility is less than 10% of the applicable borrowing base for the line of credit at the time, the Company is required to maintain a fixed charge coverage ratio. The revolving credit facility also does not require that the Company repay all borrowings for a prescribed “clean-up” period each year.

As of January 29, 2005, $33.8 million was outstanding under the line of credit, net of unamortized debt issuance costs of $0.7 million, and there was $12.0 million in outstanding letters of credit.

(5)                                              INCOME TAXES

The Company accounts for income taxes using the asset and liability method under SFAS No. 109, “Accounting for Income Taxes.” The Company provides a deferred tax expense or benefit for differences between financial accounting and tax reporting. Deferred income taxes represent future net tax effects of temporary differences between the Consolidated Financial Statements and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

The income tax expense (benefit) consisted of:

	Fiscal Year
	2005	2004	2003
	(Dollars in thousands)
Current:
Federal	$32	$1,816	$429
State	40	108	35
Foreign	383	483	—
Total current tax expense	455	2,407	464
Deferred:
Federal	19,942	(3,011)	(1,938)
State	5,487	57	(420)
Foreign	317	447	383
Total deferred tax expense (benefit)	25,746	(2,507)	(1,975)
Total income tax expense (benefit)	$26,201	$(100)	$(1,511)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	January 28, 2006	January 29, 2005
	(Dollars in thousands)
Current deferred tax assets (liabilities):
Accrued expense	$3,417	$2,568
State tax benefit	(500)	(483)
Inventory	4,439	3,664
Deferred revenue	3,305	4,116
Prepaid expense and other	(3,578)	(2,746)
Net current deferred tax assets	7,083	7,119
Long-term deferred tax assets (liabilities):
State tax benefit	(1,429)	(1,382)
Deferred lease credits	(6,723)	(4,568)
Property and equipment	15,959	13,186
Net operating loss carryforwards	12,880	11,557
Other	99	(48)
Net long-term deferred tax assets	20,786	18,745
Total net deferred tax assets before valuation allowance	27,869	25,864
Valuation allowance	(27,869)	—
Total net deferred tax assets, net of valuation allowance	$—	$25,864

A reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Fiscal Year
	2005	2004	2003
Provision at statutory tax rate	(34.0)%	34.0%	(34.0)%
State income taxes, net of federal tax impact	(2.8)	4.2	(5.9)
Foreign income	(1.2)	4.1	1.3
Net adjustments to tax accruals and other	1.2	138.6	1.1
Valuation allowance	880.3	(187.1)	—
Total	843.5%	(6.2)%	(37.5)%

As of January 28, 2006, the Company had federal and state net operating loss carryovers of approximately $30 million and $31 million, respectively. These net operating loss carryovers will expire between 2006 and 2026. Internal Revenue Code Section 382 and similar state rules place a limitation on the amount of taxable income which can be offset by net operating loss carryforwards after a change in ownership (generally greater than 50% change in ownership). Due to these provisions, utilization of the net operating loss carryforwards may be limited.

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” SFAS No.109 requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements or tax returns. In estimating future tax consequences, the Company generally takes into account all expected future events then known, other than changes in the tax law or rates, which are not permitted to be considered. Accordingly, if needed the Company may record a valuation allowance to reduce net deferred tax assets to the amount that is more likely than not to be realized. The amount of valuation allowance would be based upon management’s best estimate of the recoverability of the net deferred tax assets. While future taxable income and ongoing prudent and feasible tax planning are considered in determining the amount of the valuation allowance, the necessity for an allowance is subject to adjustment in the future. Specifically, in the event the Company were to determine that the Company would not be able to realize the net deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the net deferred tax assets would decrease income in the period such determination was made. Accordingly, the Company recorded a full valuation allowance against the net deferred tax assets. The effect was to include a non-cash charge of $27.9 million in the fourth quarter of fiscal 2005. This fiscal 2005 adjustment will have no impact on the Company’s cash flow or future prospects, nor does it alter the Company’s ability to utilize the underlying tax net operating loss and credit carryforwards in the future; the utilization of which is limited to achieving future taxable income.

(6)                                              CONVERSION OF SERIES A PREFERRED STOCK

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

At January 29, 2005, there were 8,473 shares outstanding. As of July 30, 2005 the remaining holders of the Series A preferred stock elected to convert their shares of Series A preferred stock into common stock. Pursuant to the Company’s Certificate of Designation of Series A and Series B preferred stock, each share of Series A preferred stock was convertible into such number of shares of common stock as determined by dividing $1,000 by the conversion price, which was $1.9889 at the time of such conversion. As a result of the conversion, the 8,473 shares of Series A preferred stock outstanding on July 30, 2005 were converted into 4,260,144 shares of common stock.

(7)                                              COMMON STOCK

The Company is authorized to issue up to 60,000,000 shares of common stock, par value of $.0001 per share, and 5,000,000 shares of preferred stock, par value of $.0001 per share.

At January 28, 2006, the Company has reserved the following shares of common stock for issuance in connection with:

	Issuable upon conversion or exercise of outstanding securities	Available for future sales and grants	Total shares of common stock reserved
Stock options	6,696,158	2,109,579	8,805,737

In February 2003, the Company recorded additional paid-in capital in the amount of $1.1 million, net of attorney’s fees and expenses, which represents cash received in connection with settlement of a claim under Section 16(b) of the Securities Exchange Act of 1934, as amended.

(8)                                              STOCK OPTION PLANS

Stock-Based Compensation Plans

In April 1998, the Company’s Board of Directors approved the 1998 Stock Incentive Plan (“1998 Plan”), which serves as the successor to the Company’s 1995 Stock Option Plan (“the Predecessor Plan”). The 1998 Plan is divided into five separate components: (i) the Discretionary Option Grant Program, (ii) the Stock Issuance Program, (iii) the Salary Investment Option Grant Program, (iv) the Automatic Option Grant Program and (v) the Director Fee Option Grant Program. The Discretionary Option Grant Program and Stock Issuance Program are administered by the Compensation Committee for Section 16 insiders and by a Secondary Committee of the Board of Directors for non-Section 16 insiders. The Director Fee Option Grant Program is not currently in use by the Company.

Under the 1998 Plan, the Company originally authorized the Board of Directors to grant options of shares of common stock to key employees, directors and consultants to purchase an aggregate of 3,287,662 shares of common stock. Such share reserve consists of (i) the number of shares available for issuance under the Predecessor Plan on June 19, 1998, including the shares subject to outstanding options, and (ii) an additional increase of 980,000 shares. In addition, the number of shares of common stock reserved for issuance under the 1998 Plan will automatically be increased on the first trading day of each calendar year, beginning in calendar year 2000, by an amount equal to the lesser of (i) three percent of the total number of shares of common stock outstanding on the last trading day of the preceding calendar year or (ii) 966,202 shares. On January 2, 2006, January 2, 2005 and January 2, 2004, the Company added 966,202 shares, 966,202 shares and 966,202 shares, respectively, to the 1998 Plan in accordance with the automatic increase provisions. Additionally, in July 2001, the Company’s stockholders approved an increase of 1,000,000 shares of common stock under the 1998 Plan, as well as various other amendments to the 1998 Plan. In no event, however, may any one participant in the 1998 Plan receive option grants, separately exercisable stock appreciation rights or direct stock issuances for more than 1,000,000 shares of common stock in the aggregate per calendar year.

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

A summary of all employee option activity is set forth below (see Note 1 for fair value assumptions used):

	Number Of Shares	Weighted Average Exercise Price
Outstanding and exercisable, February 1, 2003	4,160,130	$6.44
Granted with exercise price at fair value (weighted average fair value of $2.74)	1,312,079	4.25
Granted with exercise price below fair value (weighted average fair value of $10.00)	23,088	1.57
Exercised	(311,775)	3.55
Canceled	(833,530)	6.31
Outstanding and exercisable, January 31, 2004	4,349,992	$5.98
Granted with exercise price at fair value (weighted average fair value of $4.93)	3,403,216	5.80
Exercised	(210,606)	3.35
Canceled	(1,153,492)	6.03
Outstanding and exercisable, January 29, 2005	6,389,110	$5.97
Granted with exercise price at fair value (weighted average fair value of $3.69)	1,675,443	6.42
Exercised	(418,262)	3.88
Canceled	(950,133)	7.81
Outstanding and exercisable, January 28, 2006	6,696,158	$5.95
Vested at January 31, 2004	2,391,471	$6.83
Vested at January 29, 2005	2,313,263	$6.65
Vested at January 28, 2006	2,720,900	$6.11
Available for future grant at January 28, 2006	2,109,579

Additional information regarding options outstanding as of January 28, 2006 is as follows:

RANGE OF EXERCISE PRICES	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$0.32 - $4.35	1,484,898	6.69	$3.25	854,807	$2.87
$4.39 - $5.31	1,437,519	8.04	4.84	481,821	4.80
$5.41 - $6.10	1,437,359	8.30	5.89	402,405	5.82
$6.11 - $8.23	1,420,039	8.22	6.83	479,689	6.96
$8.29 - $22.00	916,343	6.31	10.81	502,178	12.32
$0.32 - $22.00	6,696,158	7.60	$5.95	2,720,900	$6.11

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

(9)                                              EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees who meet certain service and age requirements. Participants may contribute up to 15% of their salaries (this limit increases to 50% as of April 1, 2006) to a maximum of $15,000 and $14,000, for calendar years 2006 and 2005, respectively. The Company matches 50% of the employees’ contribution up to a maximum of 3% of their base salary. The Company contributed approximately $429,000, $353,000, and $302,000 in fiscal 2005, 2004 and 2003, respectively.

(10)                                       RELATED PARTY TRANSACTIONS

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

The Company leases one of its properties from the previous owner and current employee of Michaels. Annual payments made in fiscal 2005, 2004 and 2003 were $456,000 per year.

(11)                                       COMMITMENTS AND CONTINGENCIES

The Company is a party from time to time to various legal claims, actions and complaints. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management of the Company currently believes that disposition of any such matters will not have a material adverse effect on the Company’s Consolidated Financial Statements.

(12)                                       SEGMENT REPORTING

The Company classifies its business into two identifiable segments: retail and direct-to-customer. Segment income from operations consists of direct-to-customer contribution and retail store contribution. The unallocated portion includes both the costs of corporate expenses, shared service costs such as information technology, as well as the costs of merchandising, sourcing and distribution. The Company also has a wholly-owned furniture manufacturing company, Michaels, located in Sacramento, California. Michaels’ revenue is recorded as either retail revenue or direct-to-customer revenue based on the channel in which the sale was initiated. Management decisions on resource allocations and performance assessments are made based on these two identifiable segments. As a result, management considers it is most appropriate to report its business activities into two identifiable segments. The Company evaluates performance and allocates resources based on results from operations, which excludes unallocated costs. Certain segment information, including segment assets, asset expenditures and related depreciation expense, is not presented as all of the Company’s assets are commingled and are not available by segment.

Financial information for the Company’s business segments is as follows:

	Fiscal Year
	2005	2004	2003
	(Dollars in thousands)
Net revenue:
Retail	$421,666	$406,833	$370,609
Direct-to-customer	159,991	118,990	67,899
Consolidated net revenue	$581,657	$525,823	$438,508
Income (loss) from operations:
Retail	49,154	51,932	39,611
Direct-to-customer	21,329	14,280	8,538
Unallocated	(69,539)	(60,136)	(50,024)
Consolidated income (loss) from operations	$944	$4,076	$(1,875)

(13)                                       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for fiscal 2005 and 2004 is as follows:

Fiscal year ended January 28, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Net revenue	$117,465	$144,781	$128,402	$191,009
Cost of revenue and occupancy	81,823	101,507	84,033	116,881
Gross profit	35,642	43,274	44,369	74,128
Selling, general and administrative expense	39,986	46,437	50,302	59,744
(Loss) income from operations	(4,344)	(3,163)	(5,933)	14,384
Interest expense, net	(825)	(834)	(1,164)	(1,227)
(Loss) income before income taxes	(5,169)	(3,997)	(7,097)	13,157
Income tax (expense) benefit(3)	2,056	1,535	2,887	(32,679)
Net loss	$(3,113)	$(2,462)	$(4,210)	$(19,522)
Loss per share:
Basic(1)	$(0.09)	$(0.07)	$(0.11)	$(0.52)
Diluted(2)	$(0.09)	$(0.07)	$(0.11)	$(0.52)

Fiscal year ended January 29, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Net revenue	$98,858	$120,942	$118,165	$187,858
Cost of revenue and occupancy	71,328	88,425	80,134	119,921
Gross profit	27,530	32,517	38,031	67,937
Selling, general and administrative expense	33,516	35,172	42,511	50,740
Income (loss) from operations	(5,986)	(2,655)	(4,480)	17,197
Interest expense, net	(427)	(509)	(737)	(799)
Income (loss) before income taxes	(6,413)	(3,164)	(5,217)	16,398
Income tax benefit (expense)(4)	2,501	1,280	2,136	(5,817)
Net income (loss)	$(3,912)	$(1,884)	$(3,081)	$10,581
Income (loss) per share:
Basic(1)	$(0.12)	$(0.06)	$(0.09)	$0.32
Diluted(2)	$(0.12)	$(0.06)	$(0.09)	$0.28

(1)          Basic earnings (loss) per share is calculated for interim periods including the effect of stock options exercised in prior interim periods. Basic earnings (loss) per share for the fiscal year is calculated using weighted shares outstanding based on the date stock options were exercised. Therefore, basic income (loss) per share for the cumulative four quarters may not equal fiscal year basic earnings (loss) per share.

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

(3)          Fourth quarter fiscal 2005 income tax expense includes a full valuation allowance against net deferred tax assets, net of $27.9 million.

(4)          Fourth quarter fiscal 2004 income tax expense includes the reversal of the valuation allowance, offset by the tax contingency accrual.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Restoration Hardware, Inc.
Corte Madera, California

We have audited the accompanying consolidated balance sheets of Restoration Hardware, Inc. and subsidiaries (the “Company”) as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 28, 2006. We also have audited management’s assessment, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting,”, that the Company maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
April 11, 2006

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of Gary Friedman, our Chief Executive Officer and, Chris Newman, our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal year, January 28, 2006.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 28, 2006 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (“COSO Framework”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of January 28, 2006.

Deloitte & Touche LLP, our independent auditors, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is included in their report on page 55.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during fiscal 2005 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART IV

ITEM 15.         EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)   The following Consolidated Financial Statements are filed as a part of this annual report on Form 10-K:

1.                The following Consolidated Financial Statements, together with notes thereto and the report thereon of Deloitte & Touche LLP are set forth in Item 8 of Part II of this annual report on Form 10-K:

(i)             Consolidated Balance Sheets at January 28, 2006 and January 29, 2005;

(ii)         Consolidated Statements of Operations for the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004;

(iii)     Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004;

(iv)       Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004.

2.                Consolidated Financial Statement Schedule:

Not applicable

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

RESTORATION HARDWARE, INC.
	By:	/s/ GARY G. FRIEDMAN
Date: April 11, 2006		Gary G. Friedman
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ GARY G. FRIEDMAN	Chairman, President and Chief	April 11, 2006
Gary G. Friedman	Executive Officer (Principal Executive Officer)
/s/ CHRIS NEWMAN	Senior Vice President and Chief Financial	April 11, 2006
Chris Newman	Officer (Principal Financial Officer)
/s/ MURRAY JUKES	Vice President, Controller	April 11, 2006
Murray Jukes	(Principal Accounting Officer)
/s/ DAMON H. BALL	Director	April 11, 2006
Damon H. Ball
/s/ ROBERT E. CAMP	Director	April 11, 2006
Robert E. Camp
/s/ ROBERT C. HAMER III	Director	April 11, 2006
Robert C. Hamer III
/s/ RAYMOND C. HEMMIG	Director	April 11, 2006
Raymond C. Hemmig
/s/ GLENN J. KREVLIN	Director	April 11, 2006
Glenn J. Krevlin
/s/ M. ANN RHOADES	Director	April 11, 2006
M. Ann Rhoades
/s/ T. MICHAEL YOUNG	Director	April 11, 2006
T. Michael Young

EXHIBIT INDEX

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
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
4.3

Specimen Common Stock Certificate (incorporated by reference to exhibit number 4.3 of the Registration Statement on Form S-1/A (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 2, 1998)

4.4

Certificate of Designation of Series A and Series B Preferred Stock (incorporated by reference to exhibit number 4.6 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

4.5

Consent and Waiver Regarding Additional Financing (incorporated by reference to exhibit number 10.2 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on May 23, 2001)

4.6

Amended and Restated Letter Agreement, dated as of March 21, 2001, by and among certain holders of Series A preferred stock (incorporated by reference to exhibit number 4.9 of the Registration Statement on Form S-3/A (File No. 333-70624) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on January 4, 2002)

4.7

Amendment to Letter Agreement, effective as of November 1, 2001, by and among certain holders of Series A preferred stock (incorporated by reference to exhibit number 4.10 of the Registration Statement on Form S-3/A (File No. 333-70624) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 3, 2002)

10.1

Form of 1995 Stock Option Plan (incorporated by reference to exhibit number 10.1 of the Registration Statement on Form S-1 (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 24, 1998)

10.2

Form of 1998 Employee Stock Purchase Plan (incorporated by reference to exhibit number 10.3 of the Registration Statement on Form S-1 (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 24, 1998)

10.3

Form of Indemnification Agreement with Officers and Directors (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended April 30, 2005 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 9, 2005)

10.4

Office Lease, dated February 21, 1997, between Restoration Hardware, Inc. and Paradise Point Partners (incorporated by reference to exhibit number 10.10 of the Registration Statement on Form S-1 (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 24, 1998)

10.5

Standard Industrial/Commercial Multi-Tenant Lease-Gross, dated May 12, 1997, between Restoration Hardware, Inc. and Mortimer B. Zuckerman (incorporated by reference to exhibit number 10.11 of the Registration Statement on Form S-1 (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 24, 1998)

10.6

Amended and Restated Investor Rights Agreement, dated as of March 21, 2001, between Restoration Hardware, Inc. and the Series A and B Preferred Stock Investors (incorporated by reference to exhibit number 10.18 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.7

Amended and Restated Series A and B Preferred Stock Purchase Agreement, dated as of March 21, 2001, between Restoration Hardware, Inc. and the Series A and B Preferred Stock Investors (incorporated by reference to exhibit number 10.19 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.8

Offer of Employment Letter for Mr. Gary G. Friedman dated as of March 15, 2001 (incorporated by reference to exhibit number 10.30 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.9

Stock Purchase Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 18, 2001 (incorporated by reference to exhibit number 10.33 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.10

Early Exercise Stock Purchase Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 18, 2001 (incorporated by reference to exhibit number 10.34 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.11

Notice of Grant of Stock Option for Gary G. Friedman (incorporated by reference to exhibit number 10.36 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.12

Stock Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 18, 2001 (incorporated by reference to exhibit number 10.37 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.13

Form of Non-Plan Notice of Grant of Stock Option and Stock Option Agreement (incorporated by reference to exhibit number 10.42 of Form 10-Q for the quarterly period ended November 3, 2001 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 18, 2001)

10.14

Letter Agreement between Restoration Hardware, Inc. and certain investors named therein, dated as of August 2, 2002 (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended August 3, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 17, 2002)

10.15

Notice of Grant of Stock Option and Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated March 18, 2001 (incorporated by reference to exhibit number 10.3 of Form 10-Q for the quarterly period ended August 3, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 17, 2002)

10.16

1998 Stock Incentive Plan Amended and Restated on October 9, 2002 (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended November 2, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 23, 2002)

10.17

Seventh Amended and Restated Loan and Security Agreement, dated as of November 26, 2002, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Capital Corporation, and The CIT Group/Business Credit,  Inc. (incorporated by reference to exhibit number 99.1 of Form 10-Q for the quarterly period ended November 2, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 23, 2002)

10.18

Amendment No. 1 to the Seventh Amended and Restated Loan and Security Agreement, dated April 28, 2003, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Capital Corporation, and The CIT Group/Business Credit,  Inc. (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended August 2, 2003 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 10, 2003)

10.19

Amendment No. 2 to the Seventh Amended and Restated Loan and Security Agreement, dated September 12, 2003, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Capital Corporation, and The CIT Group/Business Credit, Inc. (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended November 1, 2003 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 9, 2003)

10.20

Amendment No. 3 to the Seventh Amended and Restated Loan and Security Agreement, dated November 18, 2003, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Capital Corporation, and The CIT Group/Business Credit, Inc. (incorporated by reference to exhibit number 10.2 of Form 10-Q for the quarterly period ended November 1, 2003 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 9, 2003)

10.21

Employment Offer Letter between Restoration Hardware, Inc. and Patricia McKay, dated October 3, 2003 (incorporated by reference to exhibit number 10.3 of Form 10-Q for the quarterly period ended November 1, 2003 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 9, 2003)

10.22

Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and Patricia McKay, dated October 6, 2003 (incorporated by reference to exhibit number 10.4 of Form 10-Q for the quarterly period ended November 1, 2003 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 9, 2003)

10.23

Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and Patricia McKay, dated October 6, 2003 (incorporated by reference to exhibit number 10.5 of Form 10-Q for the quarterly period ended November 1, 2003 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 9, 2003)

10.24

Amendment No. 4 to the Seventh Amended and Restated Loan and Security Agreement, dated March 15, 2004, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Capital Corporation, and The CIT Group/Business Credit, Inc. (incorporated by reference to exhibit number 10.38 of Form 10-K for the year ended January 31, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 12, 2004)

10.25

Full Recourse Promissory Note, dated August 15, 2001, by Jason Camp (incorporated by reference to exhibit number 10.38 of Form 10-K for the year ended January 31, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 12, 2004)

10.26

Form of Notice of Grant of Stock Option and Stock Option Agreement for the Discretionary Option Grant Program under the Restoration Hardware, Inc. 1998 Stock Incentive Plan as Amended and Restated October 9, 2002 (incorporated by reference to exhibit number 10.1 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 9, 2004)

10.27

Form of Notice of Grant of Stock Option, Stock Option Agreement and Early Exercise Stock Purchase Agreement for the Automatic Option Grant Program under the Restoration Hardware, Inc. 1998 Stock Incentive Plan as Amended and Restated October 9, 2002 (incorporated by reference to exhibit number 10.2 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 9, 2004)

10.28

Form of Notice of Grant of Stock Option and Stock Option Agreement for the Director Fee Option Grant Program under the Restoration Hardware, Inc. 1998 Stock Incentive Plan as Amended and Restated October 9, 2002 (incorporated by reference to exhibit number 10.3 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 9, 2004)

10.29

Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and John W. Tate, dated August 24, 2004 (incorporated by reference to exhibit number 10.4 of Form 10-Q for the quarterly period ended October 30, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 3, 2004)

10.30

Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and John W. Tate, dated August 24, 2004 (incorporated by reference to exhibit number 10.5 of Form 10-Q for the quarterly period ended October 30, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 3, 2004)

10.31

Lease Agreement between Restoration Hardware, Inc. and ProLogis, dated March 9, 2004 (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.32

Compensation and Severance Agreement between Restoration Hardware, Inc. and Gary G. Friedman, amended and restated February 5, 2004 (incorporated by reference to exhibit number 10.2 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.33

Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated February 5, 2004 (incorporated by reference to exhibit number 10.3 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.34

Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated February 5, 2004 (incorporated by reference to exhibit number 10.4 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.35

Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated February 5, 2004 (incorporated by reference to exhibit number 10.5 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.36

Restoration Hardware, Inc. 2004 Senior Executive Bonus Plan (incorporated by reference to exhibit number 10.7 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.37

Amendment No. 5 to the Seventh Amended and Restated Loan and Security Agreement, dated June 3, 2004, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Retail Group, Inc., and The CIT Group/Business Credit, Inc. (incorporated by reference to exhibit number 10.8 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.38

Letter Agreement, dated as of August 17, 2004, by and among Restoration Hardware, Inc. and the investors named therein (incorporated by reference to exhibit number 10.5 of Form 10-Q for the quarterly period ended July 31, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on August 30, 2004)

10.39

Employment Offer Letter, dated May 13, 2004, from Restoration Hardware, Inc. to Murray Jukes (incorporated by reference to exhibit number 10.4 of Form 10-Q for the quarterly period ended July 31, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on August 30, 2004)

10.40

Employment Offer Letter, dated August 13, 2004, from Restoration Hardware, Inc. to John W. Tate (incorporated by reference to exhibit number 99.2 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on August 19, 2004)

10.41

Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and John W. Tate, dated August 24, 2004 (incorporated by reference to exhibit number 10.4 of Form 10-Q for the quarterly period ended October 30, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 3, 2004)

10.42

Amendment No. 6 to the Seventh Amended and Restated Loan and Security Agreement dated as of July 29, 2005, among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Retail Group, LLC, The CIT Group/Business Credit, Inc. and Wells Fargo Retail Finance, LLC (incorporated by reference to exhibit number 10.1 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on August 4, 2005)

10.43

Letter Agreement dated as of July 30, 2005, between Restoration Hardware, Inc and Holders of Series A Preferred Stock Regarding Conversion of Series A Preferred Stock and Waiver of Certain Rights (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended July 30, 2005 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 6, 2005)

10.44	Employment Offer Letter, dated February 28, 2006, from Restoration Hardware, Inc. to Chris Newman
21	List of Subsidiaries
23.1	Independent Registered Public Accounting Firm’s’ Consent and Report on Schedule
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer