Form 10-Q
period 2006-04-29
RESTORATION HARDWARE INC
filed 2006-06-07
CIK 863821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2006
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

As of June 1, 2006, 37,812,715 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

FORM 10-Q

FOR THE QUARTER ENDED APRIL 29, 2006

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of April 29, 2006, January 28, 2006, and April 30, 2005
Condensed Consolidated Statements of Operations for the first quarter ended April 29, 2006 and April 30, 2005
Condensed Consolidated Statements of Cash Flows for the first quarter ended April 29, 2006 and April 30, 2005
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 5.	Other Information
Item 6.	Exhibits
SIGNATURES
EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	April 29, 2006	January 28, 2006	April 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$2,260	$1,990	$1,879
Accounts receivable	9,175	5,884	6,800
Merchandise inventories	194,628	158,647	144,152
Prepaid expense and other current assets	17,633	9,590	19,875
Total current assets	223,696	176,111	172,706
Property and equipment, net	91,449	92,360	80,192
Goodwill	4,560	4,560	4,560
Deferred tax assets, net	—	—	18,688
Other assets	1,343	1,237	2,766
Total assets	$321,048	$274,268	$278,912
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$77,626	$62,818	$50,722
Debt, current portion, net of issuance costs	—	—	52,390
Deferred revenue and customer deposits	14,178	8,304	8,966
Other current liabilities	17,197	17,506	12,412
Total current liabilities	109,001	88,628	124,490
Long-term debt, net of issuance costs	88,065	58,126	—
Deferred lease incentives	26,667	27,465	29,419
Deferred rent	20,160	19,866	20,218
Other long-term obligations	660	51	92
Total liabilities	244,553	194,136	174,219
Commitments and contingencies (Note 6)
Series A redeemable convertible preferred stock, $.0001 par value, 28,037 shares designated, 0, 0 and 8,473 shares issued and outstanding at April 29, 2006, January 28, 2006 and April 30, 2005, respectively	—	—	8,331
Stockholders’ equity:
Common stock, $.0001 par value; 60,000,000 shares authorized; 37,809,730, 37,762,029 and 33,155,840 issued and outstanding at April 29, 2006, January 28, 2006 and April 30, 2005, respectively	4	4	3
Additional paid-in capital	170,290	169,187	159,532
Accumulated other comprehensive income	1,183	1,010	702
Accumulated deficit	(94,982)	(90,069)	(63,875)
Total stockholders’ equity	76,495	80,132	96,362
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$321,048	$274,268	$278,912

See Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	First Quarter Ended
	April 29, 2006	April 30, 2005
Net revenue	$133,380	$117,465
Cost of revenue and occupancy	88,495	81,823
Gross profit	44,885	35,642
Selling, general and administrative expense	48,353	39,986
Loss from operations	(3,468)	(4,344)
Interest expense, net	(1,424)	(825)
Loss before income taxes	(4,892)	(5,169)
Income tax (expense) benefit	(21)	2,056
Net loss	$(4,913)	$(3,113)
Loss per share of common stock, basic and diluted	$(0.13)	$(0.09)
Weighted average shares outstanding, basic and diluted	37,773	33,110

See Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	First Quarter Ended
	April 29, 2006	April 30, 2005
Cash flows from operating activities:
Net loss	$(4,913)	$(3,113)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5,148	4,118
Stock-based compensation expense	907	—
Changes in operating assets and liabilities:
Accounts receivable	(3,086)	(145)
Merchandise inventories	(35,980)	(33)
Prepaid expense, deferred tax and other assets	(8,149)	(1,506)
Accounts payable and accrued expenses	14,857	(13,198)
Deferred revenue and customer deposits	5,874	836
Other current liabilities	(680)	(2,537)
Deferred rent	294	(103)
Deferred lease incentives and other long-term obligations	(1,003)	(946)
Net cash used by operating activities	(26,731)	(16,271)
Cash flows from investing activities:
Capital expenditures	(3,151)	(2,334)
Net cash used by investing activities	(3,151)	(2,334)
Cash flows from financing activities:
Borrowings under line of credit, net	29,864	18,443
Repayments other long-term obligations	(10)	(51)
Issuance of common stock	197	260
Net cash provided by financing activities	30,051	18,652
Effects of foreign currency exchange rate translation	101	(72)
Net increase (decrease) in cash and cash equivalents	270	(25)
Cash and cash equivalents:
Beginning of period	1,990	1,904
End of period	$2,260	$1,879
Additional cash flow information:
Cash paid during the period for interest	$879	$732
Cash paid during the period for income taxes	49	337
Non-cash investing and financing transactions:
Property and equipment acquired under capital leases	$938	$—
Tenant improvement allowance receivable	205	—

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Restoration Hardware, Inc., and subsidiaries, (the “Company,” “we,” or “our”) is a specialty retailer of hardware, bathware, furniture, lighting, textiles, accessories and related merchandise that reflects our classic and authentic American point of view. We commenced business in 1979 as a purveyor of fittings and fixtures for older homes. Since then, we have evolved into a unique home furnishings retailer offering consumers an array of distinctive and high quality merchandise. Our merchandise strategy and our stores’ architectural style create a unique and attractive selling environment designed to appeal to an affluent, well educated, 35 to 60 year old customer. Our plan is to fill the void in the marketplace above the current home lifestyle retailers, and below the interior design trade. As of April 29, 2006, the Company operated 103 retail stores and 7 outlet stores in 30 states, the District of Columbia and Canada. In addition to our retail stores, we operate a direct-to-customer (“direct”) sales channel, which includes both Catalog and Internet, and a wholly-owned furniture manufacturer.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared from the Company’s records without audit and, in management’s opinion, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position at April 29, 2006 and April 30, 2005 and the results of operations and changes in cash flows for the quarters ended April 29, 2006 and April 30, 2005, respectively. The financial position at January 28, 2006, as presented, has been derived from the Company’s audited Consolidated Financial Statements for the fiscal year then ended.

The Company’s accounting policies are described in Note 1 to the audited Consolidated Financial Statements for the fiscal year ended January 28, 2006 (“fiscal 2005”) included in the Company’s Form 10-K. Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of these Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, for fiscal 2005.

The results of operations for the first quarter ended April 29, 2006 presented in this Form 10-Q are not necessarily indicative of the results to be expected for the full year.

Stock-based Compensation

Effective January 29, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 revised  “ Share-Based Payment”,   (SFAS 123R), which establishes accounting for non-cash, stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized over the requisite service period, which for the Company is generally the vesting period.

The Company adopted SFAS 123R using the modified prospective method, under which, prior periods are not revised for comparative purposes. For all unvested options outstanding as of January 28, 2006, the previously measured but unrecognized compensation expense, based on the fair value at the original grant date, will be recognized in the statement of operations over the remaining service period. For equity-based compensation granted subsequent to January 29, 2006, compensation expense, based on the fair value on the date of grant, will be recognized in the statement of operations over the requisite service period.

Consistent with the valuation method previously used for the disclosure-only requirements, the Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards under SFAS 123R. The weighted-average estimated fair value of employee stock options granted during the first quarter ended April 29, 2006 and April 30, 2005 was $3.49 and $3.25 per share respectively using the following assumptions:

	First Quarter Ended
	April 29, 2006	April 30, 2005
Expected option life from grant date (in years)	4.5	4.5
Expected Volatility	74.40%	52%
Risk-free interest rate	4.47% - 4.89%	4.40%
Expected Dividend yield	0%	0%

Expected option life: The Company’s expected option life represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and historical option exercise behavior and employee turnover.

Expected volatility of stock: The Company bases the expected volatility of its stock, used in the Black-Scholes valuation model, on daily changes in the Company’s historical common stock prices over a timeframe consistent with the expected life of the awards.

Risk free interest rate: The Company bases the risk-free interest rate on the U.S. Treasury yield curve rates in effect at the time of the grant using the term most consistent with the expected life of the award.

Expected Dividend yield: Dividend yields are estimated at zero as the Company historically has not paid dividends on common stock and does not anticipate paying any dividends in the future.

Estimated forfeitures: Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience. For periods prior to 2006, the Company recognized forfeitures as they occurred.

For the first quarter ended April 29, 2006 the Company recorded $0.9 million for stock-based compensation, of which $0.6 million was recorded to selling, general and administrative expenses and $0.3 million was recorded to cost of revenue and occupancy. Basic and diluted loss attributable to the adoption of SFAS 123R was $0.02 per share for the quarter ended April 29, 2006. No tax benefits have been recorded due to the Company’s full valuation allowance position.

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

In May 2001, the Company’s Board of Directors adopted a stock option program (the “Program”) outside of the Company’s 1998 Plan pursuant to which options exercisable for up to 1,000,000 shares of common stock may be granted. Under the Program, the Board of Directors authorized a special purpose committee of the Board of Directors to administer the Program. The special purpose committee was authorized to make non-statutory stock option grants to individuals as inducements to enter employment with the Company or, to the extent otherwise allowed under Nasdaq rules, as inducements to continue their employment with the Company, provided that in either case the terms of such grants were substantially similar to the terms of the stock option grants made pursuant to the 1998 Plan. However, the special purpose committee was not authorized to grant an option to acquire more than 50,000 shares to any one individual. Additionally, under the Program, options were allowed to be granted with an exercise price below the market price on The Nasdaq National Market on the date of grant, provided the special purpose committee first obtained approval of such grants from either the Board of Directors or the Compensation Committee. In no event was any option to have an exercise price less than $2.00 per share. Vesting, exercise prices and other terms of the options were fixed by the special committee. Generally, options vest in one-fourth increments over a four-year period and have a term of not more than ten years from the grant date. The Board of Directors or the Compensation Committee could, in either’s sole discretion and at any time, restrict or withdraw from the special purpose committee, as to any particular matters or categories of matters, the authority to make any or particular option grants under the Program. All options have contractual life of 10 years.

A summary of all employee option activity is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 28, 2006	6,696,158	$5.95
Granted	396,916	5.76
Exercised	(47,101)	4.17
Forfeited	(113,166)	5.68
Expired	(37,369)	8.48
Outstanding at April 29, 2006	6,895,438	$5.95	7.48	$10,255,484
Vested and Exercisable	3,163,173	$6.03	6.32	$5,741,927

The weighted-average grant-date fair value of options granted during the first quarter ended April 29, 2006 and April 30, 2005 was $3.49 and $3.25 respectively. Total intrinsic value of options exercised during the first quarter ended April 29, 2006 and April 30, 2005 was $93,538 and $169,329, respectively. As of April 29, 2006, there was approximately $3.1 million of total unrecognized compensation cost. The cost is expected to be recognized over a weighted-average remaining period of 1.47 years.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value provisions of SFAS 123 to share-based compensation for the periods prior to the adoption of SFAS 123R:

First Quarter Ended
(Dollars in thousands, except per share data)	April 30, 2005
Net loss as reported	$(3,113)
Add: Stock-based employee compensation expense for all options granted below fair market value included in reported net loss (net of tax)
Deduct: Compensation expense for all stock-based employee compensation (net of tax) calculated in accordance with the fair value method	(869)
Pro forma net loss	$(3,982)
Loss per share of common stock:
Basic and diluted, as reported	$(0.09)
Basic and diluted, pro forma	$(0.12)

Comprehensive Loss

Comprehensive loss consists of net loss and foreign currency translation adjustments. The components of comprehensive loss for the first quarters ended April 29, 2006 and April 30, 2005 are as follows:

	First Quarter Ended
(Dollars in thousands)	April 29, 2006	April 30, 2005
Components of comprehensive loss:
Net loss	$(4,913)	$(3,113)
Foreign currency translation adjustment	(173)	(110)
Total comprehensive loss	$(5,086)	$(3,223)

2. LONG-TERM DEBT, NET

As of April 29, 2006, $88.1 million was outstanding under the Company’s revolving credit facility, net of unamortized debt issuance costs of $0.8 million, and there was $11.3 million in letters of credit outstanding. Borrowings made under the revolving credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin. As of April 29, 2006, the bank’s reference rate was 7.75% and the LIBOR plus margin rate was 6.4%. Borrowings that are incremental advances under the revolving credit facility are subject to interest at the bank’s reference rate plus a margin or LIBOR plus a higher margin. The availability of credit at any given time under the revolving credit facility is limited by reference to a borrowing base formula (which includes an adjustment to the advance rate against eligible inventory and eligible accounts receivables for incremental advances as described above) based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and reserves established by the agent of the revolving credit facility. As a result of the borrowing base formula, the actual borrowing availability under the facility could be less than the stated amount of the facility reduced by the actual borrowings and outstanding letters of credit. As of April 29, 2006, the Company had availability under the facility of $18.4 million.

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

3. INCOME TAXES

SFAS No. 109, “Accounting for Income Taxes”, requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements or tax returns. In estimating future tax consequences, the Company generally takes into account all expected future events then known to it, other than changes in the tax law or rates, which are not permitted to be considered. Accordingly, if needed the Company may record a valuation allowance to reduce net deferred tax assets to the amount that is more likely than not to be realized. The amount of valuation allowance would be based upon management’s best estimate of the recoverability of the net deferred tax assets. While future taxable income and ongoing prudent and feasible tax planning are considered in determining the amount of the valuation allowance, the necessity for an allowance is subject to adjustment in the future. Specifically, in the event the Company were to determine that it would not be able to realize the net deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the net deferred tax assets would decrease income in the period such determination was made This allowance does not alter the Company’s ability to utilize the underlying tax net operating loss and credit carryforwards in the future; the utilization of which is limited to achieving future taxable income. In the first quarter of fiscal 2006, the Company did not record income tax benefits on its losses.

4. LOSS PER SHARE OF COMMON STOCK

Basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods. Diluted loss per share of common stock is computed by dividing net loss by the weighted average number of common stock and potentially dilutive common stock equivalents outstanding during the period. Diluted loss per share of common stock reflects the potential dilution that could occur if options to issue common stock were exercised, or preferred stock previously outstanding had been converted into common stock. The following table details potential dilutive effects of the weighted average number of certain common stock equivalents that have been excluded from diluted loss per share of common stock, because their inclusion would be anti-dilutive, since the Company experienced a net loss in the first quarter of fiscal 2006 and 2005, respectively:

	First Quarter Ended
	April 29, 2006	April 30, 2005
Common stock issuable upon conversion of the Series A preferred stock	—	4,261,001
Common stock subject to outstanding stock options	666,803	619,681
Total	666,803	4,880,682

The above stock options represent only those stock options whose exercise prices are less than the average market price of the stock for the periods. In addition to the stock options included in the table above, there were an additional 4,524,448 and 4,331,374 for the first quarter of fiscal 2006 and 2005, respectively, that were excluded from the table because the option exercise price for those stock options exceeded the average stock price for the period. All outstanding shares of Series A preferred stock were converted effective July 30, 2005 into common stock.

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

Financial information for the Company’s business segments is as follows:

	First Quarter Ended
(Dollars in thousands)	April 29, 2006	April 30, 2005
Net Revenue:
Retail	$91,060	$84,677
Direct-to-customer	42,320	32,788
Consolidated net revenue	$133,380	$117,465

	First Quarter Ended
	April 29, 2006	April 30, 2005
Income (loss) from operations:
Retail	$8,200	$7,115
Direct-to-customer	7,505	4,600
Unallocated	(19,173)	(16,059)
Consolidated loss from operations	$(3,468)	$(4,344)

6. COMMITMENTS AND CONTINGENCIES

The Company is a party from time to time to various legal claims, actions and complaints. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management of the Company currently believes that disposition of any such matters will not have a material adverse effect on the Company’s Condensed Consolidated Financial Statements.

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

We operate on a 52-53 week fiscal year ending on the Saturday closest to January 31st. Our current fiscal year is 53 weeks and ends on February 3, 2007 (“fiscal 2006”) and the prior fiscal year was 52 weeks and ended on January 28, 2006 (“fiscal 2005”).

As of April 29, 2006, we operated 103 stores and 7 outlet stores in 30 states, the District of Columbia and Canada. In addition to our retail stores, we operate a direct-to-customer (“direct”) sales channel that includes both catalog and Internet.

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

In the first quarter of fiscal 2006, we launched our first category extension, the Restoration Hardware Outdoor catalog. This is the first phase of our strategic efforts to extend the Restoration Hardware brand through the mail and web. We anticipate additional category and brand extensions in the coming year.

We anticipate opening two additional outlet stores in fiscal 2006, and we have no current plans to close any stores. On an ongoing basis we evaluate stores for closure based on performance. While we do not currently have any reserves established for store closures, we periodically make judgments about which stores we should close and which stores we should continue to operate. A material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise trends and consumer demands may cause us to close additional under-performing stores.

The following table sets forth for the periods indicated the amount and percentage of net revenue represented by certain line items in our Condensed Consolidated Statements of Operations.

(Dollars in thousands, except per share data)	First Quarter Ended April 29, 2006	% of Net Revenue	First Quarter Ended April 30, 2005	% of Net Revenue
Retail net revenue	$91,060	68.3%	$84,677	72.1%
Direct-to-customer net revenue	42,320	31.7	32,788	27.9
Net revenue	133,380	100.0	117,465	100.0
Cost of revenue and occupancy	88,495	66.3	81,823	69.7
Gross profit	44,885	33.7	35,642	30.3
Selling, general and administrative expense	48,353	36.3	39,986	34.0
Loss from operations	(3,468)	(2.6)	(4,344)	(3.7)
Interest expense, net	(1,424)	(1.1)	(825)	(0.7)
Loss before income taxes	(4,892)	(3.7)	(5,169)	(4.4)
Income tax (expense) benefit	(21)	0.0	2,056	1.7
Net loss	$(4,913)	(3.7)	$(3,113)	(2.7)
Loss per share of common stock—basic & diluted	$(0.13)		$(0.09)

Loss from operations decreased 20% to $3.5 million for the first quarter of fiscal 2006 as compared to a loss from operations of $4.3 million for the first quarter of fiscal 2005. Net loss was $4.9 million ($0.13 per share) for the first quarter of fiscal 2006, compared to a net loss of $3.1 million ($0.09 per share) for the first quarter of fiscal 2005. The results for the first quarter of fiscal 2006 included a $0.9 million non-cash charge associated with the expensing of stock options as required by SFAS 123R during the quarter. The results for the first quarter of fiscal 2006 also did not include any income tax benefit as a result of the Company’s establishment of a valuation allowance against the Company’s net deferred tax asset. In the first quarter of fiscal 2005, the net loss included a $2.1 million tax benefit.

First quarter net revenue was up 14% to $133.4 million on higher sales in both retail and direct-to-customer channels. Direct-to-customer revenue was up 29% from the first quarter of fiscal 2005 and comparable store sales were up 4% from the prior year quarter. The increase in net revenue also reflects a $2.4 million increase in outlet store sales over the prior year. Outlet store sales are included in retail revenue, but are excluded from comparable store sales. Our operating results improved by 20% as compared to the prior year’s first quarter driven by higher sales and an increase in our gross margins. The increase in gross margin was driven by higher product margins of 220 basis points, a 90 basis point improvement in our supply chain and distribution costs, and a 30 basis point leverage of occupancy costs. Selling, general and administrative expense for the first quarter increased $8.4 million and expressed as a percentage of revenue, was higher than the first quarter of fiscal 2005 by 230 basis points. The increase was driven by higher catalog circulation costs of 150 basis points, an increase in stock-based compensation expense of 50 basis points and a 100 basis point increase in investment spending in new systems and our new concept, which was partially leveraged by 70 basis points of other costs. Due to the expected growth of our direct-to-customer channel as a percentage of our total business mix, we believe that catalog circulation costs will continue to increase to support its growth, thus causing selling, general and administrative costs to continue deleveraging as a percentage of revenue in future quarters.

Our business is highly seasonal, which reflects a general pattern in the retail industry wherein the highest sales and earnings occur during the holiday season. Historically, a significant portion of our sales are in the fiscal fourth quarter. In our peak holiday selling season, we incur significant additional expenses in connection with, among other things, the hiring of additional seasonal employees in our retail stores and the production and mailing of a higher volume of our catalogs.

REVENUE

Retail Net Revenue and Segment Results

	First Quarter Ended
(Dollars in thousands)	April 29, 2006	April 30, 2005
Retail net revenue	$91,060	$84,677
Retail net revenue growth percentage	7.5%	10.0%
Comparable store sales growth	4.0%	5.0%
Income from retail operations	$8,200	$7,115
Income from retail operations—percent of net revenue	9.0%	8.4%
Number of stores at beginning of period	103	102
Number of stores opened	—	—
Number of stores closed	—	—
Number of stores at end of period	103	102
Store selling square feet at end of period	685,672	676,520

Retail net revenue for the first quarter of fiscal 2006 increased by $6.4 million, or 7.5%, as compared to the first quarter of fiscal 2005. The increase is driven by a $4.0 million expansion in retail store sales as well as a $2.4 million increase in revenue generated from outlet stores. At the end of the first quarter of fiscal 2006 we had 7 outlet stores versus 2 in the first quarter of fiscal 2005.

Comparable store sales increased by 4.0% as compared to the first quarter of fiscal 2005. Comparable store sales are defined as sales from stores whose gross square footage did not change by more than 20% in the previous 12 months and which have been open at least 12 full months. Stores generally become comparable in their 14th full month of operation. We believe that comparable store sales is a more useful indicator of store performance than the change in total net revenue, since comparable store sales excludes the effects of changes in the number of stores open. Warehouse sales and outlet revenue is included in retail revenue, but is excluded from our comparable store sales calculation.

Income from operations for the retail segment increased 15% to $8.2 million, or 9.0% of net retail revenue in the first quarter of fiscal 2006, from $7.1 million, or 8.4% of net retail revenue in the first quarter of fiscal 2005. This increase was primarily due to improvements in gross margin, partially offset by an increase in selling, general and administrative expense. Gross margin improved 100 basis points due to an increase in product margin of 190 basis points, partially offset by increases in store occupancy costs of 60 basis points and supply chain and distribution cost of 30 basis points as a percentage of revenue. Product margins improved due to a shift away from lower margin discovery items to higher margin core offerings highlighted by our recent store remodeling and repositioning efforts. Selling, general and administrative expense for the segment increased by 40 basis points, primarily due to an increase in advertising costs to support the increase in sales. Income from operations for the retail segment includes the costs of retail stores less the direct costs of the store field operations.

Direct-to-Customer Net Revenue and Segment Results

	First Quarter Ended
(Dollars in thousands)	April 29, 2006	April 30, 2005
Catalog revenue	$21,910	$18,079
Internet revenue	20,410	14,709
Total direct-to-customer net revenue	$42,320	$32,788
Income from direct-to-customer operations	$7,505	$4,600
Income from direct-to-customer operations—percent of direct-to-customer net revenue	17.7%	14.0%
Growth percentages:
Direct-to-customer net revenue	29%	50%
Number of catalogs mailed	25%	20%
Pages circulated	19%	45%

Direct-to-customer net revenue consists of both catalog and Internet sales. Direct-to-customer net revenue for the first quarter of fiscal 2006 increased $9.5 million, or 29%, as compared to the first quarter of fiscal 2005. The higher sales in the first quarter of fiscal 2006 are primarily the result of a 25% increase in the number of catalogs mailed as well as a 19% increase in pages circulated compared to the first quarter of fiscal 2005. Sales were also positively impacted by the launch of our first category extension late in the quarter, the Restoration Hardware Outdoor catalog. Internet sales grew 39% in the first quarter of fiscal 2006 to $20.4 million, as a result of our website marketing efforts coupled with growing customer familiarity with the Internet and strong customer response to our spring and summer offerings. Catalog sales grew 21% in the first quarter of fiscal 2006 to $21.9 million.

Income from operations for the direct-to-customer segment was $7.5 million, or 17.7% of net direct revenue, in the first quarter of fiscal 2006 as compared to $4.6 million, or 14% of net direct revenue, in the same quarter of the prior fiscal year. This increase of $2.9 million, or 63%, represents a 370 basis point improvement and is primarily the result of a 260 basis point increase in gross margin due to an expansion in product margin of 160 basis points and savings in our supply chain and distribution costs of 100 basis points. Selling, general and administrative expenses leveraged by 110 basis points, primarily due to  higher than expected revenue growth.

EXPENSES

Cost of Revenue and Occupancy Expense

Total cost of revenue and occupancy increased $6.7 million during the first quarter of fiscal 2006 to $88.5 million. As a percentage of net revenue these costs were reduced by 340 basis points to 66.3%, from 69.7% in the first quarter of fiscal 2005. The improvement in gross margin was driven by higher product margins of 220 basis points attributed to the recent strategic repositioning of our product mix, a 90 basis point improvement in our supply chain and distribution costs, and a 30 basis point leverage of occupancy costs.

Selling, General and Administrative Expense

Selling, general and administrative expense for the first quarter increased $8.4 million to $48.4 million and expressed as a percentage of revenue, was higher than the first quarter of fiscal 2005 by 230 basis points at 36.3% of net revenue compared to 34.0% in the same quarter last year. The increase in expense was driven by increased catalog circulation costs expressed as a percent of revenue of 150 basis points, a 50 basis point increase in stock-based compensation expense and a 100 basis point increase in spending on new systems and our new concept which we expect to debut in the third quarter, partially leveraged by 70 basis points of other  costs. We expect that as the direct-to-customer channel revenue grows at a faster rate than retail revenue, the costs of catalog circulation will continue to have the effect of deleveraging selling, general and administrative expense as a percentage of net revenue, as occurred in fiscal 2005 and fiscal 2004.

Interest Expense, Net

Interest expense, net includes interest on borrowings under our revolving credit facility and amortization of debt issuance costs. For the first quarter of fiscal 2006, interest expense, net was $1.4 million, an increase of $0.6 million as compared to $0.8 million for the first quarter of fiscal 2005. The increase was due to an increase in our average debt levels combined with higher borrowing rates.

Income Tax Benefit

During the first quarter of fiscal 2006, the Company recorded income tax expense of $21 thousand compared to an income tax benefit of $2.1 million for the same period in the prior year. The Company’s effective tax rate for the first quarter of fiscal 2006 was a tax expense rate of 0.4% compared to a tax benefit rate of 39.8% for the comparable period in the prior year, primarily due to the full valuation allowance for deferred tax assets in fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

For the first three months of fiscal 2006, net cash used by operating activities was $26.7 million compared to $16.3 million for the first three months of fiscal 2005. The majority of the increase is due to the effect of changes in inventory due to seasonal needs and planned sales growth requirements. The increase in merchandise inventories of $36.0 million in the first three months of fiscal 2006 reflects targeted inventory investments in product categories where we believe we have opportunities to drive higher revenues through improving our in-stock positions in both our retail and direct-to-customer channels. Inventory was also impacted by the launch of our first category extension late in the quarter, the Restoration Hardware Outdoor catalog.

Investing Cash Flows

Net cash used by investing activities was $3.2 million for the first three months of fiscal 2006, an increase of $0.9 million compared to $2.3 million for the first quarter of fiscal 2005. The cash used for investing activities for the first three months of fiscal 2006 primarily related to an increase in capital expenditures associated with our systems infrastructure upgrade, store expansion costs and the opening of an outlet store.

Financing Cash Flows

Net cash provided by financing activities was $30.1 million for the first three months of fiscal 2006, compared to $18.7 million for the first three months of fiscal 2005. Substantially all of the net cash provided by financing activities resulted from an increase in net borrowings under our revolving credit facility.

As of April 29, 2006, $88.1 million was outstanding under our revolving credit facility, net of unamortized debt issuance costs of $0.8 million, and there was $11.3 million in letters of credit outstanding. Borrowings made under the revolving credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin. As of April 29, 2006, the bank’s reference rate was 7.75% and the LIBOR plus margin rate was 6.4%. Borrowings that are incremental advances under the revolving credit facility are subject to interest at the bank’s reference rate plus a margin or LIBOR plus a higher margin. The availability of credit at any given time under the revolving credit facility is limited by reference to a borrowing base formula (which includes an adjustment to the advance rate against eligible inventory and eligible accounts receivables for incremental advances as described above) based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and reserves established by the agent of the revolving credit facility. As a result of the borrowing base formula and the other terms and conditions of the credit facility, the actual borrowing availability under the facility could be less than the stated amount of the facility reduced by the actual borrowings and outstanding letters of credit. As of April 29, 2006, we had availability under the facility of $18.4 million.

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

We currently believe that our cash flows from operations and funds available under our revolving credit facility will satisfy our expected working capital and capital requirements, for at least the next 12 months. However, the weakening of, or other adverse developments concerning our sales performance or adverse developments concerning the availability of credit under our revolving credit facility due to covenant limitations or other factors could limit the overall availability of funds to us. We may not have successfully anticipated our future capital needs or the timing of such needs and we may need to raise additional funds in order to take advantage of unanticipated opportunities. We also may need to raise additional funds to respond to changing business conditions or unanticipated competitive pressures. However, should the need arise, additional sources of financing may not be available or, if available, may not be on terms favorable to our stockholders or us. If we fail to raise sufficient funds, we may be required to delay or abandon some of our planned future expenditures or aspects of our current operations. For more information, please see the section ”Risk Factors,” , in particular the sections “We are dependent on external funding sources, including the terms of our revolving credit facility, which may not make available to us sufficient funds when we need them,” and “Because our business requires a substantial level of liquidity, we are dependent upon a revolving credit facility with certain restrictive covenants that limit our flexibility.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, for the year ended January 28, 2006, have not changed materially during the first quarter ended April 29, 2006.

Item 4. Controls and Procedures.

As of April 29, 2006, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of April 29, 2006 were effective. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information in this Quarterly Report on Form 10-Q, the factors and risks listed below, among others, could affect our future performance and should be carefully considered in evaluating our outlook. There were no material changes in these risk factors from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

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

In addition, a material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise trends and consumer demands could cause us to close underperforming stores. While we believe that we benefit in the long run financially by closing underperforming stores and reducing nonproductive costs, the closure of such stores would subject us to additional increased short-term costs including, but not limited to, employee severance costs, charges in connection with the impairment of assets and costs associated with the disposition of outstanding lease obligations. At April 29, 2006, we did not expect, and therefore did not reserve for, any store closures.

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

A variety of factors affect our comparable store sales including, among other things, the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise mix, promotional events, the impact of competition, the timing of delivery of orders and our ability to execute our business strategy efficiently. Our comparable store sales increased 4% in the first quarter 2006. Past comparable store sales results may not be indicative of future results. As a result, the unpredictability of our comparable store sales may cause our revenue and operating results to vary from quarter to quarter, and an unanticipated decline in comparable store sales may cause our stock price to fluctuate.

We depend on a number of key vendors to supply our merchandise and provide critical services, and the loss of any one of our key vendors may result in a loss of sales revenue and significantly harm our operating results.

We make merchandise purchases from over 140 vendors. Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. Our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have limited the distribution of their merchandise in the past. We have no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products, and any vendor or distributor could discontinue selling to us at any time. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future, or be able to develop relationships with new vendors to expand our offerings or replace discontinued vendors. Our inability to acquire suitable merchandise in the future or the loss of one or more key vendors and our failure to replace any one or more of them may have a material adverse effect on our business, results of operations and financial condition.

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

As of April 29, 2006, we had approximately 3,600 full and part-time employees, and while we believe our relations with our employees are generally good, we cannot predict the effect that any future organizational activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations and increases in our labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

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

Our revolving credit facility also contains a clause which allows our lenders to forego additional advances should they determine there has been a material adverse change in our operations, business, properties, assets, liabilities, condition or prospects or a condition or event that is reasonably likely to result in a material adverse change in our financial position or prospects reasonably likely to result in a material adverse effect on our business, condition (financial or otherwise), operations, performance or properties taken as a whole. However, our lenders have not notified us of any indication that a material adverse effect exists at April 29, 2006 or that a material adverse change has occurred. We believe that no material adverse change has occurred and we believe that we will continue to borrow on the line of credit subject to its terms and conditions of availability in order to fund our operations over the term of the revolving credit facility which expires in June 2009. We do not anticipate any changes in our business practices that would result in any determination that there has been a material adverse effect in our operations, business, properties, assets, liabilities, condition or prospects. However, we cannot be certain that our lenders will not make such a determination in the future.

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

During first quarter fiscal year 2006, we purchased approximately 65% of our merchandise directly from vendors located abroad. As an importer, our future success will depend in large measure upon our ability to maintain our existing foreign supplier relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them. Additionally, many of our imported products are subject to existing duties, tariffs and quotas that may limit the quantity of some types of goods which we may import into the United States of America. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the United States of America, changes in import duties, tariffs and quotas, loss of “most favored nation” trading status by the United States of America in relation to a particular foreign country, work stoppages including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States of America, freight cost increases, economic uncertainties, including inflation, foreign government regulations, and political unrest and trade restrictions, including the United States of America retaliating   against protectionist foreign trade practices. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political, financial or other instabilities that are particular to their home countries, including without limitation local acts of terrorism or economic, environmental or health and welfare-related crises, which may in turn result in limitations or temporary or permanent halts to their operations, restrictions on the transfer of goods or funds and/or other trade disruptions. If any of these or other factors were to render the conduct of business in particular countries undesirable or impractical, our financial condition and results of operations could be materially adversely affected.

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

For first quarter fiscal year 2006, revenue through our direct-to-customer channel grew by 29% as compared to the prior fiscal year. Increased activity in our direct-to-customer business could result in material changes in our operating costs, including increased merchandise inventory costs and costs for paper and postage associated with the distribution and shipping of catalogs and products. Although we intend to attempt to mitigate the impact of these increases by improving sales revenue and efficiencies, we cannot assure you that we will succeed in mitigating expenses with increased efficiency or that cost increases associated with our direct-to-customer business will not have an adverse effect on the profitability of our business. Additionally, while we outsource to a third party the fulfillment of our direct-to-customer division, including customer service and non-furniture distribution, the third party may not have the capacity to accommodate our growth. This lack of capacity may result in delayed customer orders and deficiencies in customer service, both of which may adversely affect our reputation, cause us to lose sales revenue and limit or counter recent growth in our direct-to-customer business.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include without limitation statements relating to our future plans,  statements relating to anticipated future costs and expenses, statements relating to anticipated future revenue growth, statements relating to revenue deferrals into future periods, statements relating to future availability under our revolving credit facility, statements relating to our working capital and capital expenditure needs, statements relating to the anticipated opening of new stores, and other statements containing words such as “believe,” “anticipate,” “expect,” “may,” “intend” and words of similar import or statements of our management’s opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, customer reactions to our current and anticipated merchandising and marketing programs and strategies, timely introduction and customer acceptance of our merchandise, positive customer reaction to our catalog and Internet offerings, revised product mix, prototype stores and core businesses, timely and effective sourcing of our merchandise from our foreign and domestic vendors and delivery of merchandise through our supply chain to our stores and customers, effective inventory and catalog management, actual achievement of cost savings and improvements to operating efficiencies, effective sales performance, the actual impact of key personnel of the Company on the development and execution of our strategies, changes in investor perceptions of the Company, fluctuations in comparable store sales, limitations resulting from restrictive covenants in our credit facility, changes in economic or business conditions in general, changes in political conditions in the United States and abroad in general, changes in product supply, changes in the competitive environment in which we operate, changes in our management information needs, changes in customer needs and expectations, governmental actions, and other factors described above in the section ”Risk Factors.” We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this quarterly report on Form 10-Q.

Item 5. Other Information.

On June 1, 2006, the Compensation Committee of the Board of Directors of the Company established the performance objectives for the award of cash bonuses under the Company’s Management Incentive Plan (the “Plan”) to eligible employees, including the executive officers of the Company, for fiscal year 2006. Under the Plan, if the Company achieves specified results with respect to the Company’s EBT (earnings before taxes) for fiscal year 2006, the Company will fund a bonus pool to be paid to eligible employees. The size of the bonus pool will be determined by the Company’s EBT performance.

The amount that each participant will receive of any bonus pool is a percentage of the participant’s base salary, with the specific amount of such bonus, if any, dependant upon the level of achievement of individual and Company performance goals. For the Company’s President and CEO, the amount received of any such bonus pool will be from 20% of base salary to up to 200% of base salary, with a target bonus amount of 100% of base salary. For the Company’s other executive officers, the amount such officers will receive of any bonus pool ranges from 8% to 10% of base salary to up to 80% to 100% of base salary, with target bonus amounts ranging from 40% to 50% of base salary.

Any bonus payments will be conditional upon the participant’s continued employment by the Company through the bonus payment date and will be pro rated for employees who have served for less than the full fiscal year.

On June 1, 2006, the Compensation Committee also increased Mr. Friedman’s annual base salary to $600,000, effective as of May 1, 2006.

Item 6. Exhibits.

See attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Restoration Hardware, Inc.
Date: June 7, 2006
	By:	/s/ Gary G. Friedman
Gary G. Friedman
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ CHRIS NEWMAN
Chris Newman
Chief Financial Officer
(Principal Financial and Accounting Officer)

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