Form 10-Q
period 2006-07-29
RESTORATION HARDWARE INC
filed 2006-09-07
CIK 863821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2006

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

As of September 1, 2006, 37,954,597 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

FORM 10-Q

FOR THE QUARTER ENDED JULY 29, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	July 29, 2006	January 28, 2006	July 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,084	$1,990	$1,820
Accounts receivable	9,028	5,884	6,579
Merchandise inventories	181,199	158,647	136,952
Prepaid expense and other current assets	17,351	9,590	21,852

Total current assets	208,662	176,111	167,203

Property and equipment, net	90,054	92,360	84,288
Goodwill	4,560	4,560	4,560
Deferred tax assets, net	—	—	18,824
Other assets	1,317	1,237	4,115

Total assets	$304,593	$274,268	$278,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$70,321	$62,818	$58,583
Deferred revenue and customer deposits	12,415	8,304	7,719
Other current liabilities	16,814	17,506	12,471

Total current liabilities	99,550	88,628	78,773
Long-term debt, net of issuance costs	79,432	58,126	48,595
Deferred lease incentives	25,894	27,465	28,409
Deferred rent	20,029	19,866	20,076
Other long-term obligations	1,037	51	46

Total liabilities	225,942	194,136	175,899

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $.0001 par value; 60,000,000 shares authorized; 37,943,048, 37,762,629 and 37,542,096 issued and outstanding at July 29, 2006, January 28, 2006 and July 30, 2005, respectively	4	4	3
Additional paid-in capital	172,263	169,187	168,533
Accumulated other comprehensive income	1,130	1,010	892
Accumulated deficit	(94,746)	(90,069)	(66,337)

Total stockholders’ equity	78,651	80,132	103,091

Total liabilities and stockholders’ equity	$304,593	$274,268	$278,990

See Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Second Quarter		First Six Months
	Fiscal 2006	Fiscal 2005	Fiscal 2006	Fiscal 2005
Net revenue	$179,343	$144,781	$312,723	$262,246
Cost of revenue and occupancy	120,098	101,507	208,593	183,330

Gross profit	59,245	43,274	104,130	78,916
Selling, general and administrative expense	57,138	46,437	105,491	86,423

Income (loss) from operations	2,107	(3,163)	(1,361)	(7,507)
Interest expense, net	(1,739)	(834)	(3,163)	(1,659)

Income (loss) before income taxes	368	(3,997)	(4,524)	(9,166)
Income tax (expense) benefit	(132)	1,535	(153)	3,591

Net income (loss)	$236	$(2,462)	$(4,677)	$(5,575)

Income (loss) per share of common stock, basic and diluted	$0.01	$(0.07)	$(0.12)	$(0.17)

Weighted average shares outstanding, basic	37,884	33,259	37,828	33,185

Weighted average shares outstanding, diluted	38,911	33,259	37,828	33,185

See Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	Fiscal 2006	Fiscal 2005
Cash flows from operating activities:
Net loss	$(4,677)	$(5,575)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	10,571	9,845
Stock-based compensation expense	2,175	—
Changes in operating assets and liabilities:
Accounts receivable	(3,144)	366
Merchandise inventories	(22,552)	7,233
Prepaid expense, deferred tax and other assets	(7,841)	(4,765)
Accounts payable and accrued expenses	7,174	(5,337)
Deferred revenue and customer deposits	4,111	(411)
Other current liabilities	(913)	(2,477)
Deferred rent	163	(245)
Deferred lease incentives and other long-term obligations	(1,571)	(1,956)

Net cash used by operating activities	(16,504)	(3,322)
Cash flows from investing activities:
Capital expenditures	(6,553)	(11,955)

Net cash used by investing activities	(6,553)	(11,955)
Cash flows from financing activities:
Borrowings under line of credit, net	21,334	14,521
Debt issuance costs	(175)	—
Repayments other long-term obligations	(9)	(97)
Issuance of common stock	902	726

Net cash provided by financing activities	22,052	15,150
Effects of foreign currency exchange rate translation	99	43

Net decrease in cash and cash equivalents	(906)	(84)
Cash and cash equivalents:
Beginning of period	1,990	1,904

End of period	$1,084	$1,820

Additional cash flow information:
Cash paid during the period for interest	$2,776	$1,183
Cash paid during the period for income taxes	610	455
Non-cash investing and financing transactions:
Conversion of preferred stock to common stock	$—	$8,331

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Restoration Hardware, Inc., and subsidiaries, (the “Company,” “we,” or “our”) is a specialty retailer of hardware, bathware, furniture, lighting, textiles, accessories and related merchandise that reflects our classic and authentic American point of view. We commenced business in 1979 as a purveyor of fittings and fixtures for older homes. Since then, we have evolved into a unique home furnishings retailer offering consumers an array of distinctive and high quality merchandise. Our merchandise strategy and our stores’ architectural style create a unique and attractive selling environment designed to appeal to an affluent, well educated, 35 to 60 year old customer. Our plan is to fill the void in the marketplace above the current home lifestyle retailers, and below the interior design trade. As of July 29, 2006, the Company operated 103 retail stores and 8 outlet stores in 30 states, the District of Columbia and Canada. In addition to our retail stores, we operate a direct-to-customer (“direct”) sales channel, which includes both Catalog and Internet, and a wholly-owned furniture manufacturer.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared from the Company’s records without audit and, in management’s opinion, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position at July 29, 2006 and July 30, 2005 and the results of operations and changes in cash flows for the six months ended July 29, 2006 and July 30, 2005, respectively. The financial position at January 28, 2006, as presented, has been derived from the Company’s audited Consolidated Financial Statements for the fiscal year then ended.

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

The results of operations for the second quarter and six months ended July 29, 2006 presented in this Form 10-Q are not necessarily indicative of the results to be expected for the full year.

Stock-based Compensation

Effective January 29, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 revised “Share-Based Payment”, (“SFAS 123R”), which establishes accounting for non-cash, stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized over the requisite service period, which for the Company is generally the vesting period.

The Company adopted SFAS 123R using the modified prospective method, under which prior periods are not revised for comparative purposes. For all unvested options outstanding as of January 28, 2006, compensation expense previously measured but unrecognized, will be recognized in the statement of operations over the remaining service period based on the fair value at the original grant date. For equity-based compensation granted subsequent to January 28, 2006, compensation expense, based on the fair value on the date of grant, will be recognized in the statement of operations over the requisite service period.

Consistent with the valuation method previously reflected only in pro forma disclosure as permitted by the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, prior to January 29, 2006, the Company used the Black-Scholes option pricing model to estimate the fair value of stock-based awards under SFAS 123R. The weighted-average estimated fair value of employee stock options granted during the second quarter and first six months ended July 29, 2006 was $4.14 and $3.99 per share respectively. The weighted-average estimated fair value of employee stock options granted during the second quarter and first six months ended July 30, 2005 was $3.05 and $2.97 per share respectively. The fair value of each stock option granted is estimated using the following assumptions:

	Second Quarter Ended		Six Months Ended
	Fiscal 2006	Fiscal 2005	Fiscal 2006	Fiscal 2005
Expected option life from grant date (in years)	4.5	4.5	4.5	4.5
Expected Volatility of stock	74%	52%	74%	52%
Risk-free interest rate	4.99% - 5.22%	4.40%	4.47% - 5.22%	4.40%
Expected Dividend yield	0%	0%	0%	0%

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

In accordance with SFAS 123R, the company adjusts forfeiture estimates based on actual forfeiture experience for all awards with service conditions. The effect of forfeiture adjustments in the second quarter and the six months ended July 29, 2006 is insignificant.

For the second quarter ended July 29, 2006, the Company recorded $0.7 million for stock-based compensation under SFAS 123R, of which $0.5 million was recorded to selling, general and administrative expenses and $0.2 million was recorded to cost of revenue and occupancy. No tax benefits have been recorded due to the Company’s full valuation allowance position.

For the six months ended July 29, 2006, the Company recorded $1.6 million for stock-based compensation under SFAS 123R, of which $1.1 million was recorded to selling, general and administrative expenses and $0.5 million was recorded to cost of revenue and occupancy. No tax benefits have been recorded due to the Company’s full valuation allowance position.

Prior to January 29, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted as it was believed that such awards had no intrinsic value.

The Company completed a voluntary review of its historical stock option practices that was overseen by the Audit Committee of the Board of Directors with the assistance of outside legal counsel. The Company determined that it used incorrect measurement dates with respect to the accounting for certain previously granted stock options, primarily during the years 2002 through 2004 as a result of lapses in documentation and deficiencies in option plan administration controls. Accordingly, the Company recorded a pretax cumulative charge of $0.6 million in the second quarter of fiscal 2006, $0.3 million in selling, general and administrative expenses and $0.3 million in cost of revenue and occupancy, related to certain grants dating back to fiscal 2002 based upon the Company’s determination that such grants had intrinsic value on the applicable measurement dates of the option grants.

Stock-Based Compensation Plans

In April 1998, the Company’s Board of Directors approved the 1998 Stock Incentive Plan (“the 1998 Plan”), which serves as the successor to the Company’s 1995 Stock Option Plan (“the Predecessor Plan”). The 1998 Plan is divided into five separate components: (i) the Discretionary Option Grant Program, (ii) the Stock Issuance Program, (iii) the Salary Investment Option Grant Program, (iv) the Automatic Option Grant Program and (v) the Director Fee Option Grant Program. The Discretionary Option Grant Program and Stock Issuance Program are administered by the Compensation Committee for Section 16 insiders and by a Secondary Committee of the Board of Directors for non-Section 16 insiders. The Director Fee Option Grant Program is not currently in use by the Company.

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

For all options granted under the Discretionary Option Grant Program, the vesting, exercise prices and other terms of the options are fixed by the Compensation Committee or Secondary Committee, as applicable. The Discretionary Option Grant Program and the Automatic Option Grant Program provide for the grant of incentive stock options and non-statutory stock options at exercise prices not less than 100% of the fair market value on the date of grant. Under the Salary Investment Option Grant Program and the Director Fee Option Grant Program, the non-statutory stock options are granted at exercise prices not less than 33 1/3% of the fair market value on the date of grant. These options generally expire ten years from the date of grant and vest ratably either over a one-year period, three-year period or four-year period. The plan administrator shall have the discretion to grant options which are exercisable for unvested shares of common stock. If any such options are exercised before becoming vested, the holder cannot sell or transfer the shares received upon exercise until such shares have vested. If the holder leaves the Company before such shares are fully vested, the Company has the right to repurchase such unvested shares at the holder’s original exercise price.

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

A summary of all employee option activity for the six months ended July 29, 2006 is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 28, 2006	6,696,158	$5.95
Granted	1,694,066	6.59
Exercised	(180,419)	5.00
Forfeited	(349,420)	5.32
Expired	(62,932)	9.14

Outstanding at July 29, 2006	7,797,453	$6.12	7.67	$9,643,515

Vested and Exercisable	3,458,857	$6.07	6.37	$5,859,496

The weighted-average estimated fair value of employee stock options granted during the second quarter and six months ended July 29, 2006 was $4.14 and $3.99 per share, respectively. The weighted-average estimated fair value of employee stock options granted during the second quarter and six months ended July 30, 2005 was $3.05 and $2.97 per share, respectively. Total intrinsic value of options exercised during the second quarter ended July 29, 2006 and July 30, 2005 was $198,337 and $496,260, respectively. As of July 29, 2006, there was approximately $4.1 million of total unrecognized compensation cost. The cost is expected to be recognized over a weighted-average remaining period of 1.67 years.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value provisions of SFAS 123 to share-based compensation for the periods prior to the adoption of SFAS 123R. The share-based compensation amounts presented below have been adjusted to reflect the expected calculation of compensation expense for the periods presented. While the Company correctly disclosed its expected option life from grant date of 4.5 years, the Company erroneously calculated compensation expense in fiscal 2005 based on a 7 year expected option life. The table presented below has been revised from the Company’s previous filing for the second quarter of fiscal 2005.

(Dollars in thousands, except per share data)	Second Quarter Ended Fiscal 2005	Six Months Ended Fiscal 2005
Net loss as reported	$(2,462)	$(5,575)
Add: Stock-based employee compensation expense for all options granted below fair market value included in reported net loss (net of tax)	—	—
Deduct: Compensation expense for all stock-based employee compensation (net of tax) calculated in accordance with the fair value method	(710)	(1,332)

Pro forma net loss	$(3,172)	$(6,907)

Loss per share of common stock:
Basic and diluted, as reported	$(0.07)	$(0.17)
Basic and diluted, pro forma	$(0.10)	$(0.21)

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. The components of comprehensive income (loss) for the second quarters and six months ended July 29, 2006 and July 30, 2005 are as follows:

	Second Quarter Ended		Six Months Ended
(Dollars in thousands)	Fiscal 2006	Fiscal 2005	Fiscal 2006	Fiscal 2005
Components of comprehensive income (loss):
Net income (loss)	$236	$(2,462)	$(4,677)	$(5,575)
Foreign currency translation adjustment	(53)	190	120	80

Total comprehensive income (loss)	$183	$(2,272)	$(4,557)	$(5,495)

2. LONG-TERM DEBT, NET

On June 19, 2006, the Company entered into an agreement (“the Amendment”) to amend its existing revolving credit facility. The Amendment provides for an extension of the maturity date of the revolving credit facility from June 30, 2009 to June 30, 2011 and effects the substitution of Bank of America, N.A. as agent in place of Fleet Retail Group, LLC. The Amendment also includes a number of other changes to the existing facility, including with respect to the definition of EBITDA, to clarify that charges associated with the adoption of SFAS 123R will be eliminated in such calculation, the circumstances in which the fixed charge coverage ratio applies, and the applicable margin added to the interest rate under the facility as more fully described in the Amendment. Other elements of the existing facility remain materially unchanged.

As of July 29, 2006, $79.4 million was outstanding under the Company’s revolving credit facility, net of unamortized debt issuance costs of $0.9 million, and there was $11.0 million in letters of credit outstanding. Borrowings made under the revolving credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin. As of July 29, 2006, the bank’s reference rate was 8.25% and the LIBOR plus margin rate was 7.4%. Borrowings that are incremental advances under the revolving credit facility are subject to interest at the bank’s reference rate plus a margin or LIBOR plus a higher margin. The availability of credit at any given time under the revolving credit facility is limited by reference to a borrowing base formula (which includes an adjustment to the advance rate against eligible inventory and eligible accounts receivables for incremental advances as discussed below) based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and reserves established by the agent of the revolving credit facility. As a result of the borrowing base formula, the actual borrowing availability under the facility could be less than the stated amount of the facility reduced by the actual borrowings and outstanding letters of credit. As of July 29, 2006, the Company had availability under the facility of $36.6 million.

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

3. INCOME TAXES

SFAS 109, “Accounting for Income Taxes” (“SFAS 109”), requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements or tax returns. In estimating future tax consequences, the Company generally takes into account all expected future events then known to it, other than changes in the tax law or rates, which are not permitted to be considered. Accordingly, if needed the Company may record a valuation allowance to reduce net deferred tax assets to the amount that is more likely than not to be realized. The amount of valuation allowance would be based upon management’s best estimate of the recoverability of the net deferred tax assets. While future taxable income and ongoing prudent and feasible tax planning are considered in determining the amount of the valuation allowance, the necessity for an allowance is subject to adjustment in the future. Specifically, in the event the Company were to determine that it would not be able to realize the net deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the net deferred tax assets would decrease income in the period such determination was made. This allowance does not alter the Company’s ability to utilize the underlying tax net operating loss and credit carryforwards in the future, the utilization of which is limited to achieving future taxable income. Accordingly, the Company recorded a full valuation allowance against the net deferred tax assets during fiscal 2005. In the second quarter of fiscal 2006, the Company recorded a tax expense of $0.1 million.

4. EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Basic earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the periods. Diluted earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common stock and potentially dilutive common stock equivalents outstanding during the period. Diluted earnings (loss) per share of common stock reflects the potential dilution that could occur if options to issue common stock were exercised. The following table details potential dilutive effects of the weighted average number of certain common stock equivalents that have been included in the second quarter of fiscal 2006 diluted earnings per share but excluded from diluted loss per share for the second quarter of fiscal 2005 and the first six months of fiscal 2006 and 2005, respectively, because their inclusion would be anti-dilutive as the Company experienced a net loss in the second quarter of fiscal 2005 and first six months of fiscal 2006 and 2005, respectively:

	Second Quarter Ended		Six Months Ended
	Fiscal 2006	Fiscal 2005	Fiscal 2006	Fiscal 2005
Common stock issuable upon conversion of the Series A preferred stock	—	4,260,144	—	4,260,144
Common stock subject to outstanding stock options	1,026,953	1,197,259	841,031	927,947

Total	1,026,953	5,457,403	841,031	5,188,091

The above stock options represent only those stock options whose exercise prices are less than the average market price of the stock for the periods. In addition to the stock options included in the table above, there were an additional 4,066,988 and 2,749,007 stock options for the second quarter of fiscal 2006 and 2005, respectively, and 4,121,158 and 3,758,366 stock options for the six months of fiscal 2006 and 2005, respectively, that were excluded from the table because the option exercise price for those stock options exceeded the average stock price for the period.

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

Financial information for the Company’s business segments is as follows:

	Second Quarter Ended		Six Months Ended
(Dollars in thousands)	Fiscal 2006	Fiscal 2005	Fiscal 2006	Fiscal 2005
Net Revenue:
Retail	$111,428	$101,900	$202,488	$186,576
Direct-to-customer	67,915	42,881	110,235	75,670

Consolidated net revenue	$179,343	$144,781	$312,723	$262,246

	Second Quarter Ended		Six Months Ended
	Fiscal 2006	Fiscal 2005	Fiscal 2006	Fiscal 2005
Income (loss) from operations:
Retail	$12,797	$8,554	$20,997	$15,669
Direct-to-customer	13,482	6,442	20,987	11,042
Unallocated	(24,172)	(18,159)	(43,345)	(34,218)

Consolidated income (loss) from operations	$2,107	$(3,163)	$(1,361)	$(7,507)

6. COMMITMENTS AND CONTINGENCIES

The Company is a party from time to time to various legal claims, actions and complaints. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, the Company’s management currently believes that disposition of any such matters will not have a material adverse effect on the Company’s Condensed Consolidated Financial Statements.

7. NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an Interpretation of SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on the Condensed Consolidated Financial Statements.

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

As of July 29, 2006, we operated 103 stores and 8 outlet stores in 30 states, the District of Columbia and Canada. In addition to our retail stores, we operate a direct-to-customer (“direct”) sales channel that includes both catalog and Internet.

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

•	Strengthen the supply chain. In 2005, we made progress on improving our in-stock position in key categories. Additionally, we began work on upgrading the systems and processes for placing and fulfilling customer orders. In 2006, we are continuing this work with the implementation of store order terminals and the first phase of new warehouse systems.

The three primary priorities for 2005 have continued in 2006. In the first quarter, we launched our first category extension, the Restoration Hardware Outdoor Catalog. This is the first phase of our strategic efforts to extend the Restoration Hardware brand. We are pleased with the market’s acceptance of the Outdoor Catalog and will introduce our second category extension this holiday, the Restoration Hardware Gift Catalog. Supported by a unique assortment and fresh merchandising approach, the Gift Catalog, as well as a supporting web experience, will be an important addition to our holiday business.

In the third quarter of fiscal 2006, we plan to launch a new brand, Brocade Home. Brocade Home is a fashion home brand targeted at the broader value market with a unique and feminine point of view. The brand launches with a catalog this fall, and our plan is to develop a multi-channel retailing platform over the next several years. Brocade Home’s website is located at www.brocadehome.com.

During the first six months of fiscal 2006 we opened the last two of our eight outlet stores. We have no current plans to open additional stores or to close any stores in fiscal 2006. On an ongoing basis we evaluate stores for closure based on performance. While we do not currently have any reserves established for store closures, we periodically make judgments about which stores we should close and which stores we should continue to operate. A material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise trends and consumer demands may cause us to close additional under-performing stores.

The following table sets forth for the periods indicated the amount and percentage of net revenue represented by certain line items in our Condensed Consolidated Statement of Operations.

(Dollars in thousands, except per share data)	Second Quarter Ended Fiscal 2006	% of Net Revenue	Second Quarter Ended Fiscal 2005	% of Net Revenue	Six Months Ended Fiscal 2006	% of Net Revenue	Six Months Ended Fiscal 2005	% of Net Revenue
Retail net revenue	$111,428	62.1%	$101,900	70.4%	$202,488	64.7%	$186,576	71.1%
Direct-to-customer net revenue	67,915	37.9	42,881	29.6	110,235	35.3	75,670	28.9

Net revenue	179,343	100.0	144,781	100.0	312,723	100.0	262,246	100.0
Cost of revenue and occupancy	120,098	67.0	101,507	70.1	208,593	66.7	183,330	69.9

Gross profit	59,245	33.0	43,274	29.9	104,130	33.3	78,916	30.1
Selling, general and administrative expense	57,138	31.8	46,437	32.1	105,491	33.7	86,423	33.0

Income (loss) from operations	2,107	1.2	(3,163)	(2.2)	(1,361)	(0.4)	(7,507)	(2.9)
Interest expense, net	(1,739)	(1.0)	(834)	(0.6)	(3,163)	(1.0)	(1,659)	(0.6)

Income (loss) before income taxes	368	0.2	(3,997)	(2.8)	(4,524)	(1.4)	(9,166)	(3.5)
Income tax (expense) benefit	(132)	(0.1)	1,535	1.1	(153)	(0.1)	3,591	1.4

Net income (loss)	$236	0.1	$(2,462)	(1.7)	$(4,677)	(1.5)	$(5,575)	(2.1)

Income (loss) per share of common stock—basic & diluted	$0.01		$(0.07)		$(0.12)		$(0.17)

Income (Loss) from Operations and Net Income (Loss)

Income from operations improved to $2.1 million for the second quarter of fiscal 2006 as compared to a loss from operations of $3.2 million for the second quarter of fiscal 2005. Net income was $0.2 million ($0.01 per share) for the second quarter of fiscal 2006, compared to a net loss of $2.5 million ($0.07 per share) for the second quarter of fiscal 2005. The results for the second quarter of fiscal 2006 also included a $0.7 million non-cash charge associated with the expensing of stock options as required by SFAS 123R and did not include a federal income tax provision due to U.S. losses incurred for the year-to-date period and the valuation allowance against the company’s net deferred tax asset. In the second quarter of fiscal 2005, the net loss included a $1.5 million benefit.

During the second quarter of 2006, we also completed a voluntary review of our historical stock option practices that was overseen by the Audit Committee of our Board of Directors with the assistance of outside legal counsel. We determined that incorrect measurement dates were used with respect to the accounting for certain previously granted stock options, primarily during the years 2002 through 2004 as a result of lapses in documentation and deficiencies in option plan administration controls. The cumulative impact of the errors resulted in an additional non-cash compensation charge of $0.6 million, which has been taken in the second quarter of fiscal 2006. The cumulative charge was reported in the current period since the amount of the stock option compensation expense attributable to each of the previous periods was not material to any previously reported historical period and is not expected to be material to the current fiscal year.

Currently, we are assessing the impact, if any, of negative tax consequences that might arise for employees as a result of this matter. We may decide to compensate employees for any such negative tax consequences that have arisen. Any such compensation that we may elect to make to the employees for any negative tax effects would be recorded at the time that a decision is made as to this matter. The potential tax consequences may be affected by the issuance of final regulations related to Section 409A of the Internal Revenue Code expected to be issued by the Department of Treasury later this year.

Loss from operations improved to $1.4 million for the first six months of fiscal 2006 as compared to a loss from operations of $7.5 million for the first six months of fiscal 2005. Net loss was $4.7 million ($0.12 per share) for the first six months of fiscal 2006, compared to a net loss of $5.6 million ($0.17 per share) for the first six months of fiscal 2005. The results for the first six months of fiscal 2006 included a $1.6 million non-cash charge associated with the expensing of stock options as required by SFAS 123R and the additional $0.6 million non-cash cumulative stock option charge described above. The results for the first six months of fiscal 2006 also did not include any federal income tax provision due to U.S. losses for the year-to-date period and the valuation allowance against the Company’s net deferred tax asset. In the first six months of fiscal 2005, the net loss included a $3.6 million tax benefit.

Net Revenue, Gross Profit and Selling, General & Administrative Expense

Second quarter net revenue was up 24% to $179.3 million on higher sales in retail and direct-to-customer segments. Comparable store sales increased 4.3% over the prior year quarter and direct-to-customer revenue was up 58%. Growth in the direct-to-customer channel was driven by the increased circulation from the launch of the Restoration Hardware Outdoor Catalog in the first and second quarters.

Our operating results improved by $5.3 million as compared to the prior year’s second quarter driven by higher sales and increase in our gross margins. Total cost of revenue and occupancy increased $18.6 million during the second quarter of fiscal 2006 to $120.1 million. As a percentage of net revenue these costs were reduced by 310 basis points to 67.0%, from 70.1% in the second quarter of fiscal 2005. The improvement in gross margin was driven by higher product margins of 280 basis points attributed to the recent strategic repositioning of our product mix and reduction in our occupancy costs as a percentage of net revenue. These amounts were partially offset by an increase in supply chain and distribution costs.

Selling, general and administrative expense for the second quarter increased $10.7 million but expressed as a percentage of revenue, was lower than the second quarter of fiscal 2005 by 30 basis points. The decrease in expense expressed as a percentage of revenue was driven primarily by a store fixture write-off that occurred last year and was associated with our store remodel effort, offset by a non-cash charge associated with the expensing of stock options as required by SFAS 123R, investments in our supply chain and Brocade Home initiatives and increased catalog costs as the mix of direct-to-customer revenue increased to 38% of the business from 30% last year.

For the first six months, net revenue was up 19% to $312.7 million on higher sales in the retail and direct-to-customer segments. Comparable store sales increased 4.1% from the prior year same quarter and direct-to-customer revenue was up 46% from the first six months of fiscal 2005. Growth in the direct-to-customer channel was driven by the increased circulation from the launch of the Restoration Hardware Outdoor Catalog in the first and second quarters.

Our operating results improved by $6.1 million as compared to the prior year’s first six months driven by higher sales and an increase in our gross margins. Total cost of revenue and occupancy increased $25.3 million during the first six months of fiscal 2006 to $208.6 million. As a percentage of net revenue these costs were reduced by 320 basis points to 66.7%, from 69.9% in the first six months of fiscal 2005. The improvement in gross margin was driven by higher product margins of 250 basis points attributed to the recent strategic repositioning of our product mix and a reduction of occupancy costs as a percentage of net revenue.

Selling, general and administrative expense for the first six months increased $19.1 million and expressed as a percentage of revenue, was higher than the second quarter of fiscal 2005 by 70 basis points. The increase was primarily driven by higher catalog circulation costs of 200 basis points, offset by a $1.6 million, non-cash charge associated with remodeling efforts in the prior year period. The increase in catalog circulation costs was driven by the higher direct-to-customer segment growth rate. Due to the expected growth of our direct-to-customer channel as a percentage of our total business mix, we believe that catalog circulation costs will continue to increase to support its growth, thus causing total company selling, general and administrative costs to continue deleveraging as a percentage of revenue in future quarters.

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

Retail Net Revenue and Segment Results

	Second Quarter Ended		Six Months Ended
(Dollars in thousands)	Fiscal 2006	Fiscal 2005	Fiscal 2006	Fiscal 2005
Retail net revenue	$111,428	$101,900	$202,488	$186,576
Retail net revenue growth percentage	9.4%	10.0%	8.5%	10.0%
Comparable store sales growth	4.3%	5.6%	4.1%	5.3%
Income from retail operations	$12,797	$8,554	$20,997	$15,669
Income from retail operations—percent of retail net revenue	11.5%	8.4%	10.4%	8.4%
Number of stores at beginning of period	103	102	103	102
Number of stores opened	—	—	—	—
Number of stores closed	—	—	—	—

Number of stores at end of period	103	102	103	102

Store selling square feet at end of period	686,649	676,520	686,323	676,520

Retail net revenue for the second quarter of fiscal 2006 increased by $9.5 million, or 9.4%, as compared to the second quarter of fiscal 2005. The increase is driven by a $4.1 million, or 4.3% increase in comparable store sales, a $3.3 million increase in revenue generated from outlet stores sales and a $1.3 million increase in warehouse sales over the same period last year. Outlet store and warehouse sales are included in retail revenue, but are excluded from comparable store sales. The growth in comparable store sales for the second quarter of fiscal 2006 was primarily driven by a 31% increase in average retail dollars per transaction combined with a decrease in total retail transactions of approximately 20% reflecting the changes in our merchandising strategy. In the second quarter of fiscal 2006 we had eight outlet stores versus three in the second quarter of fiscal 2005.

Retail net revenue for the first six months of fiscal 2006 increased by $15.9 million, or 8.5%, as compared to the first six months of fiscal 2005. The increase is primarily driven by a $7.4 million, or 4.1% increase in comparable store sales, as well as a $6.9 million increase in revenue generated from outlet stores. Comparable store sales are defined as sales from stores whose gross square footage did not change by more than 20% in the previous 12 months and which have been open at least 12 full months. Stores generally become comparable in their 14th full month of operation. We believe that comparable store sales is a more useful indicator of store performance than the change in total net revenue, since comparable store sales excludes the effects of changes in the number of stores open. Warehouse sales and outlet revenue is included in retail revenue, but is excluded from our comparable store sales calculation.

Income from operations for the retail segment increased to $12.8 million, or 11.5% of net retail revenue in the second quarter of fiscal 2006, from $8.6 million, or 8.4% of net retail revenue in the second quarter of fiscal 2005. Income from operations for the retail segment includes the costs of retail stores less the direct costs of the store field operations. The increase in income from operations was primarily due to higher sales coupled with improvements in selling, general and administrative expense. Gross margin improved 70 basis points due to an increase in product margin, partially offset by increases in store occupancy costs and supply chain and distribution cost as a percentage of revenue. Product margins improved due to the continued shift away from lower margin discovery items to higher margin core offerings highlighted by our recent store remodeling and repositioning efforts. Selling, general and administrative expense for the segment decreased by 240 basis points when expressed as a percentage of revenue, primarily due to the $1.6 million non-cash charge associated with remodeling efforts in the prior year period and lower payroll costs as a percentage of revenue.

Income from operations for the retail segment increased to $21.0 million, or 10.4% of net retail revenue in the first six months of fiscal 2006, from $15.7 million, or 8.4% of net retail revenue in the first six months of fiscal

2005. Income from operations for the retail segment includes the costs of retail stores less the direct costs of the store field operations. The increase was primarily due to revenue growth combined with improvements in both gross margin and selling, general and administrative expense. Gross margin improved 90 basis points due to an increase in product margin, partially offset by increases in store occupancy costs and supply chain and distribution cost as a percentage of revenue. Product margins improved due to a shift away from lower margin discovery items to higher margin core offerings highlighted by our recent store remodeling and repositioning efforts. Selling, general and administrative expense for the segment decreased by 110 basis points when expressed as a percentage of revenue, primarily due to a $1.6 million non-cash charge to remove store fixtures as part of our remodel in the first six months of fiscal 2005 as well as lower payroll costs as a percentage of revenue.

Direct-to-Customer Net Revenue and Segment Results

	Second Quarter Ended		Six Months Ended
(Dollars in thousands)	Fiscal 2006	Fiscal 2005	Fiscal 2006	Fiscal 2005
Catalog revenue	$34,926	$22,674	$56,836	$40,754
Internet revenue	32,989	20,207	53,399	34,916

Total direct-to-customer net revenue	$67,915	$42,881	$110,235	$75,670

Income from direct-to-customer operations	$13,482	$6,442	$20,987	$11,042
Income from direct-to-customer operations—percent of direct-to-customer net revenue	19.9%	15.0%	19.0%	14.6%
Growth percentages:
Direct-to-customer net revenue	58%	50%	46%	50%
Number of catalogs mailed	67%	14%	44%	16%
Pages circulated	46%	50%	37%	48%

Direct-to-customer net revenue consists of both catalog and Internet sales. Direct-to-customer net revenue for the second quarter of fiscal 2006 increased $25.0 million, or 58%, as compared to the second quarter of fiscal 2005. The higher sales in the second quarter of fiscal 2006 are primarily the result of a 67% increase in the number of catalogs mailed as well as a 46% increase in pages circulated compared to the second quarter of fiscal 2005. Internet sales grew 63% in the second quarter to $33.0 million and catalog sales grew 54% in the second quarter to $34.9 million.

Direct-to-customer net revenue for the first six months of fiscal 2006 increased $34.6 million, or 46%, as compared to the first six months of fiscal 2005. For the first six months, the number of catalogs mailed increased by 44% with a 37% increase in pages circulated. Internet sales grew 53% in the first six months of fiscal 2006 to $53.4 million and catalog sales grew 39% in the first six months of fiscal 2006 to $56.8 million.

Revenue growth in the direct-to-customer channel was driven by the increase in circulation from the launch of the Restoration Hardware Outdoor Catalog in the first and second quarters. Internet sales grew in the second quarter and first six months of 2006 as a result of our website marketing efforts coupled with growing customer familiarity with the Internet and strong customer response to our spring, outdoor and summer offerings.

Income from operations for the direct-to-customer segment was $13.5 million, or 19.9% of net direct revenue, in the second quarter of fiscal 2006 as compared to $6.4 million, or 15.0% of net direct revenue, in the same quarter of the prior fiscal year. The increase of $7.0 million represents a 490 basis point improvement when expressed as a percentage of revenue, and is primarily the result of savings in our supply chain and distribution costs attributable to significant efficiencies in customer shipping and improvement of our product margin. Selling, general and administrative expenses leveraged by 50 basis points, primarily due to higher than expected revenue growth.

Income from operations for the direct-to-customer segment was $21.0 million, or 19.0% of net direct revenue, in the first six months of fiscal 2006 as compared to $11.0 million, or 14.6% of net direct revenue, in the first six months of the prior fiscal year. This increase of $9.9 million represents a 440 basis point improvement and is primarily the result of an improvement in supply chain and distribution costs of expansion in product margin. Selling, general and administrative expenses leveraged by 70 basis points, primarily due to higher than expected revenue growth.

Interest Expense, Net

Interest expense, net includes interest on borrowings under our revolving credit facility and amortization of debt issuance costs. For the second quarter of fiscal 2006, interest expense, net was $1.7 million, an increase of $0.9 million as compared to $0.8 million for the second quarter of fiscal 2005. For the first six months of fiscal 2006, interest expense, net was $3.2 million, an increase of $1.5 million as compared to $1.7 million for the first six months of fiscal 2005. The increase in expense was due to higher average debt levels combined with increased borrowing rates.

Income Tax Expense (Benefit)

During the second quarter of fiscal 2006, the Company recorded income tax expense of $132 thousand compared to an income tax benefit of $1.5 million for the same period in the prior year. For the first six months of fiscal 2006, the Company recorded income tax expense of $153 thousand compared to an income tax benefit of $3.6 million for the first six months of fiscal 2005. The Company’s effective tax rate for the first six months of fiscal 2006 was a tax expense rate of 3% compared to a tax benefit rate of 39% for the comparable period in the prior year, primarily due to the full valuation allowance for deferred tax assets in the fourth quarter of fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

For the first six months of fiscal 2006, net cash used by operating activities was $16.5 million compared to $3.3 million for the first six months of fiscal 2005. The majority of the increase is due to the effect of changes in inventory due to seasonal needs and planned sales growth requirements. The increase in cash usage associated with merchandise inventories of $22.6 million in the first six months of fiscal 2006 reflects targeted inventory investments in product categories where we believe we have opportunities to drive higher revenues through improving our in-stock positions in both our retail and direct-to-customer channels. Inventory was also impacted by the launch of our second category extension late in the first quarter, the Restoration Hardware Outdoor catalog. The increase in operating cash usage was partially offset by a $7.2 million increase in accounts payable and accrued expenses in support of increased sales and merchandise inventory.

Investing Cash Flows

Net cash used by investing activities was $6.6 million for the first six months of fiscal 2006, a decrease of $5.4 million compared to $12.0 million for the second quarter of fiscal 2005. The reduction in cash used for investing activities for the first six months of fiscal 2006 relates primarily to the store remodeling efforts that began in the second quarter of fiscal 2005. In fiscal 2005 we reconfigured our stores to appropriately present our repositioned lighting and window treatment categories.

Financing Cash Flows

Net cash provided by financing activities was $22.1 million for the first six months of fiscal 2006, compared to $15.2 million for the first six months of fiscal 2005. Substantially all of the net cash provided by financing activities resulted from an increase in net borrowings under our revolving credit facility.

As of July 29, 2006, $79.4 million was outstanding under our revolving credit facility, net of unamortized debt issuance costs of $0.9 million, and there was $11.0 million in letters of credit outstanding. Borrowings made under the revolving credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin. As of July 29, 2006, the bank’s reference rate was 8.25% and the LIBOR plus margin rate was 7.4%. Borrowings that are incremental advances under the revolving credit facility are subject to interest at the bank’s reference rate plus a margin or LIBOR plus a higher margin. The availability of credit at any given time under the revolving credit facility is limited by reference to a borrowing base formula (which includes an adjustment to the advance rate against eligible inventory and eligible accounts receivables for incremental advances as discussed below) based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and reserves established by the agent of the revolving credit facility. As a result of the borrowing base formula and the other terms and conditions of the credit facility, the actual borrowing availability under the facility could be less than the stated amount of the facility reduced by the actual borrowings and outstanding letters of credit. As of July 29, 2006, we had availability under the facility of $36.6 million.

The revolving credit facility contains various restrictive covenants, including limitations on the ability to make liens, make investments, sell assets, incur additional debt, merge, consolidate or acquire other businesses, pay dividends and other distributions, and enter into transactions with affiliates. The revolving credit facility does not contain any other significant financial or coverage ratio covenants unless we take advantage of the incremental advance provision and availability under the revolving credit facility is less than 10%. If we do receive an advance under the incremental advance provision and if the remaining availability for additional borrowing under the facility is less than 10% of the applicable borrowing base for the line of credit at the time, we are required to maintain a fixed charge coverage. The revolving credit facility also does not require that we repay all borrowings for a prescribed “clean-up” period each year.

We currently believe that our cash flows from operations and funds available under our revolving credit facility will satisfy our expected working capital and capital requirements, for at least the next 12 months. However, the weakening of, or other adverse developments concerning our sales performance or adverse developments concerning the availability of credit under our revolving credit facility due to covenant limitations or other factors could limit the overall availability of funds to us. We may not have successfully anticipated our future capital needs or the timing of such needs and we may need to raise additional funds in order to take advantage of unanticipated opportunities. We also may need to raise additional funds to respond to changing business conditions or unanticipated competitive pressures. However, should the need arise, additional sources of financing may not be available or, if available, may not be on terms favorable to our stockholders or us. If we fail to raise sufficient funds, we may be required to delay or abandon some of our planned future expenditures or aspects of our current operations. For more information, please see the section “Risk Factors,” , in particular the sections “We are dependent on external funding sources, including the terms of our revolving credit facility, which may not make available to us sufficient funds when we need them,” and “Because our business requires a substantial level of liquidity, we are dependent upon a revolving credit facility with certain restrictive covenants that limit our flexibility.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, for the year ended January 28, 2006, have not changed materially during the second quarter ended July 29, 2006.

Item 4.	Controls and Procedures.

As of July 29, 2006, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of July 29, 2006 were effective. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

In addition, a material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise trends and consumer demands could cause us to close underperforming stores. While we believe that we benefit in the long run financially by closing underperforming stores and reducing nonproductive costs, the closure of such stores would subject us to additional increased short-term costs including, but not limited to, employee severance costs, charges in connection with the impairment of assets and costs associated with the disposition of outstanding lease obligations. At July 29, 2006, we did not expect, and therefore did not reserve for, any store closures.

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

A variety of factors affect our comparable store sales including, among other things, the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise mix, promotional events, the impact of competition, the timing of delivery of orders and our ability to execute our business strategy efficiently. Our comparable store sales increased 4.3% in the second quarter 2006. Past comparable store sales results may not be indicative of future results. As a result, the unpredictability of our comparable store sales may cause our revenue and operating results to vary from quarter to quarter, and an unanticipated decline in comparable store sales may cause our stock price to fluctuate.

We depend on a number of key vendors to supply our merchandise and provide critical services, and the loss of any one of our key vendors may result in a loss of sales revenue and significantly harm our operating results.

We make merchandise purchases from over 148 vendors. Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. Our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have limited the distribution of their merchandise in the past. We have no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products, and any vendor or distributor could discontinue selling to us at any time. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future, or be able to develop relationships with new vendors to expand our offerings or replace discontinued vendors. Our inability to acquire suitable merchandise in the future or the loss of one or more key vendors and our failure to replace any one or more of them may have a material adverse effect on our business, results of operations and financial condition.

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

As of July 29, 2006, we had approximately 3,600 full and part-time employees, and while we believe our relations with our employees are generally good, we cannot predict the effect that any future organizational activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations and increases in our labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

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

Our revolving credit facility also contains a clause which allows our lenders to forego additional advances should they determine there has been a material adverse change in our operations, business, properties, assets, liabilities, condition or prospects or a condition or event that is reasonably likely to result in a material adverse change in our financial position or prospects reasonably likely to result in a material adverse effect on our business, condition (financial or otherwise), operations, performance or properties taken as a whole. However, our lenders have not notified us of any indication that a material adverse effect exists at July 29, 2006 or that a material adverse change has occurred. We believe that no material adverse change has occurred and we believe that we will continue to borrow on the line of credit subject to its terms and conditions of availability in order to fund our operations over the term of the revolving credit facility which expires in June 2011. We do not anticipate any changes in our business practices that would result in any determination that there has been a material adverse effect in our operations, business, properties, assets, liabilities, condition or prospects. However, we cannot be certain that our lenders will not make such a determination in the future.

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

During second quarter fiscal year 2006, we purchased approximately 69% of our merchandise directly from vendors located abroad. As an importer, our future success will depend in large measure upon our ability to maintain our existing foreign supplier relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them. Additionally, many of our imported products are subject to existing duties, tariffs and quotas that may limit the quantity of some types of goods which we may import into the United States of America. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the United States of America, changes in import duties, tariffs and quotas, loss of “most favored nation” trading status by the United States of America in relation to a particular foreign country, work stoppages including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States of America, freight cost increases, economic uncertainties, including inflation, foreign government regulations, and political unrest and trade restrictions, including the United States of America retaliating against protectionist foreign trade practices. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political, financial or other instabilities that are particular to their home countries, including without limitation local acts of terrorism or economic, environmental or health and welfare-related crises, which may in turn result in limitations or temporary or permanent halts to their operations, restrictions on the transfer of goods or funds and/or other trade disruptions. If any of these or other factors were to render the conduct of business in particular countries undesirable or impractical, our financial condition and results of operations could be materially adversely affected.

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

For second quarter fiscal year 2006, revenue through our direct-to-customer channel grew by 58% as compared to the prior fiscal year. Increased activity in our direct-to-customer business could result in material changes in our operating costs, including increased merchandise inventory costs and costs for paper and postage associated with the distribution and shipping of catalogs and products. Although we intend to attempt to mitigate the impact of these increases by improving sales revenue and efficiencies, we cannot assure you that we will succeed in mitigating expenses with increased efficiency or that cost increases associated with our direct-to-customer business will not have an adverse effect on the profitability of our business. Additionally, while we outsource to a third party the fulfillment of our direct-to-customer division, including customer service and non-furniture distribution, the third party may not have the capacity to accommodate our growth. This lack of capacity may result in delayed customer orders and deficiencies in customer service, both of which may adversely affect our reputation, cause us to lose sales revenue and limit or counter recent growth in our direct-to-customer business.

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

We held our 2006 annual meeting of stockholders on July 19, 2006. The following proposals were voted on by our stockholders and the results of each proposal are as follows:

Proposal I:

The following individuals were elected by holders of our common stock, voting as a single class, as our Class II directors to serve for a three-year term until the 2009 annual meeting of stockholders or until their successors are duly elected and qualified:

	Votes For	Votes Withheld	Abstain	Broker Non-Votes
Robert E. Camp	32,636,731	0	906,715	0
M. Ann Rhoades	33,239,851	0	303,595	0

Proposal II:

The ratification of the selection of Deloitte & Touche LLP as our registered independent public accountants for the fiscal year ending February 3, 2007:

Votes For	Votes Against	Abstain	Broker Non-Votes
32,092,331	19,456	1,431,659	0

Item 6.	Exhibits.

See attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Restoration Hardware, Inc.
Date: September 7, 2006

	By:	/s/ GARY G. FRIEDMAN
Gary G. Friedman
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ CHRIS NEWMAN
Chris Newman
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ VIVIAN MACDONALD
Vivian Macdonald
Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION
3.1	Second Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to exhibit number 3.1 of the Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on October 24, 2001)

3.2	Amended and Restated Bylaws, as amended to date (incorporated by reference to exhibit number 3.2 of Form 10-Q for the quarterly period ended October 31, 1998 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 15, 1998)

3.3	Certificate of Designation of Series A and Series B Preferred Stock (incorporated by reference to exhibit number 4.6 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.45	Employment Offer Letter, dated May 5, 2006, from Restoration Hardware, Inc. to Ken Dunaj

10.46	Employment Offer Letter, dated June 2, 2006, from Restoration Hardware, Inc. to Vivian Macdonald

10.47	Letter Agreement, dated June 5, 2006, between Restoration Hardware, Inc. and Bonnie McConnell-Orofino

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer