Form 10-Q
period 2006-10-28
RESTORATION HARDWARE INC
filed 2006-12-07
CIK 863821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006

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

As of December 1, 2006, 38,722,420 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 28, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	October 28, 2006	January 28, 2006	October 29, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,639	$1,990	$3,635
Accounts receivable	12,068	5,884	9,415
Merchandise inventories	217,668	158,647	164,138
Prepaid expense and other current assets	20,327	9,590	21,363

Total current assets	251,702	176,111	198,551

Property and equipment, net	89,187	92,360	90,157
Goodwill	4,560	4,560	4,560
Deferred tax assets, net	376	—	18,582
Other assets	1,445	1,237	7,237

Total assets	$347,270	$274,268	$319,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$81,935	$62,818	$66,126
Deferred revenue and customer deposits	12,910	8,304	11,778
Other current liabilities	18,372	17,506	13,092

Total current liabilities	113,217	88,628	90,996
Long-term debt, net of issuance costs	110,941	58,126	79,578
Deferred lease incentives	24,717	27,465	28,445
Deferred rent	19,796	19,866	20,064
Other long-term obligations	1,002	51	40

Total liabilities	269,673	194,136	219,123

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $.0001 par value; 60,000,000 shares authorized; 38,698,544, 37,762,629 and 37,726,029 issued and outstanding at October 28, 2006, January 28, 2006 and October 29, 2005, respectively	4	4	4
Additional paid-in capital	176,897	169,187	169,492
Accumulated other comprehensive income	1,150	1,010	1,015
Accumulated deficit	(100,454)	(90,069)	(70,547)

Total stockholders’ equity	77,597	80,132	99,964

Total liabilities and stockholders’ equity	$347,270	$274,268	$319,087

See Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Third quarter Ended		Nine months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net revenue	$157,073	$128,402	$469,796	$390,648
Cost of revenue and occupancy	103,232	84,033	311,825	267,363

Gross profit	53,841	44,369	157,971	123,285
Selling, general and administrative expense	57,545	50,302	163,036	136,725

Loss from operations	(3,704)	(5,933)	(5,065)	(13,440)
Interest expense, net	(2,119)	(1,164)	(5,282)	(2,823)

Loss before income taxes	(5,823)	(7,097)	(10,347)	(16,263)
Income tax benefit (expense)	115	2,887	(38)	6,478

Net loss	$(5,708)	$(4,210)	$(10,385)	$(9,785)

Loss per share of common stock, basic and diluted	$(0.15)	$(0.11)	$(0.27)	$(0.28)

Weighted average shares outstanding, basic and diluted	38,311	37,648	37,989	34,673

See Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	October 28, 2006	October 29, 2005
Cash flows from operating activities:
Net loss	$(10,385)	$(9,785)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	15,956	12,616
Net loss on disposal of property and equipment	27	1,624
Stock-based compensation expense	3,053	—
Deferred income taxes	(376)	—
Changes in operating assets and liabilities:
Accounts receivable	(6,184)	(1,372)
Merchandise inventories	(59,021)	(19,953)
Prepaid expense, deferred tax and other assets	(10,945)	(6,918)
Accounts payable and accrued expenses	18,255	2,206
Deferred revenue and customer deposits	4,606	3,648
Other current liabilities	878	(1,856)
Deferred rent	(70)	(257)
Deferred lease incentives and other long-term obligations	(2,748)	(3,018)

Net cash used by operating activities	(46,954)	(23,065)
Cash flows from investing activities:
Capital expenditures	(10,861)	(22,036)
Proceeds from sale of property and equipment	464	—

Net cash used by investing activities	(10,397)	(22,036)
Cash flows from financing activities:
Borrowings under line of credit, net	52,792	45,428
Debt issuance costs	(175)	—
Repayments of capital leases and other long-term obligations	(343)	(103)
Issuance of common stock	4,658	1,448

Net cash provided by financing activities	56,932	46,773
Effects of foreign currency exchange rate translation	68	59

Net (decrease) increase in cash and cash equivalents	(351)	1,731
Cash and cash equivalents:
Beginning of period	1,990	1,904

End of period	$1,639	$3,635

Additional cash flow information:
Cash paid during the period for interest	$2,206	$2,044
Cash paid during the period for income taxes	1,213	624
Non-cash investing and financing transactions:
Conversion of preferred stock to common stock	$—	$8,331
Tenant improvement allowance receivable	—	1,098

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Restoration Hardware, Inc., and subsidiaries, (the “Company,” “we,” or “our”) is a specialty retailer of hardware, bathware, furniture, lighting, textiles, accessories and related merchandise. As of October 28, 2006, the Company operated 103 retail stores and 8 outlet stores in 30 states, the District of Columbia and Canada. In addition to our retail stores, we operate a direct-to-customer (“direct”) sales channel, which includes both Catalog and Internet, and a wholly-owned furniture manufacturer.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared from the Company’s records without audit and, in management’s opinion, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position at October 28, 2006 and October 29, 2005 and the results of operations and changes in cash flows for the nine months ended October 28, 2006 and October 29, 2005, respectively. The financial position at January 28, 2006, as presented, has been derived from the Company’s audited Consolidated Financial Statements for the fiscal year then ended.

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

The results of operations for the third quarter and nine months ended October 28, 2006 presented in this Form 10-Q are not necessarily indicative of the results to be expected for the full year.

Stock-based Compensation

Effective January 29, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R revised “Share-Based Payment”, (“SFAS 123R”), which establishes accounting for non-cash, stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized over the requisite service period, which for the Company is generally the vesting period.

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

Consistent with the valuation method previously reflected only in pro forma disclosure as permitted by the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, prior to January 29, 2006, the Company used the Black-Scholes option pricing model to estimate the fair value of stock-based awards under SFAS 123R. The weighted-average estimated fair value of employee stock options granted during the third quarter and nine months ended October 28, 2006 was $4.87 and $4.11 per share respectively. The weighted-average estimated fair value of employee stock options granted during the third quarter and nine months ended October 29, 2005 was $3.17 and $2.98 per share respectively. The fair value of each stock option granted is estimated using the following assumptions:

	Third quarter Ended		Nine months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Expected option life from grant date (in years)	4.5	4.5	4.5	4.5
Expected Volatility of stock	72%	52%	72-74%	52%
Risk-free interest rate	4.50% - 4.91%	4.40%	4.47% - 5.22%	4.40%
Expected Dividend yield	0%	0%	0%	0%

Expected option life: The Company’s expected option life from grant date represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and historical option exercise behavior and employee turnover.

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

In accordance with SFAS 123R, the Company adjusts forfeiture estimates based on actual forfeiture experience for all awards with service conditions. The effect of forfeiture adjustments in the third quarter and the nine months ended October 28, 2006, is insignificant.

For the third quarter ended October 28, 2006, the Company recorded $0.9 million for stock-based compensation under SFAS 123R, of which $0.7 million was recorded to selling, general and administrative expenses and $0.2 million was recorded to cost of revenue and occupancy. For the nine months ended October 28, 2006, the Company recorded $2.5 million for stock-based compensation under SFAS 123R, of which $1.8 million was recorded to selling, general and administrative expenses and $0.7 million was recorded to cost of revenue and occupancy. No tax benefits have been recorded due to the Company’s full valuation allowance position.

Prior to January 29, 2006, the Company accounted for stock options according to the provisions of APB 25 and related interpretations, and therefore no related compensation expense was recorded for awards granted as it was believed that such awards had no intrinsic value.

During the nine months ended October 28, 2006, the Company completed a voluntary review of its historical stock option practices that was overseen by the Audit Committee of the Board of Directors with the assistance of outside legal counsel. The Company determined that it used incorrect measurement dates with respect to the accounting for certain previously granted stock options, primarily during the years 2002 through 2004 as a result of lapses in documentation and deficiencies in option plan administration controls. Accordingly, the Company recorded a pretax cumulative charge of $0.6 million in the nine months ended October 28, 2006, $0.3 million in selling, general and administrative expenses and $0.3 million in cost of revenue and occupancy, related to certain grants dating back to fiscal 2002 based upon the Company’s determination that such grants had intrinsic value on the applicable measurement dates of the option grants.

The Company is currently assessing the impact, if any, of negative tax consequences that might arise for employees as a result of this matter. The Company may decide to compensate employees for any such negative tax consequences that have arisen. Any such compensation that the Company may elect to make to the employees for any negative tax effects would be recorded at the time that a decision is made as to this matter. The potential tax consequences may be affected by the issuance of final regulations related to Section 409A of the Internal Revenue Code expected to be issued by the Department of Treasury during 2007.

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

A summary of all employee option activity for the nine months ended October 28, 2006 is set forth below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 28, 2006	6,696,158	$5.95
Granted	1,953,066	6.80
Exercised	(935,915)	4.96
Forfeited	(991,605)	5.67
Expired	(97,276)	9.00

Outstanding at October 28, 2006	6,624,428	$6.34	7.53	$23,065,697

Vested and Exercisable	2,824,767	$6.33	6.03	$10,606,239

The weighted-average estimated fair value of employee stock options granted during the third quarter and nine months ended October 28, 2006 was $4.87 and $4.11 per share, respectively. The weighted-average estimated fair value of employee stock options granted during the third quarter and nine months ended October 29, 2005 was $3.17 and $2.98 per share, respectively. Total intrinsic value of options exercised during the third quarter ended October 28, 2006 and October 29, 2005 was $2,027,164 and $608,961, respectively. As of October 28, 2006, there was approximately $3.8 million of total unrecognized compensation cost. The cost is expected to be recognized over a weighted-average remaining vesting period of 1.57 years.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value provisions of SFAS 123 to share-based compensation for the periods prior to the adoption of SFAS 123R. The share-based compensation amounts presented below have been adjusted to reflect the expected calculation of compensation expense for the periods presented. While the Company correctly disclosed its expected option life from grant date of 4.5 years, the Company erroneously calculated compensation expense in fiscal 2005 based on a 7 year expected option life. The table presented below has been revised from the Company’s previous filing for the third quarter of fiscal 2005.

(Dollars in thousands, except per share data)	Third quarter Ended October 29, 2005	Nine months Ended October 29, 2005
Net loss as reported	$(4,210)	$(9,785)
Add: Stock-based employee compensation expense for all options granted below fair market value included in reported net loss (net of tax)	—	—
Deduct: Compensation expense for all stock-based employee compensation (net of tax) calculated in accordance with the fair value method	(318)	(1,628)

Pro forma net loss	$(4,528)	$(11,413)

Loss per share of common stock:
Basic and diluted, as reported	$(0.11)	$(0.28)
Basic and diluted, pro forma	$(0.12)	$(0.33)

Comprehensive Loss

Comprehensive loss consists of net loss and foreign currency translation adjustments. The components of comprehensive loss for the third quarters and nine months ended October 28, 2006 and October 29, 2005, respectively, are as follows:

	Third quarter Ended		Nine months Ended
(Dollars in thousands)	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Components of comprehensive loss:
Net loss	$(5,708)	$(4,210)	$(10,385)	$(9,785)
Foreign currency translation adjustment	20	123	140	203

Total comprehensive loss	$(5,688)	$(4,087)	$(10,245)	$(9,582)

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

As of October 28, 2006, $110.9 million was outstanding under the Company’s revolving credit facility, net of unamortized debt issuance costs of $0.9 million, and there was $11.3 million in letters of credit outstanding. Borrowings made under the revolving credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin. As of October 28, 2006, the bank’s reference rate was 8.25% and the LIBOR plus margin rate was 6.8%. Borrowings that are incremental advances under the revolving credit facility are subject to interest at the bank’s reference rate plus a margin or LIBOR plus a higher margin. The availability of credit at any given time under the revolving credit facility is limited by reference to a borrowing base formula (which includes an adjustment to the advance rate against eligible inventory and eligible accounts receivables for incremental advances as discussed below) based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and reserves established by the agent of the revolving credit facility. As a result of the borrowing base formula, the actual borrowing availability under the facility could be less than the stated amount of the facility reduced by the actual borrowings and outstanding letters of credit. As of October 28, 2006, the Company had availability under the facility of $25.6 million.

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

3. INCOME TAXES

SFAS 109, “Accounting for Income Taxes” (“SFAS 109”), requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements or tax returns. In estimating future tax consequences, the Company generally takes into account all expected future events then known to it, other than changes in the tax law or rates, which are not permitted to be considered. Accordingly, if needed the Company may record a valuation allowance to reduce net deferred tax assets to the amount that is more likely than not to be realized. The amount of valuation allowance would be based upon management’s best estimate of the recoverability of the net deferred tax assets. While future taxable income and ongoing prudent and feasible tax planning are considered in determining the amount of the valuation allowance, the necessity for an allowance is subject to adjustment in the future. Specifically, in the event the Company were to determine that it would not be able to realize the net deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the net deferred tax assets would decrease income in the period such determination was made. This allowance does not alter the Company’s ability to utilize the underlying tax net operating loss and credit carryforwards in the future, the utilization of which is limited to achieving future taxable income. Accordingly, the Company recorded a full valuation allowance against the net deferred tax assets during fiscal 2005. In the third quarter of fiscal 2006, the Company reversed the $0.4 million valuation allowance associated with its wholly owned Canadian subsidiary. The Company believes that the deferred tax assets for Canada are now realizable on a more likely than not basis and has accordingly reversed the valuation allowance. In the third quarter of fiscal 2006, the Company recorded a net tax benefit of $0.1 million.

4. LOSS PER SHARE OF COMMON STOCK

Basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods. Diluted loss per share of common stock is computed by dividing net loss by the weighted average number of common stock and potentially dilutive common stock equivalents outstanding during the period. Diluted loss per share of common stock reflects the potential dilution that could occur if options to issue common stock were exercised. The following table details potential dilutive effects of the weighted average number of certain common stock equivalents that have been excluded from diluted loss per share of common stock, because their inclusion would be anti-dilutive as the Company experienced a net loss in each of the third quarters and first nine months of fiscal 2006 and 2005, respectively:

	Third quarter Ended		Nine months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Common stock issuable upon conversion of the Series A preferred stock	—	—	—	2,840,096
Common stock subject to outstanding stock options	1,227,503	904,026	972,290	863,690

Total	1,227,503	904,026	972,290	3,703,786

The above stock options represent only those stock options whose exercise prices are less than the average market price of the stock for the periods. In addition to the stock options included in the table above, there were an additional 3,077,190 and 3,955,642 stock options for the third quarter of fiscal 2006 and 2005, respectively, and 3,799,737 and 3,988,461 stock options for the nine months of fiscal 2006 and 2005, respectively, that were excluded from the table because the option exercise price for those stock options exceeded the average stock price for the period.

5. SEGMENT REPORTING

The Company classifies its business interests into two identifiable segments: retail and direct-to-customer. The retail segment includes all revenue and expenses associated with the Company’s retail locations. The direct-to-customer segment includes all revenue and expenses associated with catalog and Internet revenue, including Brocade Home. The Company also has a wholly owned furniture manufacturing company located in Sacramento, California, The Michaels Furniture Company, Inc. (“Michaels”). Michael’s revenue is recorded as either retail revenue or direct-to-customer revenue based on the channel in which the sale was initiated. Management decisions on resource allocation and performance assessment are made based on these two identifiable segments. The Company evaluates performance and allocates resources based on results from operations, which excludes certain unallocated costs. Certain segment information, including segment assets, asset expenditures and related depreciation expense, is not presented as all of the Company’s assets are commingled and are not available by segment.

Financial information for the Company’s business segments is as follows:

	Third quarter Ended		Nine months Ended
(Dollars in thousands)	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net Revenue:
Retail	$100,059	$92,256	$302,547	$278,832
Direct-to-customer	57,014	36,146	167,249	111,816

Consolidated net revenue	$157,073	$128,402	$469,796	$390,648

	Third quarter Ended		Nine months Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Income (loss) from operations:
Retail	$7,402	$7,617	$28,399	$23,286
Direct-to-customer	7,560	2,683	28,547	13,725
Unallocated	(18,666)	(16,233)	(62,011)	(50,451)

Consolidated loss from operations	$(3,704)	$(5,933)	$(5,065)	$(13,440)

6. COMMITMENTS AND CONTINGENCIES

The Company is a party from time to time to various legal claims, actions and complaints. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, the Company’s management currently believes that disposition of any such matters will not have a material adverse effect on the Company’s Condensed Consolidated Financial Statements.

7. NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensuses reached by the Emerging Issues Task Force (“EITF”) in Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation). Issue No. 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer including sales, use, value added and some excise taxes. We present such taxes on a net basis (excluded from revenues and costs). The adoption of Issue No. 06-3, which is effective for interim and annual reporting periods beginning after December 15, 2006, will have no impact on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an Interpretation of SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on the Condensed Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company does not believe the adoption of SFAS No. 157 will have a material impact on the Company’s operating results or financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our Company, Restoration Hardware, Inc. (Nasdaq: RSTO), together with our subsidiaries, is a specialty retailer of high quality bathware, hardware, lighting, furniture, textiles, accessories and gifts that reflect our classic and authentic American point of view. We commenced business in 1979 as a purveyor of fittings and fixtures for older homes. Since then, we have evolved into a unique home furnishings retailer offering consumers an array of distinctive and high quality merchandise. We market our merchandise through retail locations, mail order catalogs and on the Internet at www.restorationhardware.com.

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

As of October 28, 2006, we operated 103 stores and 8 outlet stores in 30 states, the District of Columbia and Canada. In addition to our retail stores, we operate a direct-to-customer (“direct”) sales channel that includes both catalog and Internet.

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

The three primary priorities for 2005 continue to be our focus in 2006. In the first quarter, we launched the first phase of our strategic efforts to extend the Restoration Hardware brand, the Restoration Hardware Outdoor Catalog, our first category extension. We are pleased with the market’s acceptance of the Outdoor Catalog. We introduced our second category extension in the third quarter, the Restoration Hardware Gift Catalog. Supported by a unique assortment and fresh merchandising approach, the Gift Catalog, as well as a supporting web experience, is an important addition to our holiday business.

In the third quarter of fiscal 2006, we also launched a new brand, Brocade Home. Brocade Home is a fashion home brand targeted at the broader value market with a unique and feminine point of view. The brand has been launched with a catalog, and our plan is to develop a multi-channel retailing platform over the next several years. Brocade Home’s website is located at www.brocadehome.com.

During the first nine months of fiscal 2006 we opened the last two of our eight outlet stores. We have no current plans to open additional stores or to close any stores in fiscal 2006. On an ongoing basis we evaluate stores for closure based on performance. While we do not currently have any reserves established for store closures, we periodically make judgments about which stores we should close and which stores we should continue to operate. A material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise trends and consumer demands may cause us to close additional under-performing stores.

The following table sets forth for the periods indicated the amount and percentage of net revenue represented by certain line items in our Condensed Consolidated Statement of Operations.

(Dollars in thousands, except per share data)	Third Quarter Ended Fiscal 2006	% of Net Revenue	Third Quarter Ended Fiscal 2005	% of Net Revenue	Nine Months Ended Fiscal 2006	% of Net Revenue	Nine Months Ended Fiscal 2005	% of Net Revenue
Retail net revenue	$100,059	63.7%	$92,256	71.8%	$302,547	64.4%	$278,832	71.4%
Direct-to-customer net revenue	57,014	36.3	36,146	28.2	167,249	35.6	111,816	28.6

Net revenue	157,073	100.0	128,402	100.0	469,796	100.0	390,648	100.0
Cost of revenue and occupancy	103,232	65.7	84,033	65.4	311,825	66.4	267,363	68.4

Gross profit	53,841	34.3	44,369	34.6	157,971	33.6	123,285	31.6
Selling, general and administrative expense	57,545	36.7	50,302	39.2	163,036	34.7	136,725	35.0

Loss from operations	(3,704)	(2.4)	(5,933)	(4.6)	(5,065)	(1.1)	(13,440)	(3.4)
Interest expense, net	(2,119)	(1.3)	(1,164)	(0.9)	(5,282)	(1.1)	(2,823)	(0.8)

Loss before income taxes	(5,823)	(3.7)	(7,097)	(5.5)	(10,347)	(2.2)	(16,263)	(4.2)
Income tax benefit (expense)	115	0.1	2,887	2.2	(38)	(0.0)	6,478	1.7

Net Loss	$(5,708)	(3.6)	$(4,210)	(3.3)	$(10,385)	(2.2)	$(9,785)	(2.5)

Loss per share of common stock—basic & diluted	$(0.15)		$(0.11)		$(0.27)		$(0.28)

Loss from Operations and Net Loss

Loss from operations improved to $3.7 million for the third quarter of fiscal 2006 as compared to a loss from operations of $5.9 million for the third quarter of fiscal 2005. Net loss was $5.7 million ($0.15 per share) for the third quarter of fiscal 2006, compared to a net loss of $4.2 million ($0.11 per share) for the third quarter of fiscal 2005. The results for the third quarter of fiscal 2006 also included a $0.9 million non-cash charge associated with the expensing of stock options as required by SFAS 123R and did not include a federal income tax provision due to U.S. losses incurred for the year-to-date period and the valuation allowance against the Company’s net deferred tax asset. In the third quarter of fiscal 2005, the net loss included a $2.9 million tax benefit.

Loss from operations decreased to $5.1 million for the first nine months of fiscal 2006 as compared to a loss from operations of $13.4 million for the first nine months of fiscal 2005. Net loss was $10.4 million ($0.27 per share) for the first nine months of fiscal 2006, compared to a net loss of $9.8 million ($0.28 per share) for the first nine months of fiscal 2005. The results for the first nine months of fiscal 2006 included a $2.5 million non-cash charge associated with the expensing of stock options as required by

SFAS 123R and the additional $0.6 million non-cash cumulative stock option charge described below. The results for the first nine months of fiscal 2006 also did not include any federal income tax provision due to U.S. losses for the year-to-date period and the valuation allowance against the Company’s net deferred tax asset. In the first nine months of fiscal 2005, the net loss included a $6.5 million tax benefit.

During the second quarter of 2006, we completed a voluntary review of our historical stock option practices that was overseen by the Audit Committee of our Board of Directors with the assistance of outside legal counsel. We determined that incorrect measurement dates were used with respect to the accounting for certain previously granted stock options, primarily during the years 2002 through 2004 as a result of lapses in documentation and deficiencies in option plan administration controls. The cumulative impact of the errors resulted in an additional non-cash compensation charge of $0.6 million, which was taken in the second quarter of fiscal 2006. The cumulative charge was reported in the second quarter of fiscal 2006 since the amount of the stock option compensation expense attributable to each of the previous periods was not material to any previously reported historical period and is not expected to be material to the current fiscal year.

Currently, we are assessing the impact, if any, of negative tax consequences that might arise for employees as a result of this matter. We may decide to compensate employees for any such negative tax consequences that have arisen. Any such compensation that we may elect to make to the employees for any negative tax effects would be recorded at the time that a decision is made as to this matter. The potential tax consequences may be affected by the issuance of final regulations related to Section 409A of the Internal Revenue Code expected to be issued by the Department of Treasury during 2007.

Net Revenue, Gross Profit and Selling, General & Administrative Expense

Third quarter net revenue was up 22% to $157.1 million on higher sales in retail and direct-to-customer segments. Comparable store sales increased 3.9% over the prior year quarter and direct-to-customer revenue was up 58%. Growth in the direct-to-customer channel was partially driven by increased catalog circulation in the third quarter.

Our operating results improved by $2.2 million as compared to the prior year’s third quarter driven by higher sales. Total cost of revenue and occupancy increased $19.2 million during the third quarter of fiscal 2006 to $103.2 million. As a percentage of net revenue these costs increased by 30 basis points to 65.7%, from 65.4% in the third quarter of fiscal 2005. The reduction in gross margin was a result of lower product margins that resulted from a higher than planned mix of promotional selling partially offset by a reduction in our occupancy costs as a percentage of net revenue.

Selling, general and administrative expense for the third quarter increased $7.2 million but expressed as a percentage of revenue, was lower than the third quarter of fiscal 2005 by 250 basis points. The decrease in expense expressed as a percentage of revenue was primarily driven by the level of revenue growth, significant leverage of catalog amortization, and leverage of store payroll. This leverage was somewhat offset by the expense associated with SFAS 123R of 50 basis points and the investment spending in our new brand and our supply chain and systems infrastructure of 90 basis points.

For the first nine months, net revenue was up 20% to $469.8 million on higher sales in the retail and direct-to-customer segments. Comparable store sales increased 4.1% from the prior year and direct-to-customer revenue was up 50% from the first nine months of fiscal 2005. Growth in the direct-to-customer channel was driven by the increased circulation from the launch of the Restoration Hardware Outdoor Catalog.

Our operating results improved by $8.4 million as compared to the prior year’s first nine months driven by higher sales and an increase in our gross margins. Total cost of revenue and occupancy increased $44.5 million during the first nine months of fiscal 2006 to $311.8 million. As a percentage of net revenue these costs were reduced by 200 basis points to 66.4%, from 68.4% in the first nine months of fiscal 2005. The improvement in gross margin was driven by higher product margins of 90 basis points attributed to the recent strategic repositioning of our product mix and a reduction of occupancy costs as a percentage of net revenue.

Selling, general and administrative expense for the first nine months increased $26.3 million and expressed as a percentage of revenue, was lower than fiscal 2005 by 30 basis points. The improvement was primarily driven by a $1.6 million, non-cash charge associated with remodeling efforts in the prior year period. Due to the expected growth of our direct-to-customer channel as a percentage of our total business mix, we believe that catalog circulation costs will continue to increase to support its growth, thus causing total company selling, general and administrative costs to deleverage as a percentage of revenue in future quarters.

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

Retail Net Revenue and Segment Results

	Third quarter Ended		Nine months Ended
(Dollars in thousands)	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Retail net revenue	$100,059	$92,256	$302,547	$278,832
Retail net revenue growth percentage	8%	3%	9%	8%
Comparable store sales growth	3.9%	(2.1)%	4.1%	2.7%
Income from retail operations	$7,402	$7,617	$28,399	$23,286
Income from retail operations—percent of retail net revenue	7.4%	8.3%	9.4%	8.4%
Number of stores at beginning of period	103	102	103	102
Number of stores opened	—	—	—	—
Number of stores closed	—	—	—	—

Number of stores at end of period	103	102	103	102

Store selling square feet at end of period	687,625	676,520	687,625	676,520

Retail net revenue for the third quarter of fiscal 2006 increased by $7.8 million, or 8%, as compared to the third quarter of fiscal 2005. The increase is driven by a $3.4 million, or 3.9%, increase in comparable store sales, a $3.2 million increase in revenue generated from outlet stores sales and a $1.2 million increase in non-comparable store sales over the same period last year. Outlet store and warehouse sales are included in retail revenue, but are excluded from comparable store sales. The growth in comparable store sales for the third quarter of fiscal 2006 was primarily driven by an 11% increase in average retail dollars per transaction combined with a decrease in total retail transactions of approximately 7% reflecting the changes in our merchandising strategy. In the third quarter of fiscal 2006 we had eight outlet stores versus five in the third quarter of fiscal 2005.

Retail net revenue for the first nine months of fiscal 2006 increased by $23.7 million, or 9%, as compared to the first nine months of fiscal 2005. The increase is primarily driven by a $10.8 million, or 4.1% increase in comparable store sales, as well as a $10.1 million increase in revenue generated from outlet stores. Comparable store sales are defined as sales from stores which have been open for at least 12 months and whose selling square footage did not change by more than 20% in the previous 12 months. We also exclude stores that are closed for over 30 days. These stores are excluded from comparable store sales from the date of remodeling until the first full month after reopening. We believe that comparable store sales is a more useful indicator of store performance than the change in total net revenue, since comparable store sales excludes the effects of changes in the number of stores open. Warehouse sales and outlet revenue is included in retail revenue, but is excluded from our comparable store sales calculation.

Income from operations for the retail segment decreased to $7.4 million, or 7.4% of net retail revenue, in the third quarter of fiscal 2006, from $7.6 million, or 8.3% of net retail revenue, in the third quarter of fiscal 2005. Income from operations for the retail segment includes the costs of retail stores less the direct costs of the store field operations. The decrease in income from operations was driven by gross margin rate erosion offset by leverage of selling, general, and administrative costs. Gross margin declined 300 basis points as a result of lower product margins somewhat offset by a leverage of supply chain costs. Selling, general and administrative expense for the segment decreased by 210 basis points when expressed as a percentage of revenue, primarily due to lower payroll and advertising costs as a percentage of revenue.

Income from operations for the retail segment increased to $28.4 million, or 9.4% of net retail revenue, in the first nine months of fiscal 2006, from $23.3 million, or 8.4% of net retail revenue, in the first nine months of fiscal 2005. Income from operations for the retail segment includes the costs of retail stores less the direct costs of the store field operations. The increase was primarily due to revenue growth combined with improvements in selling, general and administrative expense. Gross margin decreased 50 basis points primarily due to an increase in store occupancy costs as a percentage of revenue. Selling, general and administrative expense for the segment decreased by 150 basis points when expressed as a percentage of revenue, primarily due to a $1.6 million non-cash charge to remove store fixtures as part of our remodel in the first nine months of fiscal 2005 as well as lower payroll costs as a percentage of revenue.

Direct-to-Customer Net Revenue and Segment Results

	Third quarter Ended		Nine months Ended
(Dollars in thousands)	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Catalog revenue	$32,794	$19,216	$89,630	$59,970
Internet revenue	24,220	16,930	77,619	51,846

Total direct-to-customer net revenue	$57,014	$36,146	$167,249	$111,816

Income from direct-to-customer operations	$7,560	$2,683	$28,547	$13,725
Income from direct-to-customer operations—percent of direct-to-customer net revenue	13.3%	7.4%	17.1%	12.3%
Growth percentages:
Direct-to-customer net revenue	58%	27%	50%	42%
Number of catalogs mailed	15%	—%	36%	10%
Pages circulated	8%	19%	23%	34%

Direct-to-customer net revenue consists of both catalog and Internet sales. Direct-to-customer net revenue for the third quarter of fiscal 2006 increased $20.9 million, or 58%, as compared to the third quarter of fiscal 2005. The higher sales in the third quarter of fiscal 2006 are the result of increases in circulation and pages circulated and are influenced by the summer and fall catalogs which were mailed in both the second and third quarters. For the combined second and third quarters, the increase in catalogs mailed was 40% and pages circulated increased by 24%. Internet sales grew 43% in the third quarter to $24.2 million and catalog sales grew 71% in the third quarter to $32.8 million.

Direct-to-customer net revenue for the first nine months of fiscal 2006 increased $55.4 million, or 50%, as compared to the first nine months of fiscal 2005. For the first nine months, the number of catalogs mailed increased by 36% with a 23% increase in pages circulated. Internet sales grew 50% in the first nine months of fiscal 2006 to $77.6 million and catalog sales grew 49% in the first nine months of fiscal 2006 to $89.6 million. Revenue growth in the direct-to-customer channel for the first nine months was driven by the increase in circulation from the launch of the Restoration Hardware Outdoor Catalog and strong customer response to our spring, outdoor and summer offerings.

Income from operations for the direct-to-customer segment was $7.6 million, or 13.3% of net direct revenue, in the third quarter of fiscal 2006 as compared to $2.7 million, or 7.4% of net direct revenue, in the same quarter of the prior fiscal year. The increase of $4.9 million represents a 590 basis point improvement when expressed as a percentage of revenue, and is primarily the result of both gross margin expansion and leverage of selling, general, and administrative costs. Gross margin improved by 40 basis points when expressed as a percentage of revenue due to supply chain leverage, partially offset by lower product margins. Selling, general and administrative expenses leveraged by 550 basis points, primarily due to higher than expected revenue growth and improved catalog productivity.

Income from operations for the direct-to-customer segment was $28.5 million, or 17.1% of net direct revenue, in the first nine months of fiscal 2006 as compared to $13.7 million, or 12.3% of net direct revenue, in the first nine months of the prior fiscal year. This increase of $14.8 million represents a 480 basis point improvement and is primarily the result of a reduction in supply chain and distribution costs when expressed as a percentage of revenue. Selling, general and administrative expenses leveraged by 220 basis points, primarily due to higher than expected revenue growth.

Interest Expense, Net

Interest expense, net includes interest on borrowings under our revolving credit facility and amortization of debt issuance costs. For the third quarter of fiscal 2006, interest expense, net was $2.1 million, an increase of $0.9 million as compared to $1.2 million for the third quarter of fiscal 2005. For the first nine months of fiscal 2006, interest expense, net was $5.3 million, an increase of $2.5 million as compared to $2.8 million for the first nine months of fiscal 2005. The increase in expense was due to higher average debt levels combined with increased borrowing rates.

Income Tax Expense (Benefit)

During the third quarter of fiscal 2006, the Company recorded income tax benefit of $115 thousand compared to an income tax benefit of $2.9 million for the same period in the prior year. For the first nine months of fiscal 2006, the Company recorded income tax expense of $38 thousand compared to an income tax benefit of $6.5 million for the first nine months of fiscal 2005. The Company’s effective tax rate for the first nine months of fiscal 2006 was a tax expense rate of less than one percent compared to a tax benefit rate of 40% for the comparable period in the prior year, primarily due to the full valuation allowance for deferred tax assets recorded in the fourth quarter of fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

For the first nine months of fiscal 2006, net cash used by operating activities was $47.0 million compared to $23.1 million for the first nine months of fiscal 2005. The majority of the increase is due to the effect of changes in inventory due to seasonal needs and planned sales growth requirements. The cash usage associated with merchandise inventories of $59.0 million in the first nine months of fiscal 2006 reflects targeted inventory investments in product categories where we believe we have opportunities to drive higher revenues through improving our in-stock positions in both our retail and direct-to-customer channels. Inventory was also impacted by the launch of the Restoration Hardware Gift Catalog in the third quarter. The operating cash usage was partially offset by $18.3 million provided by accounts payable and accrued expenses in support of increased sales and merchandise inventory.

Investing Cash Flows

Net cash used by investing activities was $10.4 million for the first nine months of fiscal 2006, a decrease of $11.6 million compared to $22.0 million used for fiscal 2005. The reduction in cash used for investing activities for the first nine months of fiscal 2006 relates primarily to the store remodeling efforts that began in the second quarter of fiscal 2005. In fiscal 2005 we reconfigured our stores to appropriately present our repositioned lighting and window treatment categories.

Financing Cash Flows

Net cash provided by financing activities was $56.9 million for the first nine months of fiscal 2006, compared to $46.8 million for the first nine months of fiscal 2005. Substantially all of the net cash provided by financing activities resulted from an increase in net borrowings under our revolving credit facility.

As of October 28, 2006, $110.9 million was outstanding under our revolving credit facility, net of unamortized debt issuance costs of $0.9 million, and there was $11.3 million in letters of credit outstanding. Borrowings made under the revolving credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin. As of October 28, 2006, the bank’s reference rate was 8.25% and the LIBOR plus margin rate was 6.8%. Borrowings that are incremental advances under the revolving credit facility are subject to interest at the bank’s reference rate plus a margin or LIBOR plus a higher margin. The availability of credit at any given time under the revolving credit facility is limited by reference to a borrowing base formula (which includes an adjustment to the advance rate against eligible inventory and eligible accounts receivables for incremental advances as discussed below) based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and reserves established by the agent of the revolving credit facility. As a result of the borrowing base formula and the other terms and conditions of the credit facility, the actual borrowing availability under the facility could be less than the stated amount of the facility reduced by the actual borrowings and outstanding letters of credit. As of October 28, 2006, we had availability under the facility of $25.6 million.

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

Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, for the year ended January 28, 2006, have not changed materially during the third quarter ended October 28, 2006.

Item 4.	Controls and Procedures.

As of October 28, 2006, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of October 28, 2006 were effective. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

In addition, a material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise trends and consumer demands could cause us to close underperforming stores. While we believe that we benefit in the long run financially by closing underperforming stores and reducing nonproductive costs, the closure of such stores would subject us to additional increased short-term costs including, but not limited to, employee severance costs, charges in connection with the impairment of assets and costs associated with the disposition of outstanding lease obligations. At October 28, 2006, we did not expect, and therefore did not reserve for, any store closures.

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

A variety of factors affect our comparable store sales including, among other things, the general retail sales environment, our ability to efficiently source and distribute products, changes in our merchandise mix, promotional events, the impact of competition, the timing of delivery of orders and our ability to execute our business strategy efficiently. Our comparable store sales increased 3.9% in the third quarter 2006. Past comparable store sales results may not be indicative of future results. As a result, the unpredictability of our comparable store sales may cause our revenue and operating results to vary from quarter to quarter, and an unanticipated decline in comparable store sales may cause our stock price to fluctuate.

We depend on a number of key vendors to supply our merchandise and provide critical services, and the loss of any one of our key vendors may result in a loss of sales revenue and significantly harm our operating results.

We make merchandise purchases from over 230 vendors. Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. Our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have limited the distribution of their merchandise in the past. We have no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products, and any vendor or distributor could discontinue selling to us at any time. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future, or be able to develop relationships with new vendors to expand our offerings or replace discontinued vendors. Our inability to acquire suitable merchandise in the future or the loss of one or more key vendors and our failure to replace any one or more of them may have a material adverse effect on our business, results of operations and financial condition.

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

As of October 28, 2006, we had approximately 4,480 full and part-time employees, and while we believe our relations with our employees are generally good, we cannot predict the effect that any future organizational activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations and increases in our labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

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

Our revolving credit facility also contains a clause which allows our lenders to forego additional advances should they determine there has been a material adverse change in our operations, business, properties, assets, liabilities, condition or prospects or a condition or event that is reasonably likely to result in a material adverse change in our financial position or prospects reasonably likely to result in a material adverse effect on our business, condition (financial or otherwise), operations, performance or properties taken as a whole. However, our lenders have not notified us of any indication that a material adverse effect exists at October 28, 2006 or that a material adverse change has occurred. We believe that no material adverse change has occurred and we believe that we will continue to borrow on the line of credit subject to its terms and conditions of availability in order to fund our operations over the term of the revolving credit facility which expires in June 2011. We do not anticipate any changes in our business practices that would result in any determination that there has been a material adverse effect in our operations, business, properties, assets, liabilities, condition or prospects. However, we cannot be certain that our lenders will not make such a determination in the future.

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

During third quarter fiscal year 2006, we purchased approximately 65% of our merchandise directly from vendors located abroad. As an importer, our future success will depend in large measure upon our ability to maintain our existing foreign supplier relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them. Additionally, many of our imported products are subject to existing duties, tariffs and quotas that may limit the quantity of some types of goods which we may import into the United States of America. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the United States of America, changes in import duties, tariffs and quotas, loss of “most favored nation” trading status by the United States of America in relation to a particular foreign country, work stoppages including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States of America, freight cost increases, economic uncertainties, including inflation, foreign government regulations, and political unrest and trade restrictions, including the United States of America retaliating against protectionist foreign trade practices. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political, financial or other instabilities that are particular to their home countries, including without limitation local acts of terrorism or economic, environmental or health and welfare-related crises, which may in turn result in limitations or temporary or permanent halts to their operations, restrictions on the transfer of goods or funds and/or other trade disruptions. If any of these or other factors were to render the conduct of business in particular countries undesirable or impractical, our financial condition and results of operations could be materially adversely affected.

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

For third quarter fiscal year 2006, revenue through our direct-to-customer channel grew by 58% as compared to the prior fiscal year. Increased activity in our direct-to-customer business could result in material changes in our operating costs, including increased merchandise inventory costs and costs for paper and postage associated with the distribution and shipping of catalogs and products. Although we intend to attempt to mitigate the impact of these increases by improving sales revenue and efficiencies, we cannot assure you that we will succeed in mitigating expenses with increased efficiency or that cost increases associated with our direct-to-customer business will not have an adverse effect on the profitability of our business. Additionally, while we outsource to a third party the fulfillment of our direct-to-customer division, including customer service and non-furniture distribution, the third party may not have the capacity to accommodate our growth. This lack of capacity may result in delayed customer orders and deficiencies in customer service, both of which may adversely affect our reputation, cause us to lose sales revenue and limit or counter recent growth in our direct-to-customer business.

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

The success of our business depends to a significant extent upon the level of consumer spending. A number of economic conditions affect the level of consumer spending on merchandise that we offer, including, among other things, the general state of the economy, general business conditions, the level of consumer debt, interest rates, rising oil prices, taxation, housing prices, new construction activity and consumer confidence in future economic conditions. More generally, reduced consumer confidence and spending may result in reduced demand for discretionary items and luxury retail products, such as our products. Reduced consumer confidence and spending also may result in limitations on our ability to increase prices and may require increased levels of selling and promotional expenses. Adverse economic conditions and any related decrease in consumer demand for discretionary items such as those offered by us could have a material adverse effect on our business, results of operations and financial condition.

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
Date: December 7, 2006

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