Form 10-K/A
period 2006-01-28
RESTORATION HARDWARE INC
filed 2007-02-16
CIK 863821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

Restoration Hardware, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-K solely to correct an inadvertent omission in the first paragraph of Item 9A (under the caption “Disclosure Controls and Procedures”) in the Company’s Form 10-K for the fiscal year ended January 28, 2006, which was filed with the Securities and Exchange Commission on April 12, 2006 (the “Original Filing”).

Except for the matters disclosed in the first paragraph of Item 9A and Exhibits 31.1 and 31.2, which are filed herewith pursuant to the requirements of Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K does not modify, amend or update in any way the financial statements or any other item or disclosure in the Original Filing, and this Amendment No. 1 continues to speak as of the date of the Original Filing.

PART II

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of Gary Friedman, our Chief Executive Officer, and Chris Newman, our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal year, January 28, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of January 28, 2006 were effective.

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

Deloitte & Touche LLP, our independent auditors, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is included in their report on page 55 of our Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a) The exhibits filed as part of this annual report on Form 10-K/A are listed in the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESTORATION HARDWARE, INC.

	By:	/s/ Chris Newman
Date: February 16, 2007		Chris Newman
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Ex. No.	Description
3.1	Second Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to exhibit number 3.1 of the Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on October 24, 2001)

3.2	Amended and Restated Bylaws, as amended to date (incorporated by reference to exhibit number 3.2 of Form 10-Q for the quarterly period ended October 31, 1998 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 15, 1998)

3.3	Reference is made to Exhibit 4.5

4.1	Reference is made to Exhibit 3.1

4.2	Reference is made to Exhibit 3.2

4.3	Specimen Common Stock Certificate (incorporated by reference to exhibit number 4.3 of the Registration Statement on Form S-1/A (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 2, 1998)

4.4	Certificate of Designation of Series A and Series B Preferred Stock (incorporated by reference to exhibit number 4.6 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

4.5	Consent and Waiver Regarding Additional Financing (incorporated by reference to exhibit number 10.2 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on May 23, 2001)

4.6	Amended and Restated Letter Agreement, dated as of March 21, 2001, by and among certain holders of Series A preferred stock (incorporated by reference to exhibit number 4.9 of the Registration Statement on Form S-3/A (File No. 333-70624) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on January 4, 2002)

4.7	Amendment to Letter Agreement, effective as of November 1, 2001, by and among certain holders of Series A preferred stock (incorporated by reference to exhibit number 4.10 of the Registration Statement on Form S-3/A (File No. 333-70624) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 3, 2002)

10.1	Form of 1995 Stock Option Plan (incorporated by reference to exhibit number 10.1 of the Registration Statement on Form S-1 (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 24, 1998)

10.2	Form of 1998 Employee Stock Purchase Plan (incorporated by reference to exhibit number 10.3 of the Registration Statement on Form S-1 (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 24, 1998)

10.3	Form of Indemnification Agreement with Officers and Directors (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended April 30, 2005 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 9, 2005)

10.4	Office Lease, dated February 21, 1997, between Restoration Hardware, Inc. and Paradise Point Partners (incorporated by reference to exhibit number 10.10 of the Registration Statement on Form S-1 (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 24, 1998)

10.5	Standard Industrial/Commercial Multi-Tenant Lease-Gross, dated May 12, 1997, between Restoration Hardware, Inc. and Mortimer B. Zuckerman (incorporated by reference to exhibit number 10.11 of the Registration Statement on Form S-1 (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 24, 1998)

10.6	Amended and Restated Investor Rights Agreement, dated as of March 21, 2001, between Restoration Hardware, Inc. and the Series A and B Preferred Stock Investors (incorporated by reference to exhibit number 10.18 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.7	Amended and Restated Series A and B Preferred Stock Purchase Agreement, dated as of March 21, 2001, between Restoration Hardware, Inc. and the Series A and B Preferred Stock Investors (incorporated by reference to exhibit number 10.19 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.8	Offer of Employment Letter for Mr. Gary G. Friedman dated as of March 15, 2001 (incorporated by reference to exhibit number 10.30 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2,
2001)

10.9	Stock Purchase Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 18, 2001 (incorporated by reference to exhibit number 10.33 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.10	Early Exercise Stock Purchase Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 18, 2001 (incorporated by reference to exhibit number 10.34 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.11	Notice of Grant of Stock Option for Gary G. Friedman (incorporated by reference to exhibit number 10.36 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.12	Stock Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 18, 2001 (incorporated by reference to exhibit number 10.37 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.13	Form of Non-Plan Notice of Grant of Stock Option and Stock Option Agreement (incorporated by reference to exhibit number 10.42 of Form 10-Q for the quarterly period ended November 3, 2001 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 18, 2001)

10.14	Letter Agreement between Restoration Hardware, Inc. and certain investors named therein, dated as of August 2, 2002 (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended August 3, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 17, 2002)

10.15	Notice of Grant of Stock Option and Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated March 18, 2001 (incorporated by reference to exhibit number 10.3 of Form 10-Q for the quarterly period ended August 3, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 17, 2002)

10.16	1998 Stock Incentive Plan Amended and Restated on October 9, 2002 (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended November 2, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 23, 2002)

10.17	Seventh Amended and Restated Loan and Security Agreement, dated as of November 26, 2002, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Capital Corporation, and The CIT Group/Business Credit, Inc. (incorporated by reference to exhibit number 99.1 of Form 10-Q for the quarterly period ended November 2, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 23, 2002)

10.18	Amendment No. 1 to the Seventh Amended and Restated Loan and Security Agreement, dated April 28, 2003, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Capital Corporation, and The CIT Group/Business Credit, Inc. (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended August 2, 2003 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 10, 2003)

10.19	Amendment No. 2 to the Seventh Amended and Restated Loan and Security Agreement, dated September 12, 2003, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Capital Corporation, and The CIT Group/Business Credit, Inc. (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended November 1, 2003 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 9, 2003)

10.20	Amendment No. 3 to the Seventh Amended and Restated Loan and Security Agreement, dated November 18, 2003, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Capital Corporation, and The CIT Group/Business Credit, Inc. (incorporated by reference to exhibit number 10.2 of Form 10-Q for the quarterly period ended November 1, 2003 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 9, 2003)

10.21	Employment Offer Letter between Restoration Hardware, Inc. and Patricia McKay, dated October 3, 2003 (incorporated by reference to exhibit number 10.3 of Form 10-Q for the quarterly period ended November 1, 2003 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 9, 2003)

10.22	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and Patricia McKay, dated October 6, 2003 (incorporated by reference to exhibit number 10.4 of Form 10-Q for the quarterly period ended
November 1, 2003 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 9,
2003)

10.23	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and Patricia McKay, dated October 6, 2003 (incorporated by reference to exhibit number 10.5 of Form 10-Q for the quarterly period ended November 1, 2003 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 9, 2003)

10.24	Amendment No. 4 to the Seventh Amended and Restated Loan and Security Agreement, dated March 15, 2004, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Capital Corporation, and The CIT Group/Business Credit, Inc. (incorporated by reference to exhibit number 10.38 of Form 10-K for the year ended January 31, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 12, 2004)

10.25	Full Recourse Promissory Note, dated August 15, 2001, by Jason Camp (incorporated by reference to exhibit number 10.38 of Form 10-K for the year ended January 31, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 12, 2004)

10.26	Form of Notice of Grant of Stock Option and Stock Option Agreement for the Discretionary Option Grant Program under the Restoration Hardware, Inc. 1998 Stock Incentive Plan as Amended and Restated October 9, 2002 (incorporated by reference to exhibit number 10.1 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 9, 2004)

10.27	Form of Notice of Grant of Stock Option, Stock Option Agreement and Early Exercise Stock Purchase Agreement for the Automatic Option Grant Program under the Restoration Hardware, Inc. 1998 Stock Incentive Plan as Amended and Restated October 9, 2002 (incorporated by reference to exhibit number 10.2 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 9, 2004)

10.28	Form of Notice of Grant of Stock Option and Stock Option Agreement for the Director Fee Option Grant Program under the Restoration Hardware, Inc. 1998 Stock Incentive Plan as Amended and Restated October 9, 2002 (incorporated by reference to exhibit number 10.3 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 9, 2004)

10.29	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and John W. Tate, dated August 24, 2004 (incorporated by reference to exhibit number 10.4 of Form 10-Q for the quarterly period ended October 30, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 3, 2004)

10.30	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and John W. Tate, dated August 24, 2004 (incorporated by reference to exhibit number 10.5 of Form 10-Q for the quarterly period ended October 30, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 3, 2004)

10.31	Lease Agreement between Restoration Hardware, Inc. and ProLogis, dated March 9, 2004 (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.32	Compensation and Severance Agreement between Restoration Hardware, Inc. and Gary G. Friedman, amended and restated February 5, 2004 (incorporated by reference to exhibit number 10.2 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.33	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated February 5, 2004 (incorporated by reference to exhibit number 10.3 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.34	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated February 5, 2004 (incorporated by reference to exhibit number 10.4 of Form 10-Q for the quarterly period ended
May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.35	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated February 5, 2004 (incorporated by reference to exhibit number 10.5 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.36	Restoration Hardware, Inc. 2004 Senior Executive Bonus Plan (incorporated by reference to exhibit number 10.7 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.37	Amendment No. 5 to the Seventh Amended and Restated Loan and Security Agreement, dated June 3, 2004, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Retail Group, Inc., and The CIT Group/Business Credit, Inc. (incorporated by reference to exhibit number 10.8 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.38	Letter Agreement, dated as of August 17, 2004, by and among Restoration Hardware, Inc. and the investors named therein (incorporated by reference to exhibit number 10.5 of Form 10-Q for the quarterly period ended July 31, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on August 30, 2004)

10.39	Employment Offer Letter, dated May 13, 2004, from Restoration Hardware, Inc. to Murray Jukes (incorporated by reference to exhibit number 10.4 of Form 10-Q for the quarterly period ended July 31, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on August 30, 2004)

10.40	Employment Offer Letter, dated August 13, 2004, from Restoration Hardware, Inc. to John W. Tate (incorporated by reference to exhibit number 99.2 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on August 19, 2004)

10.41	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and John W. Tate, dated August 24, 2004 (incorporated by reference to exhibit number 10.4 of Form 10-Q for the quarterly period ended October 30, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 3, 2004)

10.42	Amendment No. 6 to the Seventh Amended and Restated Loan and Security Agreement dated as of July 29, 2005, among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Retail Group, LLC, The CIT Group/Business Credit, Inc. and Wells Fargo Retail Finance, LLC (incorporated by reference to exhibit number 10.1 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on August 4, 2005)

10.43	Letter Agreement dated as of July 30, 2005, between Restoration Hardware, Inc and Holders of Series A Preferred Stock Regarding Conversion of Series A Preferred Stock and Waiver of Certain Rights (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended July 30, 2005 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 6, 2005)

10.44	Employment Offer Letter, dated February 28, 2006, from Restoration Hardware, Inc. to Chris Newman*

21	List of Subsidiaries*

23.1	Independent Registered Public Accounting Firm’s Consent and Report on Schedule*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer*

32.2	Section 1350 Certification of Chief Financial Officer*

*	Previously filed.