Form 10-K
period 2007-02-03
RESTORATION HARDWARE INC
filed 2007-04-11
CIK 863821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended FEBRUARY 3, 2007

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

The aggregate market value of common stock, par value $0.0001 per share, held by non-affiliates of the registrant based on the closing price for the common stock on The Nasdaq Global Market on the last business day of the registrant’s most recently completed fiscal second quarter (July 29, 2006), was approximately $206 million. For purposes of this calculation, the registrant has assumed that only shares beneficially held by executive officers and directors of the registrant are deemed shares held by affiliates of the registrant. This assumption of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

As of March 30, 2007, the registrant had outstanding approximately 38,756,836 shares of common stock.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement for its 2007 annual meeting of stockholders are incorporated by reference into Item 5 of Part II and Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements that are based on the beliefs of, and estimates made by and information currently available to, our management. The words “believe,” “anticipate,” “expect,” “may,” “intend,” “plan” and similar expressions identify forward-looking statements. These statements are subject to risks and uncertainties. Actual results could differ materially from those discussed here. Please see “Cautionary Statement Regarding Forward-Looking Statements” and the risk factors included in Part I, Item 1A of this Annual Report on Form 10-K for a description of other factors that could cause or contribute to such differences.

PART I

ITEM 1.	BUSINESS

Restoration Hardware, Inc., and subsidiaries, (the “Company,” “we,” or “our”) is a specialty retailer of hardware, bathware, furniture, lighting, textiles, accessories and gifts that reflects our classic and authentic American point of view. We commenced business in 1979 as a purveyor of fittings and fixtures for older homes. Since then, we have evolved into a unique home furnishings retailer offering consumers an array of distinctive and high quality merchandise.

We were incorporated in California in June 1987 and reincorporated in Delaware in 1998. Our corporate offices are located at 15 Koch Road, Suite J, Corte Madera, California 94925, and our telephone is (415) 924-1005. We maintain a website at www.restorationhardware.com.

Business Overview

Our merchandise strategy and our stores’ architectural style create a unique and attractive selling environment designed to appeal to an affluent, well educated, 35 to 60 year old customer. We are positioned to fill the void in the marketplace above the current home lifestyle retailers and below the interior design trade.

We operated 103 stores and 8 outlet stores in 30 states, the District of Columbia and Canada as of February 3, 2007. In addition, we also operate a direct-to-customer (“direct”) sales channel, which includes both catalog and Internet, and a wholly-owned furniture manufacturer.

We are a multi-channel business and our catalog distribution drives sales across our retail, catalog and Internet businesses. We use our catalog as our primary marketing vehicle, marketing to new and existing customers, both in and outside the retail trade area. We believe our catalog is a key resource to further market our brand to all our current and new customers.

Over the past several years, we have invested heavily in repositioning our brands and remodeling our stores, including:

In 2002 and 2003, we began our repositioning efforts with the launch of a new merchandising strategy and the remodeling of our stores. We made key changes to our assortment including refinements in premium textiles, bath fixtures and hardware, lighting and furniture.

In 2004, we re-merchandised our furniture assortment and revamped our accessories offering. In addition, we redesigned our catalog to improve its presentation of our core businesses and to more clearly communicate the quality positioning of our product offerings. We also introduced our first outlet store. Our outlet store strategy is designed to enable us to more effectively liquidate overstocked, discontinued and damaged merchandise.

In 2005, we remodeled the majority of our existing stores. The remodeled stores enabled us to expand our merchandise offerings in certain core categories, particularly lighting and textiles, and to present those offerings with more clarity and focus. We also opened one retail store and five outlet stores.

In 2006, we continued to grow our direct-to-customer business with the addition of two category extensions, the Restoration Hardware Outdoor Catalog and the Restoration Hardware Gift Catalog. In addition, we opened two outlet stores, and launched a new brand, Brocade Home. Brocade Home is a fashion home brand targeted at the broader value market with a unique and feminine point of view. This brand has been launched with a catalog, and our plan is to develop a multi-channel retailing platform over the next several years. Brocade Home’s website is located at www.brocadehome.com. In 2006 we also began a multi-year program of investing in systems and infrastructure targeted at strengthening our supply chain. Included in these investments are new order management and warehouse management programs, redesigned distribution networks and facilities, and other systems, process and infrastructure changes. We believe these investments will improve our customers’ experiences while leveraging our operating costs as a percentage of our sales. In addition, we have strengthened our Company by hiring several new key employees of our management team.

We believe our assortment and enhanced operational effectiveness will provide us with a strong foundation for future revenue growth, margin expansion and operational efficiencies.

Historically, we have been organized into two reportable segments—the Retail segment and the Direct-to-Customer segment—and our results in this Form 10-K are presented in this manner. Our continued focus to grow our Direct-to-Customer segment has resulted in a constant increase of this segment’s net revenues in relation to our total net revenues. Direct-to-Customer segment revenue has grown from 11% of net revenues in fiscal 2002 to 34% of net revenues in fiscal 2006. We expect this trend to continue. Although our Retail segment has experienced continuous growth from fiscal 2002 to fiscal 2006, it has declined as a percentage of net revenues from 89% in fiscal 2002 to 66% in fiscal 2006. A summary of our net revenues and condensed results of operations for our two reportable segments is disclosed in Note 11, “Segment Reporting,” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Retail Segment

The Retail segment offers a broad but carefully edited selection of merchandise that provides a consistent point of view throughout our retail stores. Our collection of merchandise, not traditionally found in a single store environment, includes hardware, bathware, furniture, lighting, textiles, accessories and related merchandise. Our merchandise mix also includes proprietary products selected from non-traditional distribution channels that appear unique to our customers.

Direct-To-Customer Segment (Catalog and Internet)

Our Direct-to-Customer segment complements our Retail segment by building customer awareness of our merchandise concepts, increasing customer traffic in our stores, enhancing brand image and acting as an effective advertising vehicle. In addition, we maintain a website, www.restorationhardware.com, designed to sell our products, promote consumer awareness of our brand and generate store traffic as well as purchases on our website or through our catalogs.

In fiscal 2006, we circulated approximately 49% more catalogs and approximately 31% more catalog pages than in fiscal 2005. We mail catalogs to persons with demographic profiles similar to those of our retail customers and who also possess previous mail order purchase histories. In fiscal 2006, approximately 66% of catalogs were circulated to past customers, and the remaining catalogs were mailed to prospects. These prospects were obtained primarily from customer lists of other high-end mail order companies sharing similar customer demographics. We outsource the fulfillment aspects of the direct-to-customer business to third parties.

Production and Suppliers

Product Selection, Purchasing and Sourcing

We make merchandise purchases from over 600 vendors and source some of our furniture through our wholly-owned subsidiary, The Michaels Furniture Company, Inc. (“Michaels”). Our vendors include major domestic manufacturers, specialty niche manufacturers and importers. We maintain agents in China, England, France, Germany, India, Indonesia, Italy, Japan, Philippines, Portugal, Vietnam and Eastern Europe. During 2006, approximately 66% of our purchases are sourced from vendors located abroad. By sourcing a large proportion of products offshore, we seek to achieve increased buying effectiveness and ensure exclusivity for a portion of our product line. In many instances, we also work closely with our vendors to develop products that are unique to us.

Michaels, located in Sacramento, California, was purchased by the Company in 1998. Michaels manufacturers a line of high quality furniture that includes bedroom, living room, dining room, home office and occasional items. All of Michaels’ sales during fiscal 2006, fiscal 2005 and fiscal 2004 were to the Company.

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

We believe that our ability to compete successfully is determined by several factors, including, among other things, the strength of our management team, the breadth and quality of our product selection and merchandise presentation, the quality of our customer service, our pricing, our store locations, and the effectiveness of our catalog circulation strategies. Although we believe that we are able to compete favorably on the basis of these factors, we may not ultimately succeed in competing with other retailers in our market.

Trademarks and Domain Names

Our primary trademark, “Restoration Hardware,” is registered in the United States of America, Mexico and Canada. In addition, we have other trademarks which we have registered and/or applied to register in the United States of America and other jurisdictions. Trademarks are generally valid as long as they are in use and their registrations typically can be renewed indefinitely so long as the marks are in use. Our trademarks are of material importance to us. In addition, we have registered and maintain Internet domain names, including “restorationhardware.com” and “brocadehome.com.”

Employees

At February 3, 2007, we had approximately 2,100 full-time employees and 1,700 part-time employees. We consider our employee relations to be good.

Website Access

We make available free of charge through our website at www.restorationhardware.com under “Company Information” our Annual Reports on Form 10-K; Quarterly Reports on Form 10-Q; Current Reports on Form 8-K; the beneficial ownership reports (Forms 3, 4 and 5) filed by our officers, directors and other reporting persons; and amendments to these and other reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such materials with, or furnish it to, the Securities and Exchange Commission (“SEC”). Further, the public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our electronic filings at www.sec.gov. The information posted on these websites is not incorporated into this Annual Report on Form 10-K.

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

In addition, a material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise trends and consumer demands could cause us to close underperforming stores. While we believe that we benefit in the long run financially by closing underperforming stores and reducing nonproductive costs, the closure of such stores would subject us to additional increased short-term costs including, but not limited to, employee severance costs, charges in connection with the impairment of assets and costs associated with the disposition of outstanding lease obligations. During fiscal 2006, we did not expect, and therefore did not reserve for, any store closures.

Our success is highly dependent on improvements to our planning, order acceptance and fulfillment and supply chain processes.

Our product mix is increasingly dependent upon the efficiency of our supply chain infrastructure and order acceptance and fulfillment processes. Our in store customer sales have recently consisted of higher percentages of merchandise that must be shipped to the customer or is custom ordered as we have refined our product offerings. Such transactions put additional pressure on our order acceptance and fulfillment processes. An important part of our efforts to achieve efficiencies, cost reductions and sales growth is the identification and implementation of improvements to our planning, logistical and distribution infrastructure and our supply chain, including merchandise ordering, transportation and receipt processing. An inability to improve our planning and supply chain processes or to take full advantage of supply chain opportunities could, among other things, impede the timely and effective delivery of our products and result in cancelled orders. Such events could result in a loss of potential sales revenue and/or increase in our costs, which could have a material adverse effect on our operating results.

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

Our quarterly results have fluctuated in the past and may fluctuate significantly in the future, depending upon a variety of factors, including, among other things, the mix of products sold, the timing and level of markdowns, promotional events, store openings, closings, the weather, remodeling or relocations, shifts in the timing of holidays, timing of catalog releases or sales, timing of delivery of orders, competitive factors and general economic conditions. Accordingly, our revenues, profits or losses, and sales may fluctuate significantly from quarter-to-quarter. Moreover, in response to competitive pressures, we may take certain pricing or marketing actions that could have a material adverse effect on our business, financial condition and results of operations. Therefore, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and cannot be relied upon as indicators of future performance. If our operating results in any future period fall below the expectations of securities analysts or investors, or if our operating results do not meet the guidance that we issue from time to time, the market price of our shares of common stock would likely decline.

We depend on a number of key vendors to supply our merchandise and provide critical services, and the loss of any one of our key vendors may result in a loss of sales revenue and significantly harm our operating results.

We make merchandise purchases from over 600 vendors. Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. Our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have limited the distribution of their merchandise in the past. We have no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products, and any vendor or distributor could discontinue selling to us at any time. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future, or be able to develop relationships with new vendors to expand our offerings or replace discontinued vendors. Our inability to acquire suitable merchandise in the future or the loss of one or more key vendors and our failure to replace any one or more of them may have a material adverse effect on our business, results of operations and financial condition.

In addition, currently a single vendor supports our point-of-sale, merchandise management and warehouse management systems. We also rely on the same vendor for software support. A failure by this vendor to adequately support our management information systems in the future could have a material adverse effect on our business, results of operations and financial condition.

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

Our business depends upon the successful operation of our distribution and order acceptance and fulfillment services. The distribution functions for our stores as well as all of our furniture orders are currently handled from our facilities in Hayward and Tracy, California and Baltimore, Maryland. Operational difficulties such as a significant interruption in the operation of any of these facilities may delay shipment of merchandise to our stores and our customers, damage our reputation or otherwise have a material adverse effect on our financial condition and results of operations. These interruptions could result from disruptions or delays in our telecommunication systems, the Internet or at our distribution centers that are caused by telephone or power outages, computer viruses, security breaches, natural disasters, adverse weather conditions or union organizing activity. Moreover, a failure to successfully coordinate the operations of these facilities could also have a material adverse effect on our financial condition and results of operations. Separately, significant disruptions to the operations of the third party vendor who handles, among other things, the distribution and fulfillment functions for our direct-to-customer business on an outsourced basis could be expected to have similar negative consequences.

Labor activities could cause labor relations difficulties for us.

As of February 3, 2007, we had approximately 3,800 full and part-time employees, and while we believe our relations with our employees are generally good, we cannot predict the effect that any future organizational activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations and increases in our labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

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

Our revolving credit facility also contains a clause which allows our lenders to forego additional advances should they determine there has been a material adverse change in our operations, business, properties, assets, liabilities, condition or prospects or a condition or event that is reasonably likely to result in a material adverse change in our financial position or prospects reasonably likely to result in a material adverse effect on our business, condition (financial or otherwise), operations, performance or properties taken as a whole. Our lenders have not notified us of any indication that a material adverse effect exists at February 3, 2007 or that a material adverse change has occurred. We believe that no material adverse change has occurred and we believe that we will continue to borrow on the line of credit subject to its terms and conditions of availability in order to fund our operations over the term of the revolving credit facility which expires in June 2011. We do not anticipate any changes in our business practices that would result in any determination that there has been a material adverse effect in our operations, business, properties, assets, liabilities, condition or prospects. However, we cannot be certain that our lenders will not make such a determination in the future.

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

Covenants in the revolving credit facility include, among others, ones that limit our ability to incur additional debt, make liens, make investments, consolidate, merge or acquire other businesses, sell assets, pay dividends or other distributions, and enter into transactions with affiliates. In addition, the incremental advance portion of our revolving credit facility includes a fixed charge coverage ratio covenant that may limit our ability to access incremental advances during certain months of the year. Although we have been able to obtain incremental advances when needed to provide the capital required for our business to date, there may be times in the future when the terms and conditions of availability for our line of credit, including the restrictions applicable to the incremental advance provisions, would limit our ability to access working capital as and to the extent we require for the operation of our business, potentially having an adverse affect on our results of operation.

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

During fiscal 2006, we purchased approximately 66% of our merchandise directly from vendors located abroad. As an importer, our future success will depend in large measure upon our ability to maintain our existing foreign supplier relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them. Additionally, many of our imported products are subject to existing duties, tariffs and quotas that may limit the quantity of some types of goods which we may import into the United States of America. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the United States of America, changes in import duties, tariffs and quotas, loss of “most favored nation” trading status by the United States of America in relation to a particular foreign country, work stoppages including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States of America, freight cost increases, economic uncertainties, including inflation, foreign government regulations, and political unrest and trade restrictions, including the United States of America retaliating against protectionist foreign trade practices. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political, financial or other instabilities that are particular to their home countries, including without limitation local acts of terrorism or economic, environmental or health and welfare-related crises, which may in turn result in limitations or temporary or permanent halts to their operations, restrictions on the transfer of goods or funds and/or other trade disruptions. If any of these or other factors were to render the conduct of business in particular countries undesirable or impractical, our financial condition and results of operations could be materially adversely affected.

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

In addition, although we continue to improve our global compliance program, there remains a risk that one or more of our foreign vendors will not adhere to our global compliance standards such as fair labor standards and the prohibition on child labor. Non-governmental organizations might attempt to create an unfavorable impression of our sourcing practices or the practices of some of our vendors that could harm our image. If either of these occurs, we could lose customer goodwill and favorable brand recognition, which could negatively affect our business and operating results.

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

For fiscal 2006, revenue through our direct-to-customer channel grew by 52% as compared to the prior fiscal year. Increased activity in our direct-to-customer business could result in material changes in our operating costs, including increased merchandise inventory costs and costs for paper and postage associated with the distribution and shipping of catalogs and products. Although we intend to attempt to mitigate the impact of these increases by improving sales revenue and efficiencies, we cannot assure you that we will succeed in mitigating expenses with increased efficiency or that cost increases associated with our direct-to-customer business will not have an adverse effect on the profitability of our business. Additionally, while we currently outsource the fulfillment of our direct-to-customer division to third parties, the third parties may not have the capacity to accommodate our growth. This lack of capacity may result in delayed customer orders and deficiencies in customer service, both of which may adversely affect our reputation, cause us to lose sales revenue and limit or counter recent growth in our direct-to-customer business.

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

We are exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

We have evaluated and tested our internal controls in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We have incurred, and expect to continue to incur, significant expenses and a diversion of management’s time to meet the requirements of Section 404. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, we would be required to disclose material weaknesses if they develop or are uncovered and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or the Nasdaq Stock Market. Any such action could negatively impact the perception of us in the financial market and our business. In addition, our internal controls may not prevent or detect all errors and fraud. A control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable assurance that the objectives of the control system will be met.

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

The retail market is highly competitive. Our specialty retail stores, mail order catalogs and e-commerce websites compete with other retail stores, including large department stores, discount stores, other specialty retailers offering home centered assortments, other mail order catalogs and other e-commerce websites. Our product offerings also compete with a variety of national, regional and local retailers. The substantial sales growth in the direct-to-customer industry within the last decade has encouraged the entry of many new competitors and an increase in competition from established companies. We compete with these and other retailers for customers, suitable retail locations, suppliers, qualified employees and management personnel. Many of our competitors have significantly greater financial, marketing and other resources. Moreover, increased competition may result, and has resulted in the past, in potential or actual litigation between us and our competitors relating to such activities as competitive sales and hiring practices, exclusive relationships with key suppliers and manufacturers and other matters. As a result, increased competition may adversely affect our future financial performance, and we cannot assure you that we will be able to compete successfully in the future.

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

Changes to accounting rules or regulations may adversely affect our results of operations.

Changes to existing accounting rules or regulations may impact our future results of operations. For example, on December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123R”), which required that beginning in fiscal 2006 we measure compensation costs for all stock-based compensation at fair value and record compensation expense equal to that value over the requisite service period. The adoption of SFAS 123R resulted in the recording of $3.4 million of pre-tax stock-based compensation expense in fiscal 2006. We believe the adoption of SFAS 123R will continue to materially adversely impact our earnings. In addition, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS 109” (“FIN 48”), in July 2006. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. We must determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. A change in accounting rules or regulations may even affect our reporting of transactions completed before the change is effective. Future changes to accounting rules or regulations or the questioning of current accounting practices, may adversely affect our results of operations.

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

We face the risk of inventory shrinkage.

We are subject to the risk of inventory loss and theft. We have experienced inventory shrinkage in the past, and we cannot assure you that incidences of inventory loss and theft will decrease in the future or that the security measures we have taken in the past will effectively address the problem of inventory theft. If we were to experience higher rates of inventory shrinkage or incur increased security costs to combat inventory theft, our financial condition could be affected adversely.

We must successfully manage our Internet business.

The success of our Internet business depends, in part, on factors over which we have limited control. In addition to changing consumer preferences and buying trends relating to Internet usage, we are vulnerable to certain additional risks and uncertainties associated with the Internet, including changes in required technology interfaces, website downtime and other technical failures, costs and technical issues as we upgrade our website software, computer viruses, changes in applicable federal and state regulation, security breaches, and consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties might adversely affect the sales in our Internet business, as well as damage our reputation and brands.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease approximately 139,000 square feet of space for use as our headquarters, including approximately 44,000 square feet of warehouse space, located in Corte Madera and San Rafael, California. The leases for this space expire between September 2007 and February 2012. We lease approximately 7,000 square feet of office space in New York, New York. The leases for this space expire between May 2007 and January 2011.

As of February 3, 2007, we leased space in three separate distribution facilities and outsourced the distribution efforts in the direct-to-customer channel. We lease approximately 220,000 square feet of warehouse space in Hayward, California, which primarily supports our non-furniture distribution for the west coast of North America. This lease expires in February 2009. We lease approximately 284,000 square feet of warehouse space in Tracy, California, which acts as a furniture distribution center. The lease for this facility expires in September 2011, with an option to renew for one additional five-year term. We also lease approximately 662,000 square feet of warehouse space in Baltimore, Maryland, for use as our east coast distribution center. The leases for this space expire between August 2008 and September 2008. In addition, we also lease approximately 52,000 square feet of warehouse space in Richmond, California. This lease, which expires in January 2012, is used for general administrative purposes.

As of February 3, 2007, we leased approximately 1,297,000 gross square feet for our 103 retail stores and eight outlet stores. The initial lease term of our retail stores generally range from 10 to 20 years. Certain leases contain renewal options for up to 15 years. Most leases for our retail stores provide for a minimum rent, typically including escalating rent increases, plus a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses.

In connection with our wholly-owned furniture manufacturing subsidiary, Michaels, we lease two properties used for the manufacturing and storage of furniture, in Sacramento, California. We lease one of the properties from the previous owner of Michaels. The main property consists of approximately 100,000 square feet of manufacturing space and 7,000 square feet of office space. The lease expires in February 2008, with options to extend the lease for two additional five-year terms. The second property consists of approximately 46,000 square feet of warehouse space, which is used to house finished goods. This lease, originally scheduled to expire in July 2006, was amended to extend its expiration date to July 2011.

We intend to renew leases expiring in the near term.

We believe that our current offices and facilities are in good condition, being used productively and are adequate to meet our requirements for the foreseeable future.

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

MARKET INFORMATION

Our common stock is listed on The Nasdaq Global Market (“NASDAQ”) under the symbol “RSTO.” The closing price of our common stock on Nasdaq was $6.56 on March 30, 2007.

STOCKHOLDERS

As of March 30, 2007 there were 434 stockholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

DIVIDEND POLICY

No dividends have been declared on our common stock since our 1998 initial public offering and it is not anticipated that we will pay any dividends in the foreseeable future on our common stock. In addition, restrictive covenants in our revolving credit facility limit our ability to pay dividends.

STOCK PRICE INFORMATION

Set forth below are the high and low closing sale prices for shares of our common stock for each quarter during the fiscal years ended February 3, 2007 and January 28, 2006, as reported by The Nasdaq Global Market.

Quarter Ending	High	Low
April 30, 2005	6.71	5.05
July 30, 2005	9.00	5.63
October 29, 2005	8.63	5.47
January 28, 2006	6.60	4.94
April 29, 2006	6.90	5.15
July 29, 2006	7.54	6.20
October 28, 2006	9.63	6.00
February 3, 2007	9.53	7.01

Information relating to the securities authorized for issuance under equity compensation plans will be set forth in the section with the caption “Equity Compensation Plan Information” in our definitive proxy statement. This information is incorporated herein by reference.

STOCK PERFORMANCE GRAPH

The following graph assumes that $100 was invested in our company at the closing price of our common stock on the last trading day of our fiscal year ended February 2, 2002, and in each index on such date, and that all dividends, if any, were reinvested. No cash dividends have been declared on our common stock for any period.

(1)	The Nasdaq Composite Index measures all Nasdaq domestic and international based common type stocks listed on the Nasdaq stock market.
(2)	The Nasdaq Retail Trade Index is the CRSP Total Return Index for the NASDAQ Retail Trade Securities, Center for Research in Security Prices, University of Chicago Graduate School of Business.
(3)	The graph is plotted with points showing the cumulative total return as of the end of each of our applicable fiscal years.
(4)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

ITEM 6.	SELECTED FINANCIAL DATA AND OTHER NON-FINANCIAL INFORMATION

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

	Fiscal Year
	2006	2005	2004	2003	2002
(Dollars in thousands, except per share and selected operating data)
Results of Operations: (1)
Net revenue	$712,810	$581,657	$525,823	$438,508	$400,337
Income (loss) before income taxes	3,395	(3,106)	1,604	(4,029)	(10,864)
Net income (loss)	3,252	(29,307)	1,704	(2,518)	(2,845)
Net income (loss) attributable to common stockholders	3,252	(29,307)	1,704	(2,518)	(3,203)
Net income (loss) per common stock—basic	$0.09	$(0.83)	$0.05	$(0.08)	$(0.11)
Net income (loss) per common stock—diluted	$0.08	$(0.83)	$0.04	$(0.08)	$(0.11)
Financial Position:
Working capital	$109,826	$87,483	$51,791	$52,097	$49,398
Total assets	316,367	274,268	279,263	233,895	228,135
Line of credit and other current debt	—	—	33,819	10,286	13,909
Long term debt and other long-term obligations	70,158	58,177	143	352	144
Redeemable convertible preferred stock	—	—	8,331	8,541	13,328
Stockholders’ equity	$92,108	$80,132	$99,286	$96,532	$90,142
Retail Stores:
Store count at year-end(2)	103	103	102	103	105
Comparable store sales growth (decline)(3)	5.8%	(0.3)%	7.8%	5.2%	6.2%
Store selling square feet at year-end(2)	688,710	685,672	676,520	679,300	688,634

(1)	The financial results for fiscal 2006 contain 53 weeks and the financial results in fiscal 2005, fiscal 2004, fiscal 2003 and fiscal 2002 contain only 52 weeks.
(2)	Store count at year-end excludes the outlet locations. The Company had eight outlets on February 3, 2007, six outlets on January 28, 2006 and one outlet on January 29, 2005.
(3)	Comparable store sales are defined as sales from stores whose selling square footage did not change by more than 20% in the previous 12 months and which have been open at least 12 full months and excludes warehouse sales, outlet store sales and the additional week in fiscal 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include without limitation statements relating to our future plans, in particular with respect to store openings and closings; statements relating to anticipated future costs and expenses; statements about new merchandise initiatives and website marketing efforts; statements relating to anticipated future revenue growth, including statements about margin expansion, operational efficiencies and cost reductions; statements relating to future availability under our revolving credit facility; statements relating to our working capital and capital expenditure needs; and other statements containing words such as “believe,” “anticipate,” “expect,” “may,” “intend,” and words of similar import or statements of our management’s opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, customer reactions to our current and anticipated merchandising and marketing programs and strategies, timely introduction and customer acceptance of our merchandise, positive customer reaction to our catalog and Internet offerings, revised product mix, prototype stores and core businesses, timely and effective sourcing of our merchandise from our foreign and domestic vendors and delivery of merchandise through our supply chain to our stores and customers, changes in product supply, effective inventory and catalog management, actual achievement of cost savings and improvements to operating efficiencies, effective sales performance, the actual impact of key personnel of the Company on the development and execution of our strategies, changes in investor perceptions of the Company, changes in economic or business conditions in general, fluctuations in comparable store sales, limitations resulting from restrictive covenants in our revolving credit facility, consumer responses to our product offerings and changes in consumer trends, loss of key vendors, changes in the competitive environment in which we operate, changes in our management information needs, changes in management, failure to raise additional funds when required, changes in customer needs and expectations, governmental actions, and other factors described above in Item 1A, “Risk Factors.” We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Annual Report on Form 10-K.

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

Our merchandise strategy and our stores’ architectural style create a unique and attractive selling environment designed to appeal to an affluent, well-educated, 35 to 60 year old customer. Over the next decade, we believe the fastest growing segment of the U.S. population will be 45 to 60 year olds. We believe that as these customers evolve, so will their purchasing needs and desires. We believe that our products can fulfill their aspirations to have homes designed with a high quality, classic and timeless style. Our positioning fills the void in the marketplace above the current home lifestyle retailers, and below the interior design trade, by providing products targeted to 35 to 60 year olds and centered around our core businesses that reflect a predictable, high-quality promise to our customers.

We operate on a 52-53 week fiscal year ending on the Saturday closest to January 31st. Our current fiscal year is 53 weeks and ended on February 3, 2007 (“fiscal 2006”). Our fiscal years ended January 28, 2006 (“fiscal 2005”) and January 29, 2005 (“fiscal 2004”) consisted of 52 weeks.

As of February 3, 2007, we operated 103 stores and 8 outlet stores in 30 states, the District of Columbia and Canada. In addition to our retail stores, we operate a direct-to-customer (“direct”) sales channel that includes both catalog and Internet.

Over the past several years, we have invested heavily in repositioning our brands and remodeling our stores, including:

In 2002 and 2003, we began our repositioning efforts with the launch of a new merchandising strategy and the remodeling of our stores. We made key changes to our assortment including refinements in premium textiles, bath fixtures and hardware, lighting and furniture.

In 2004, we re-merchandised our furniture assortment and revamped our accessories offering. In addition, we redesigned our catalog to improve its presentation of our core businesses and to more clearly communicate the quality positioning of our product offerings. We also introduced our first outlet store. Our outlet store strategy is designed to enable us to more effectively liquidate overstocked, discontinued and damaged merchandise.

In 2005, we remodeled the majority of our existing stores. The remodeled stores enabled us to expand our merchandise offerings in certain core categories, particularly lighting and textiles, and to present those offerings with more clarity and focus. We also opened one retail store and five outlet stores.

In 2006, we continued to grow our direct-to-customer business with the addition of two category extensions, the Restoration Hardware Outdoor Catalog and the Restoration Hardware Gift Catalog. In addition, we opened two outlet stores, and launched a new brand, Brocade Home. Brocade Home is a fashion home brand targeted at the broader value market with a unique and feminine point of view. This brand has been launched with a catalog, and our plan is to develop a multi-channel retailing platform over the next several years. Brocade Home’s website is located at www.brocadehome.com. In 2006 we also began a multi-year program of investing in systems and infrastructure targeted at strengthening our supply chain. Included in these investments are new order management and warehouse management programs, redesigned distribution networks and facilities, and other systems, process and infrastructure changes. We believe these investments will improve our customers’ experiences while leveraging our operating costs as a percentage of our sales. In addition, we have strengthened our Company by hiring several new key employees of our management team.

Our multi-channel growth plans provided strong revenue results and improved operating margins for 2006. We substantially increased our operating profit for the year and we achieved full-year profitability. We believe our assortment and enhanced operational effectiveness will provide us with a strong foundation for future revenue growth, margin expansion and operational efficiencies.

Although historically our business was divided into retail and direct-to-customer segments, we increasingly view and operate our company as a multi-channel business in which our retail stores, Internet website and catalog distribution are interdependent parts of a single business segment. In particular, our catalog distribution drives sales across each of our retail, catalog and Internet businesses, and our catalog, retail and Internet businesses each complement each other by building customer awareness of our merchandise concepts, enhancing brand image and each to some extent helping to generate sales across channels.

In view of these changes in how we view and manage our business, during 2006 we implemented a management reorganization to take into account our multi-channel strategy and to better focus our approach of driving the Company’s total revenue growth and operating efficiencies rather than managing each channel as a separate segment as was done historically. As part of this reorganization, we shifted management responsibility from merchandising and marketing individual channels to merchandising and marketing across all channels. Accordingly, we have moved to a more unified view of the operation and management of our business. We believe that we will increasingly operate and manage our business in this manner in the future.

Summary Consolidated Statements of Operations

The following table sets forth for the periods indicated the amount and percentage of net revenue represented by certain line items in our Consolidated Statements of Operations:

	Fiscal 2006	% of Net Revenue	Fiscal 2005	% of Net Revenue	Fiscal 2004	% of Net Revenue
	(Dollars in thousands, except per share data)
Retail net revenue	$469,185	65.8%	$421,666	72.5%	$406,833	77.4%
Direct-to-customer net revenue	243,625	34.2	159,991	27.5	118,990	22.6

Net revenue	712,810	100.0	581,657	100.0	525,823	100.0
Cost of revenue and occupancy	463,105	65.0	384,244	66.1	359,808	68.4

Gross profit	249,705	35.0	197,413	33.9	166,015	31.6
Selling, general and administrative expense	239,077	33.5	196,469	33.7	161,939	30.8

Income from operations	10,628	1.5	944	0.2	4,076	0.8
Interest expense, net	(7,233)	(1.0)	(4,050)	(0.7)	(2,472)	(0.5)

Income (loss) before income taxes	3,395	0.5	(3,106)	(0.5)	1,604	0.3
Income tax (expense) benefit	(143)	0.0	(26,201)	(4.5)	100	—

Net income (loss)	$3,252	0.5	$(29,307)	(5.0)	$1,704	0.3

Net income (loss) per share of common stock—basic	$0.09		$(0.83)		$0.05

Net income (loss) per share of common Stock—diluted	$0.08		$(0.83)		$0.04

2006 Results

We experienced a substantial increase in income from operations during fiscal 2006, which increased by $9.7 million, from $0.9 million in fiscal 2005 to $10.6 million in fiscal 2006. This increase was driven by higher sales and improvement in both our gross margins and selling, general and administrative expenses as a percentage of net revenues. In addition, we generated net income of $3.3 million or $0.08 per share on a diluted net income per share basis. This is a significant improvement from fiscal 2005 where we generated a net loss of $29.3 million or $0.83 per share on a diluted net loss per share basis. The primary difference resulted from the recording of a $27.9 million non-cash charge in fiscal 2005 to establish a full valuation allowance against our net deferred tax assets.

The results for fiscal 2006 reflect $3.4 million of pre-tax non-cash stock-based compensation expense associated with the expensing of stock options as required by Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123R”), which we adopted commencing from the first quarter of fiscal 2006. Fiscal 2006 results also include an additional $0.6 million in non-cash cumulative stock option charge resulting from the voluntary review of our stock option grants further discussed in the section below entitled, “Voluntary Review of Stock Option Practices.”

Our net revenues increased by $131.1 million, or 23%, to $712.8 million in fiscal 2006 compared to fiscal 2005. This increase resulted from an $83.6 million, or 52%, increase in revenues in our direct-to-customer segment followed by a $47.5 million, or 11%, increase in our retail segment. Our strong growth in the direct-to-customer segment was driven by increases in page count in our Core catalog, the increased circulation from the launches of the Restoration Hardware Outdoor Catalog and the Restoration Hardware Gift Catalog, and strong customer response to our spring, outdoor and summer offerings. The increase in our retail segment resulted from a $23.2 million increase in comparable store sales, $13.0 million increase in outlet and warehouse sales, and $11.3 million in non-comparable store sales (which includes the benefit of an additional week in fiscal 2006).

Our cost of revenue and occupancy increased but declined as a percentage of net revenues in fiscal 2006 compared to fiscal 2005. This result drove a continued improvement in our gross margins primarily due to a reduction of occupancy costs as a percentage of net revenues. The improvement in our gross margins was also due to our continued focus to grow our Direct-to-Customer segment which has a higher overall margin and increased at a higher rate than our Retail segment.

Our selling, general and administrative expense remained relatively consistent as a percentage of net revenues in fiscal 2006 compared to fiscal 2005. The total increase in selling, general and administrative expense was primarily a function of the cost to support the 23% net revenue increase during the current fiscal year. Improvements in selling, general and administrative expenses included a decrease in store employment and other store variable costs and the absence of the $1.6 million non-cash charge for accelerated depreciation of certain fixtures associated with remodeling efforts related to the prior fiscal year. These improvements were in part offset by increased advertising costs of $20.6 million related to catalogs and the recording of $2.5 million of pre-tax stock-based compensation expense as required by SFAS 123R.

Our interest expense increased by $3.1 million, or 79%, in fiscal 2006 over fiscal 2005 due to higher average debt levels to fund increased inventory levels for anticipated higher sales and higher average interest rates.

Our fiscal 2006 income tax expense was $0.1 million on pre-tax income of $3.4 million. This is a significant decline from fiscal 2005’s income tax expense of $26.2 million on a pre-tax loss of $3.1 million. The primary difference resulted from the recording of a $27.9 million non-cash charge in fiscal 2005 to establish a full valuation allowance against our net deferred tax assets.

Voluntary Review of Stock Option Practices. During fiscal 2006, we completed a voluntary review of our historical stock option practices that was overseen by the Audit Committee of our Board of Directors with the assistance of outside legal counsel. We determined that incorrect measurement dates with respect to the accounting for certain previously granted stock options, primarily during the years 2002 through 2004 resulted from lapses in documentation and deficiencies in option plan administration controls. The cumulative impact of the errors resulted in an additional non-cash compensation charge of $0.6 million, $0.3 million in selling, general and administrative expenses and $0.3 million in cost of revenue and occupancy, which was recorded in fiscal 2006. The cumulative charge was reported in fiscal 2006 since the amount of the stock option compensation expense attributable to each of the previous periods was not material to any previously reported historical period and was not material to the current fiscal year.

We currently are assessing the impact, if any, of negative tax consequences that might arise from certain affected employees as a result of this matter. We may decide to compensate those employees for any such negative tax consequences that have arisen. Any such compensation that we may elect to make to the employees for any negative tax effects would be recorded at the time that a decision is made as to this matter.

2005 Results

Income from operations decreased to $0.9 million in fiscal 2005 from $4.1 million in fiscal 2004. We recorded a net expense for income taxes for fiscal 2005 of $26.2 million, which includes a full valuation allowance provided against our net deferred tax assets of $27.9 million. Net loss was $0.83 per share, or $29.3 million for fiscal 2005, compared to net income of $0.04 per fully diluted share, or $1.7 million, for fiscal 2004. The decrease in operating results of $3.2 million to $0.9 million of income from operations in fiscal 2005 was primarily the result of a 290 basis point increase in selling, general, and administrative expense expressed as a percentage of revenue, offset by a 230 basis point improvement in cost of revenue and occupancy expressed as a percentage of revenue.

Net revenue increased $55.8 million, or 11%, in fiscal 2005 as compared to fiscal 2004, which largely resulted from a $41.0 million, or 34%, increase in our direct-to-customer net revenue, and a $14.8 million, or 3.6%, increase in revenue generated from our retail segment. The increase in net revenue in both our retail and direct channels can also be attributed to our focus on growing our catalog page count, as the catalog is our primary advertising vehicle. Comparable store sales for fiscal 2005 decreased 0.3%, or $1.2 million, compared to fiscal 2004. Net revenue related to our outlet stores and warehouse sales events was $18.2 million for fiscal 2005 compared to $5.7 million for fiscal 2004.

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

Interest expense increased by $1.6 million in fiscal 2005 due to higher average debt levels and higher average interest rates during fiscal 2005 compared to fiscal 2004.

We recorded an income tax expense for fiscal 2005 of $26.2 million on a pre-tax loss of $3.1 million which included a fourth quarter non-cash charge of $27.9 million to provide a full valuation allowance against our net deferred tax assets. We concluded, under the guidance provided in SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), that our cumulative losses through 2003 and our three year cumulative loss through 2005 necessitated providing a valuation allowance against our net deferred tax assets as of January 28, 2006. Under generally accepted accounting principles, when our results demonstrate a pattern of future profitability, in reversal of the current cumulative loss trend, this valuation allowance may be adjusted and may result in the reinstatement of all or a part of the net deferred tax assets. This fiscal 2005 adjustment has had, and will continue to have no impact on our cash flow or future prospects, nor does it alter our ability to utilize the underlying tax net operating loss and credit carryforwards in the future (the utilization of which is limited to achieving future taxable income).

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

REVENUE AND SEGMENT RESULTS

Retail Segment Results

	Fiscal Year
	2006	2005	2004
	(Dollars in thousands)
Retail net revenue	$469,185	$421,666	$406,833
Retail net revenue growth percentage	11%	4%	10%
Comparable store sales growth (decline)	5.8%	(0.3)%	7.8%
Income from retail operations	$59,016	$49,154	$51,932
Income from retail operations—percent of retail net revenue	12.6%	11.7%	12.8%
Number of retail stores at beginning of year	103	102	103
Number of retail stores opened	—	1	1
Number of retail stores closed	—	—	2

Number of retail stores at year-end	103	103	102

Retail store selling square feet at year-end	688,710	685,672	676,520
Number of outlet stores at year-end	8	6	1

Retail net revenue for fiscal 2006 increased by $47.5 million, or 11%, as compared to the prior fiscal year. The increase in our retail segment resulted from a $23.2 million increase in comparable store sales, $13.0 million increase in outlet and warehouse sales, and $11.3 million in non-comparable store sales (which includes the benefit of an additional week in fiscal 2006). Comparable store sales are defined as sales from stores which have been open for at least 12 months and whose selling square footage did not change by more than 20% in the previous 12 months. We also exclude stores that are closed for over 30 days. Comparable store sales also exclude warehouse sales, outlet revenue and the additional week in fiscal 2006.

Income from operations for the retail segment increased to $59.0 million, or 12.6% of net retail revenue, in fiscal 2006, from $49.2 million, or 11.7% of net retail revenue, in fiscal 2005. As a percentage of segment net revenue, income from operations for the retail segment increased 90 basis points to 12.6% of retail net revenue, compared to 11.7% for the prior fiscal year. This increase was primarily due to a 160 basis point improvement in selling, general and administrative expense partially offset by an 70 basis point decrease in our gross margin. The 160 basis point improvement in selling, general and administrative expenses was due to a decrease in store employment and other store variable costs of 70 basis points, a decrease in advertising costs of 50 basis points and the absence of 40 basis points related to the $1.6 million prior year non-cash charge for accelerated depreciation of certain store fixtures associated with our remodeling efforts. Gross margin decreased 70 basis points due to an increase in supply chain and distribution costs. Income from operations for the retail segment includes the costs of retail stores less the direct costs of the store field operations.

Retail net revenue for fiscal 2005 increased by $14.8 million, or 4%, as compared to fiscal 2004, primarily due to a $12.6 million increase in revenue generated from our outlet stores. Comparable store sales for fiscal 2005 declined 0.3%, or $1.2 million, compared to fiscal 2004. Additionally, several previously opened stores, although not open long enough to be included in the calculation of comparable store sales, contributed approximately $7.3 million to fiscal 2005 results. Warehouse sales decreased by approximately $1.0 million compared to fiscal 2005, primarily due to the opening of additional outlet stores.

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

Direct-to-Customer Segment Results

	Fiscal Year
	2006	2005	2004
	(Dollars in thousands)
Catalog revenue	$121,259	$83,695	$65,458
Internet revenue	122,366	76,296	53,532

Total direct-to-customer net revenue	$243,625	$159,991	$118,990

Income from direct-to-customer operations	$38,392	$21,329	$14,280
Income from direct-to-customer operations—percent of direct-to-customer net revenue	15.8%	13.3%	12.0%
Growth percentages:
Direct-to-customer net revenue	52%	34%	75%
Number of catalogs mailed	49%	1%	15%
Pages circulated	31%	19%	48%

Direct-to-customer net revenue consists of both catalog and Internet sales. Direct-to-customer net revenue for fiscal 2006 increased $83.6 million, or 52%, as compared to fiscal 2005. Fiscal 2006 revenue growth in the direct-to-customer channel was driven by increases in page count in our Core catalog, the increase in circulation from the launches of the Restoration Hardware Outdoor Catalog and the Restoration Hardware Gift Catalog, and strong customer response to our spring, outdoor and summer offerings. For fiscal 2006, the number of catalogs mailed increased by 49% with a 31% increase in pages circulated. Internet sales grew 60% in fiscal 2006 to $122.4 million and catalog sales grew 45% in fiscal 2006 to $121.3 million.

Income from operations for the direct-to-customer segment was $38.4 million, or 15.8% of net direct revenue, in fiscal 2006 as compared to $21.3 million, or 13.3% of net direct revenue, in the prior fiscal year. The increase in income from operations for the direct-to-customer segment was primarily due to a 180 basis point improvement in gross margin which resulted from a 240 basis point reduction in supply chain and distribution costs, partially offset by a 60 basis point decline in product margin. Direct-to-customer segment selling, general and administrative costs remained relatively constant, improving 50 basis points between fiscal 2006 and fiscal 2005. Income from operations for the direct-to-customer segment reflects the results associated with catalog and Internet sales, less direct management costs.

Direct-to-customer net revenue for fiscal 2005 increased $41.0 million, or 34%, as compared to fiscal 2004. This increase was attributable to an expansion of the merchandise offerings in both the catalog and on the Internet, as well as a continued focus on increasing catalog and Internet only merchandise which drives improved response rates and catalog productivity.

For fiscal 2005, income from operations for the direct segment increased to $21.3 million, or 13.3% of segment net revenue, as compared to $14.3 million, or 12.0% of segment net revenue, for fiscal 2004. This increase of $7.0 million, or 49%, represented a 130 basis point improvement and was primarily the result of a 250 basis point increase in gross margin due to a 140 basis point improvement in supply chain and distribution costs and a 110 basis point improvement in product margin. This is offset by a 120 basis point increase in selling, general and administrative expense from higher payroll costs of 40 basis points, call center and fulfillment costs of 20 basis points, higher catalog circulation costs of 50 basis points, and higher other variable costs of 10 basis points.

EXPENSES

Cost of Revenue and Occupancy Expense

Cost of revenue and occupancy expense increased by $78.9 million, to $463.1 million, in fiscal 2006. Cost of revenue and occupancy expense expressed as a percentage of net revenue improved approximately 110 basis points to 65.0% in fiscal 2006, from 66.1% in fiscal 2005. This result was driven by a 100 basis point improvement in our occupancy costs as a percentage of net revenues and by a 20 basis point improvement in our product margins. These improvements were partially offset by higher supply chain and distribution costs of 10 basis points.

In fiscal 2005, cost of revenue and occupancy expense expressed as a percentage of net revenue improved approximately 230 basis points to 66.1%, from 68.4% in fiscal 2004. These improvements were attributable to a 120 basis point increase in product margins, a 100 basis point improvement in our supply chain and distribution costs and the decrease of relatively fixed store occupancy costs by 10 basis points.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by $42.6 million, to $239.1 million, in fiscal 2006. Expressed as a percentage of net revenue, selling, general, and administrative expense remained fairly constant at 33.5% for fiscal 2006 compared to 33.7% for fiscal 2005. The total dollar increase was primarily a function of the cost to support the 23% net revenue increase in fiscal 2006. The 20 basis point improvement in these costs, expressed as a percentage of net revenues, was due to a decrease in store employment and other store variable costs of 150 basis points and the absence of the $1.6 million non-cash charge for accelerated depreciation of certain fixtures associated with remodeling efforts which increased prior year selling, general and administrative expense by 30 basis points. These improvements were partially offset by a 120 basis point increase in advertising costs associated with the increased circulation from our catalogs and a 40 basis point increase in costs due to our adoption of SFAS 123R resulting in the recording of $2.5 million of pre-tax stock-based compensation expense.

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

Interest Expense, Net

Interest expense, net includes interest on borrowings under our revolving credit facility and amortization of debt issuance costs. Interest expense, net increased from $4.1 million in fiscal 2005 to $7.2 million in fiscal 2006. This increase resulted from higher average debt levels to support increased merchandise inventory for anticipated higher sales combined with increased interest rates during fiscal 2006.

For fiscal 2005, interest expense, net was $4.1 million compared to $2.5 million in fiscal 2004. Of the $1.6 million increase, approximately half was due to higher average debt levels and approximately half was due to higher average interest rates year over year.

Income Tax (Expense) Benefit

Our fiscal 2006 income tax expense was $0.1 million on pre-tax income of $3.4 million. This is a significant decline from fiscal 2005’s income tax expense of $26.2 million on a pre-tax loss of $3.1 million. The primary difference resulted from the recording of a $27.9 million non-cash charge in fiscal 2005 to establish a full valuation allowance against our net deferred tax assets. In fiscal 2006, we also reversed the $0.4 million valuation allowance associated with our wholly-owned Canadian subsidiary. We believe that the deferred tax assets for Canada are now realizable on a more likely than not basis and we have accordingly reversed this valuation allowance.

We recorded an income tax expense for fiscal 2005 of $26.2 million on a pre-tax loss of $3.1 million, which included a full valuation allowance provided against our net deferred tax assets of $27.9 million. SFAS 109 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence must be considered in judging the likelihood of realizing tax benefits. Forming a conclusion that a valuation allowance is not needed can be difficult when there is negative evidence such as cumulative losses in recent years. During the fourth quarter of fiscal 2005, it became evident that we would not meet our forecast of profitability in fiscal 2005, and this lessened the weight that we could assign to future prospects for returning to consistent profitability. That, combined with our history of losses through fiscal 2003 and cumulative losses for the last three years, represented sufficient negative evidence and it was difficult to overcome this with positive evidence under the evaluation guidance of SFAS 109. As a result of our assessment in applying SFAS 109, we concluded that a full valuation allowance against our net deferred tax assets was required as of January 28, 2006. The effect was to include a non-cash charge of $27.9 million in the fourth quarter of fiscal 2005. This adjustment has had, and will continue to have no impact on our cash flow or future prospects, nor does it alter our ability to utilize the underlying tax net operating loss and credit carryforwards in the future; the utilization of which is limited to achieving future taxable income.

As of February 3, 2007, we had net deferred tax assets of $0.6 million reflecting net deferred tax assets totaling $26.6 million, which primarily represented the income tax benefit associated with losses reported in prior years and differences in fixed asset bases offset by a valuation allowance of $26.0 million. These losses are subject to federal and state carry-forward provisions of up to 20 years.

For additional information regarding our income tax provision, see Note 5, “Income Taxes,” in the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Year
	2006	2005	2004
	(Dollars in thousands)
Net cash (used) provided by operating activities	$(310)	$4,401	$(9,804)
Net cash used by investing activities	(14,688)	(29,695)	(13,380)
Net cash provided by financing activities	14,648	25,398	23,536
Net (decrease) increase in cash and cash equivalents	$(529)	$86	$(99)

Operating Cash Flows

For fiscal 2006, net cash used by operating activities was $0.3 million compared to net cash provided by operating activities of $4.4 million in fiscal 2005. The decrease in net cash used by operating activities was a result of an increase in net earnings plus non-cash expenses for depreciation, amortization, stock-based compensation, net loss on disposal of property and equipment, and deferred income taxes of $29.3 million, an increase in merchandise inventories of $34.2 million, a decrease in prepaid expenses and other assets of $9.7 million and an increase in accounts payables and accrued expenses of $15.3 million. The increase of $34.2 million in merchandise inventories during fiscal 2006 resulted from the effect of changes in inventory due to planned sales growth requirements related to our direct-to-customer segment growth and increase in outlet stores. During fiscal 2006 we made targeted inventory investments in product categories where we believe we have opportunities to drive higher revenue growth through improving our in-stock positions in both our retail and direct-to-customer segments. The decrease in accounts payables and accrued expenses of $15.3 million was in support of increased merchandise inventory for anticipated higher sales.

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

Investing Cash Flows

Net cash used by investing activities decreased to $14.7 million for fiscal 2006, compared to $29.7 million for fiscal 2005. This decrease primarily related to a reduction in capital expenditure during fiscal 2006. Capital expenditures during fiscal 2005 included the remodeling of the majority of our retail stores, the opening of one retail and five outlet stores, and facility improvements to our distribution sites.

Net cash used by investing activities was $29.7 million for fiscal 2005, an increase of $16.3 million compared to $13.4 million for fiscal 2004. The cash used for investing activities for fiscal 2005 primarily related to the $16.5 million expenditure for the remodeling of the majority of our retail stores, the opening of one retail and five outlet stores, and facility improvements to our distribution sites.

Financing Cash Flows

Net cash provided by financing activities decreased from $25.4 million in fiscal 2005 to $14.6 million in fiscal 2006. This decrease in current year financing activities primarily resulted from the $13.9 million decrease in net borrowings received under our revolving credit facility, net of debt issuance costs during fiscal 2006 compared to fiscal 2005, partially offset by a $3.3 million increase in proceeds from the exercise of stock options.

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

We currently have in place a $150.0 million revolving credit facility, the maturity date of which was extended from June 30, 2009 to June 30, 2011 under an amendment to the facility that we entered into on June 19, 2006 (the “Amendment”). The availability of credit at any given time under the revolving credit facility is limited by reference to a borrowing base formula (which includes an adjustment to the advance rate against eligible inventory and eligible accounts receivables for incremental advances as described below) based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and reserves established by the agent of the revolving credit facility. The revolving credit facility also provides for incremental advances with availability determined from the application of a higher advance rate on eligible inventory and eligible accounts receivables constituting part of our borrowing base. In order to obtain these incremental advances, we are required to maintain a minimum fixed charge coverage ratio if the remaining availability for additional borrowing under the facility is less than 10% of the applicable borrowing base for the line of credit at the time. The incremental advances would be subject to higher interest rates. The revolving credit facility is secured by our assets, including accounts receivable, inventory, general intangibles, equipment, goods and fixtures.

As of February 3, 2007, $68.4 million was outstanding under the facility, net of unamortized debt issuance costs of $0.8 million, and there was $10.6 million in outstanding letters of credit. As a result of the Amendment, the balance of $68.4 million at February 3, 2007 is considered a long-term liability rather than a current liability and has been classified accordingly. Borrowings made under the revolving credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin. As of February 3, 2007, the bank’s reference rate was 8.25% and the LIBOR plus margin rate was 7.07%. Borrowings that are incremental advances under the revolving credit facility are subject to interest at the bank’s reference rate plus a margin or LIBOR plus a higher margin. The availability of credit at any given time under the revolving credit facility is limited by reference to a borrowing base formula (which includes an adjustment to the advance rate against eligible inventory and eligible accounts receivables for incremental advances as described above) based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and reserves established by the agent of the revolving credit facility. As a result of the borrowing base formula, the actual borrowing availability under the facility could be less than the stated amount of the facility reduced by the actual borrowings and outstanding letters of credit. As of February 3, 2007, we had availability under the facility of $38.2 million.

The revolving credit facility contains various restrictive covenants, including limitations on the ability to make liens, make investments, sell assets, incur additional debt, merge, consolidate or acquire other businesses, pay dividends or other distributions, and enter into transactions with affiliates. The revolving credit facility does not contain any other significant financial or coverage ratio covenants unless the Company takes advantage of the incremental advance provision. If we receive an advance under the incremental advance provision and if the remaining availability for additional borrowing under the facility is less than 10% of the applicable borrowing base for the line of credit at the time, the Company is required to maintain a fixed charge coverage ratio. The revolving credit facility also does not require that we repay all borrowings for a prescribed “clean-up” period each year. Our revolving credit facility does not require a daily sweep lockbox arrangement except upon the occurrence of an event of default under the facility or in the event the remaining availability for additional borrowings under the facility is less than a certain amount.

We currently believe that our cash flows from operations and funds available under our revolving credit facility will satisfy our expected working capital and capital requirements for at least the next 12 months. However, the weakening of, or other adverse developments concerning, our sales performance or adverse developments concerning the availability of credit under our revolving credit facility due to covenant limitations or other factors could limit the overall availability of funds to us. We may not have successfully anticipated our future capital needs or the timing of such needs and we may need to raise additional funds in order to take advantage of unanticipated opportunities. We also may need to raise additional funds to respond to changing business conditions or unanticipated competitive pressures. However, should the need arise, additional sources of financing may not be available or, if available, may not be on terms favorable to our stockholders or us. If we fail to raise sufficient funds, we may be required to delay or abandon some of our planned future expenditures or aspects of our current operations. For more information, please refer to the risk factors included in Item 1A, “Risk Factors,” entitled “We are dependent on external funding sources, including the terms of our revolving credit facility, which may not make available to us sufficient funds when we need them” and “Because our business requires a substantial level of liquidity, we are dependent upon a revolving credit facility with certain restrictive covenants that limit our flexibility.”

We are currently negotiating with the bank under our credit facility to amend the facility by increasing the amount available under the facility and by changing certain pricing and other terms. We currently anticipate entering into a definitive amendment to the facility in the second quarter of fiscal 2007. The additional amount that would be available under the facility would support our growth initiatives and the capital investments we are making to improve certain operational systems and processes.

Contractual Commitments

The following table summarizes our significant contractual cash obligations and other commercial commitments as of February 3, 2007:

	Payments Due By Period
	Total	Fiscal 2007	Fiscal 2008 through 2009	Fiscal 2010 through 2011	Thereafter
	(Dollars in thousands)
Operating leases(1)	$245,988	$47,382	$82,739	$58,157	$57,710
Capital leases	2,695	937	1,486	272	—
Line of credit(2)	69,213	—	—	69,213	—
Interest(3)	28,978	8,500	12,750	7,728	—
Standby letters of credit	9,821	9,821	—	—	—
Trade letters of credit	803	803	—	—	—
Purchase obligations for inventory(4)	52,526	52,526	—	—	—

Total	$410,024	$119,969	$96,975	$135,370	$57,710

(1)	Operating lease contractual commitments exclude insurance, real estate taxes, and repair and maintenance expenses related to those operating leases. In fiscal 2006, the Company incurred $21.3 million for these costs.
(2)	The costs reflect our long-term debt, gross of debt issuance costs of $0.8 million.
(3)	Interest payments in the future periods have been reflected based on average debt levels during fiscal 2006 and interest levels at the end of fiscal 2006 and reflects the June 2011 maturity date of the line of credit.
(4)	Represents estimated commitments at year-end to purchase inventory in the normal course of business to meet operating requirements.

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

RELATED PARTY TRANSACTIONS

In connection with his prior employment with the Company, Jason Camp, our former Senior Vice President, was asked to relocate to California in 2001. As part of his relocation package, we made a full recourse loan to Mr. Camp in the principal amount of $200,000. The interest on the outstanding principal amount of the loan was 8.0% per annum, compounded annually, and the entire amount of interest and all outstanding principal was due and payable on August 15, 2006, if not earlier pre-paid in full with interest. Mr. Camp paid in full the entire amount of accrued interest and outstanding principal in accordance with the terms of this loan agreement during fiscal 2006 in connection with his departure from the Company. Mr. Camp’s father is Robert E. Camp, a member of our board of directors.

We lease one of our properties from the previous owner and current employee of Michaels. Annual payments made in fiscal 2006, 2005, and 2004 were $456,000 per year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Our management believes the following critical accounting policies require significant judgments and estimates in the preparation of our Consolidated Financial Statements:

Sales Returns Reserve

We provide an allowance for sales returns based on historical return rates which generally considers both the level of merchandise returns and the time elapsed from the date of sale to the date of the return. This reserve is booked on a gross basis, reducing both total sales and cost of sales each period. Should actual return rate levels increase by 10% in fiscal 2006 or the customer return time lengthen by 10% in fiscal 2006, our results would be negatively impacted by approximately $0.2 million. At February 3, 2007 and January 28, 2006, the allowance for sales returns was approximately $2.1 million and $1.8 million, respectively.

Merchandise Inventories

Our retail inventories are carried at the lower of cost or market with cost determined on a weighted average cost method. Manufacturing inventories are carried at the lower of cost or market with cost determined at standard costs, approximating average costs. Costs include certain buying and distribution costs, including payroll and other costs related to the purchase of inventory. We write down inventories whenever markdowns reduce the selling price below cost. Additionally, we provide for monthly reserves on inventory based upon our estimate of shrinkage losses. Actual shrinkage is recorded based on the results of our physical inventory counts. We also write down our slow-moving and discontinued inventory to its estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, or if liquidation of the inventory is more difficult than anticipated, additional inventory write-downs may be required.

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

Since there is typically no active market for our long-lived tangible and intangible assets, we estimate fair values based on the expected future cash flows. We estimate future cash flows based on store-level historical results, current trends and operating and cash flow projections. Our estimates are subject to substantial uncertainty and may be affected by a number of factors outside our control, including general economic conditions, the competitive environment and regulatory changes. If actual results differ from our estimates of future cash flows, we may record significant additional impairment charges in the future. No impairment charges were recorded in fiscal 2006.

Self Insurance

We obtain insurance coverage for significant exposures as well as those risks that, by law, must be insured. It is generally our policy to retain a significant portion of certain losses related to workers’ compensation, general liability, property losses, business interruption and employee health care. We record provisions for these items based on an actuary report, claims experience, regulatory changes, an estimate of claims incurred but not yet reported and other relevant factors. The projections involved in this process are subject to substantial uncertainty because of several unpredictable factors, including actual future claims experience, regulatory changes, litigation trends and changes in inflation. Should the amount of claims be more or less than what we estimated or should the costs of claims increase or decrease beyond what we anticipated, reserves may need to be adjusted accordingly in future periods. At February 3, 2007 and January 28, 2006, we had accrual balances for these liabilities of approximately $4.4 million and $4.6 million, respectively.

Income Taxes and Valuation Allowance

We account for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our Company’s consolidated financial statements or tax returns. In estimating future tax consequences, we generally take into account all expected future events then known to us, other than changes in the tax law or rates, which are not permitted to be considered. Accordingly, if needed we may record a valuation allowance to reduce net deferred tax assets to the amount that is more likely than not to be realized. The amount of valuation allowance would be based upon management’s best estimate of the recoverability of the net deferred tax assets. While future taxable income and ongoing prudent and feasible tax planning are considered in determining the amount of the valuation allowance, the necessity for an allowance is subject to adjustment in the future. Specifically, in the event we were to determine that we would not be able to realize the net deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the net deferred tax assets would decrease income in the period such determination was made. This allowance does not alter our ability to utilize the underlying tax net operating loss and credit carryforwards in the future, the utilization of which is limited to achieving future taxable income. We recorded a full valuation allowance against our net deferred tax assets during fiscal 2005. However, in fiscal 2006, we reversed the $0.4 million valuation allowance associated with our wholly-owned Canadian subsidiary. We believe that the deferred tax assets for Canada are now realizable on a more likely than not basis and we have accordingly reversed this valuation allowance.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force (“EITF”) in Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation). Issue No. 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer including sales, use, value added and some excise taxes. We present such taxes on a net basis (excluded from revenues and costs). The adoption of Issue No. 06-3, which is effective for interim and annual reporting periods beginning after December 15, 2006, will have no impact on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. We expect to adopt the provisions of FIN 48 beginning from the first quarter of fiscal 2007. We are currently evaluating the effect of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company does not believe the adoption of SFAS 157 will have a material impact on the Company’s operating results or financial position.

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

Although we do enter into a significant amount of purchase obligations outside of the United States of America, to date these obligations have been settled mostly in U.S. dollars and, therefore, we believe we have only minimal exposure at present to foreign currency exchange risks. Historically, we have not hedged our currency risk and do not currently anticipate doing so in the future. However, it is possible that in the future a growing number of our purchases outside of the United States of America will be made in currencies other than the U.S. dollar. Consequently, fluctuations in the rates of exchange between the U.S. dollar and other currencies may subject us to foreign currency exchange risks in the future.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RESTORATION HARDWARE, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	February 3, 2007	January 28, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,461	$1,990
Accounts receivable	7,164	5,884
Merchandise inventories	192,805	158,647
Prepaid expense and other current assets	18,984	9,590

Total current assets	220,414	176,111

Property and equipment, net	87,961	92,360
Goodwill	4,560	4,560
Deferred tax assets, net	1,911	—
Other assets	1,521	1,237

Total assets	$316,367	$274,268

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$79,340	$62,818
Deferred revenue and customer deposits	9,556	8,304
Deferred tax liabilities, net	1,357	—
Other current liabilities	20,335	17,506

Total current liabilities	110,588	88,628

Long-term debt, net of issuance costs	68,384	58,126
Deferred lease incentives	23,515	27,465
Deferred rent	19,998	19,866
Other long-term obligations	1,774	51

Total liabilities	224,259	194,136

Commitments and contingencies (Note 10)

Stockholders equity:
Common stock, $.0001 par value, 60,000,000 shares authorized, 38,740,288 and 37,762,629 shares issued and outstanding at February 3, 2007 and January 28, 2006, respectively	4	4
Additional paid-in capital	178,176	169,187
Accumulated other comprehensive income	745	1,010
Accumulated deficit	(86,817)	(90,069)

Total stockholders' equity	92,108	80,132

Total liabilities and stockholders' equity	$316,367	$274,268

The accompanying notes are an integral part of these Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Net revenues	$712,810	$581,657	$525,823
Cost of revenue and occupancy	463,105	384,244	359,808

Gross profit	249,705	197,413	166,015
Selling, general and administrative expense	239,077	196,469	161,939

Income from operations	10,628	944	4,076
Interest expense, net	(7,233)	(4,050)	(2,472)

Income (loss) before income taxes	3,395	(3,106)	1,604
Income tax (expense) benefit	(143)	(26,201)	100

Net income (loss)	$3,252	$(29,307)	$1,704

Basic net income (loss) per share	$0.09	$(0.83)	$0.05

Diluted net income (loss) per share	$0.08	$(0.83)	$0.04

Shares used in computing basic net income (loss) per share	38,184	35,441	32,940
Shares used in computed diluted net income (loss) per share	39,221	35,441	38,183

The accompanying notes are an integral part of these Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit		Total Comprehensive (Loss) Income
						Unearned Comprehensive			Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE AT FEBRUARY 31, 2004	8,683	$8,541	32,768,065	$3	$158,174	$(234)	$1,055	$(62,466)	$96,532
Issuance of common stock	—	—	210,606	—	704	—	—	—	704
Tax benefit on exercise of stock options	—	—	—	—	145	—	—	—	145
Conversion of preferred stock to common stock	(210)	(210)	105,552	—	210	—	—	—	210
Stock compensation	—	—	—	—	—	—	—	—	—
Amortization of unearned stock compensation	—	—	—	—	—	234	—	—	234
Comprehensive income:
Net income	—	—	—	—	—	—	—	1,704	1,704	$1,704
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	—	—	(243)	—	(243)	(243)

Comprehensive income										1,461

BALANCE AT JANUARY 29, 2005	8,473	8,331	33,084,223	3	159,233	—	812	(60,762)	99,286
Issuance of common stock	—	—	418,262	—	1,623	—	—	—	1,623
Tax benefit on exercise of stock options	—	—	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	(8,473)	(8,331)	4,260,144	1	8,331	—	—	—	8,332
Amortization of unearned stock compensation	—	—	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(29,307)	(29,307)	(29,307)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	—	—	198	—	198	198

Comprehensive loss										(29,109)

BALANCE AT JANUARY 28, 2006	—	—	37,762,629	4	$169,187	—	1,010	(90,069)	80,132
Issuance of common stock	—	—	977,659	—	4,894	—	—	—	4,894
Tax benefit on exercise of stock options	—	—	—	—	74	—	—	—	74
Share-based compensation	—	—	—	—	4,021	—	—	—	4,021
Comprehensive income:
Net income	—	—	—	—	—	—	—	3,252	3,252	3,252
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	—	—	(265)	—	(265)	(265)

Comprehensive income										$2,987

BALANCE AT FEBRUARY 3, 2007	—	—	38,740,288	$4	$178,176	—	$745	$(86,817)	$92,108

The accompanying notes are an integral part of these Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Cash flows from operating activities:
Net income (loss)	$3,252	$(29,307)	$1,704
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	21,696	19,603	15,946
Impairment of property and equipment	—	294	—
Stock-based compensation expense	4,095	—	—
Excess benefits from stock based compensation	(74)	—	—
Net loss on disposal of property and equipment	878	—	—
Deferred income taxes	(554)	25,864	(2,442)
Changes in operating assets and liabilities:
Accounts receivable	(1,280)	1,799	(1,200)
Merchandise inventories	(34,158)	(14,462)	(41,259)
Prepaid expense, other current assets and other assets	(9,678)	3,092	(2,198
Accounts payable and accrued expenses	15,315	(1,401)	18,628
Deferred revenue and customer deposits	1,252	174	899
Other current liabilities	2,764	2,838	3,655
Deferred rent	132	(455)	97
Deferred lease incentives and other long-term obligations	(3,950)	(3,638)	(3,634)

Net cash provided (used) by operating activities	(310)	4,401	(9,804)

Cash flows from investing activities:
Capital expenditures	(15,152)	(29,695)	(13,380)
Proceeds from sale of assets	464	—	—

Net cash used by investing activities	(14,688)	(29,695)	(13,380)

Cash flows from financing activities:
Borrowings under line of credit, net	10,188	24,475	23,202
Debt issuance costs	(175)	(575)	(161)
Excess benefits from stock based compensation	74	—	—
Payment on capital leases and other long-term obligations	(333)	(125)	(209)
Issuance of common stock	4,894	1,623	704

Net cash provided by financing activities	14,648	25,398	23,536

Effects of foreign currency exchange rate translation	(179)	(18)	(451)

Net (decrease) increase in cash and cash equivalents	(529)	86	(99)
Cash and cash equivalents:
Beginning of period	1,990	1,904	2,003

End of period	$1,461	$1,990	$1,904

Additional cash flow information:
Cash paid during the year for interest	$7,096	$3,353	$1,880
Cash paid during the year for taxes	1,470	1,138	598
Non-cash transactions:
Property and equipment acquired under capital leases	2,733	54	—
Conversion of preferred stock to common stock	—	8,332	210

The accompanying notes are an integral part of these Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Restoration Hardware, Inc., a Delaware corporation (together with its subsidiaries collectively, the “Company”), is a specialty retailer of furniture, bathware, hardware, lighting, textiles, accessories and related merchandise. Through the Company’s subsidiary, The Michaels Furniture Company, Inc. (“Michaels”), the Company manufactures a line of high quality furniture for the home. These products are sold through retail locations, catalogs and the Internet. At February 3, 2007, the Company operated a total of 103 retail stores and eight outlets stores in 30 states, the District of Columbia and in Canada.

Basis of Presentation and Fiscal Years

The consolidated financial statements include the accounts of the Company. All inter-company balances and transactions are eliminated in consolidation. The Company operates on a 52—53 week fiscal year ending on the Saturday closest to January 31. The fiscal year ended February 3, 2007 (“fiscal 2006”) consisted of 53 weeks. The fiscal years ended January 28, 2006 (“fiscal 2005”) and January 29, 2005 (“fiscal 2004”) consisted of 52 weeks.

Use of Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s significant accounting estimates include determination of the fair value of stock awards to employees and directors (See “Stock-Based Compensation” within this Note 1 and Note 7, “Stock Option Plans,” for further discussion), deferred revenues, reserves for sales returns, reserves and write-downs on inventory, the impairment of long-lived assets, gift certificates and merchandise credit liabilities, capitalized freight and indirect inventory costs, prepaid catalog amortization, the adequacy of self insurance reserves and realization of net deferred tax assets, including the valuation allowances on these tax assets. Actual results for these and other estimates could differ from those estimates.

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

Merchandise Inventories

The Company’s retail inventories are carried at the lower of cost or market with cost determined on a weighted average cost method. Manufacturing inventories are carried at the lower of cost or market with cost determined at standard costs, approximating average costs. Costs include certain buying and distribution costs, including payroll and other costs related to the purchase of inventory. The Company writes down inventories whenever markdowns reduce the selling price below cost. Additionally, it provides for reserves on inventory based upon estimated shrinkage losses. The Company also writes down its slow-moving and discontinued inventory to its estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, or if liquidation of the inventory is more difficult than anticipated, additional inventory write-downs may be required. The Company’s inventory reserve balance was $2.7 million at February 3, 2007 and January 28, 2006.

Prepaid Catalog and Advertising Expenses

Prepaid catalog expenses consist of the cost to prepare, print and distribute catalogs. Such costs are amortized over the expected period in which revenue is generated from each catalog based on historical experience, which is approximately five months. At February 3, 2007 and January 28, 2006, the Company had $11.4 million and $6.9 million, respectively, of prepaid catalog costs that are included in prepaid expense and other current assets on the accompanying consolidated balance sheets.

Advertising costs primarily represent the costs associated with the Company’s catalog mailings, as well as print and web site marketing. For the fiscal 2006, fiscal 2005, and fiscal 2004, advertising costs were approximately $72.8 million, $52.2 million and $40.2 million, respectively.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired from the purchase of Michaels. The Company reviews goodwill for impairment annually, or more frequently if events or changes in circumstances warrant. If the carrying values of such assets were to exceed their estimated fair values, the Company would record an impairment loss to write the assets down to their estimated fair values. There was no impairment charge recorded against goodwill in fiscal 2006, fiscal 2005 or fiscal 2004. The Company’s goodwill balance at February 3, 2007 and January 28, 2006 was $4.6 million.

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

No impairment charge was recorded in fiscal 2006 and fiscal 2004. For fiscal 2005, the Company recorded a $0.3 million impairment charge on the long-lived assets of two underperforming stores. The impairment charge was equal to the difference between the carrying value of the long-lived assets and the present value of estimated future cash flows for the stores.

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

Store Closure Reserves

The Company recognizes a liability for costs associated with closing a store when the liability is incurred. The Company records the present value of expected future lease costs and other closure costs when the store is closed. The Company records severance and other employee-related costs in the period in which it communicates the closure and related severance packages to the affected employees. Costs incurred in connection with closure of two underperforming stores were fully recognized during fiscal 2004 and no amounts remained accrued as of February 3, 2007 and January 28, 2006, respectively.

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

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses represent amounts owed to third parties. Accounts payable and accrued expenses included negative cash balances due to outstanding checks of approximately $12.0 million and $7.6 million at February 3, 2007 and January 28, 2006, respectively.

Gift Certificates and Merchandise Credits

The Company sells gift certificates and issues merchandise credits to its customers in its retail stores and through its direct channels. Revenue associated with gift certificates and merchandise credits is deferred until either: (i) redemption of the gift certificate and merchandise credits; or (ii) when the likelihood of redemption is remote and there exists no legal obligation to remit the value of unredeemed gift certificates or merchandise credits to the relevant jurisdictions. The unredeemed gift certificate and merchandise credit balance was $15.3 million at February 3, 2007 and $13.7 at January 28, 2006, which are included in other current liabilities in the consolidated balance sheets.

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

At February 3, 2007 and January 28, 2006, the Company had accrual balances for these liabilities of approximately $4.4 million and $4.6 million, respectively, which are included in accounts payable and accrued expenses in the consolidated balance sheets.

Revenue Recognition

Revenue: The Company recognizes revenues and the related cost of goods sold when the merchandise is received by its customers. Revenue from retail sales (excluding home-delivered merchandise) is recognized at the point of sale in the store and from direct-to-customer and home-delivered sales is recognized when the merchandise is delivered to the customer. The Company records the sale as revenue in the channel where the transaction originated. Sales tax collected is not recognized as revenue and is included on the consolidated balance sheets in accounts payable and accrued expenses.

Shipping and handling: The Company records shipping and handling fees as revenue when the merchandise is delivered to the customer in the revenue channel where the sales transaction originated. Costs of shipping and handling are included in cost of revenue and occupancy.

Returns: The Company provides an allowance for sales returns based on historical return rates. At February 3, 2007 and January 28, 2006, the allowance for sales returns was approximately $2.1 million and $1.8 million, respectively.

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

Selling, General and Administrative Expense

Selling, general and administrative expense includes employment costs related to store and corporate associates, catalog production and mailing costs, other marketing costs, credit card fees, occupancy costs for corporate associates, professional fees and other store and corporate administrative costs including costs of insurance.

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

Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares of common stock outstanding for the period. Diluted net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive shares of common stock equivalents outstanding during the period. Diluted net income (loss) per share of common stock reflects the potential dilution that could occur if options or warrants to issue shares of common stock were exercised, or shares of preferred stock were converted into shares of common stock. The following table details potentially dilutive shares of common stock equivalents that have been excluded from fiscal 2005 diluted loss per share because their inclusion would be anti-dilutive but included in diluted earnings per share for fiscal 2006 and 2004:

	Fiscal Year
	2006	2005	2004
Convertible preferred stock and options:
Shares of common stock subject to outstanding options	1,036,911	876,218	940,332
Shares of common stock subject to conversion from the Series A preferred stock	—	2,130,072	4,302,029

Total shares of common stock equivalents	1,036,911	3,006,290	5,242,361

The above stock options represent only those stock options whose exercise prices were less than the average market price of the stock during the respective periods and therefore were dilutive. The number of shares of stock options excluded from the above amounts because their exercise prices exceeded the average market price of the stock during the respective periods was 3,284,670 in fiscal 2006, 4,052,768 in fiscal 2005 and 2,650,311 in fiscal 2004.

Total Comprehensive (Loss) Income

Total comprehensive (loss) income consists of net (loss) income and foreign currency translation adjustments. The components of total comprehensive (loss) income are presented in the consolidated statements of stockholders’ equity.

Foreign Currency Translation

Local currencies are generally considered the functional currencies outside the United States of America. The assets and liabilities of the Company and its subsidiaries, which are denominated in currencies other than the U.S. dollar, are translated to U.S. dollars at the rate of exchange in effect at the balance sheet date; income and expenses are translated at average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated other comprehensive income section of the consolidated statements of stockholders’ equity. Foreign currency gains and losses resulting from transactions denominated in foreign currencies are included in the consolidated statements of operations.

Stock-Based Compensation

Effective January 29, 2006, the Company adopted SFAS No. 123R revised “Share-Based Payment” (“SFAS 123R”), which establishes accounting for non-cash, stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized over the requisite service period, which for the Company is generally the vesting period. The Company adopted SFAS 123R using the modified prospective method. Prior periods are not revised for comparative purposes under this method. For all unvested options outstanding as of January 28, 2006, compensation expense previously measured but unrecognized, will be recognized in the statement of operations over the remaining service period based on the fair value at the original grant date. For equity-based compensation granted subsequent to January 28, 2006, compensation expense, based on the fair value on the date of grant, is recognized in the consolidated statement of operations over the requisite service period.

Consistent with the valuation method previously reflected only in pro forma disclosure as permitted by the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, prior to January 29, 2006, the Company used the Black-Scholes-Merton (“Black-Scholes”) option pricing model to estimate the fair value of stock-based awards under SFAS 123R. The weighted-average grant date fair value of employee stock options granted was $4.12 during fiscal 2006, $2.98 during fiscal 2005 and $2.51 during fiscal 2004. The Company used the Black-Scholes option-pricing model to estimate the fair value of each stock option granted based on the following weighted-average assumptions:

	Fiscal Year
	2006	2005	2004
Dividend yield	—	—	—
Expected volatility	74%	52%	65%
Risk-free interest rate	4.93%	4.40%	3.47%
Expected life (years)	4.5	4.5	4.5

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

In accordance with SFAS 123R, the Company adjusts forfeiture estimates based on actual forfeiture experience for all awards with service conditions. The effect of forfeiture adjustments during fiscal 2006 was not significant.

For fiscal 2006, the Company recorded $3.4 million for pre-tax stock-based compensation under SFAS 123R, of which $2.5 million was recorded to selling, general and administrative expenses and $0.9 million was recorded to cost of revenue and occupancy.

During fiscal 2006, the Company completed a voluntary review of its historical stock option practices that was overseen by the Audit Committee of the Board of Directors with the assistance of outside legal counsel. The Company determined that it used incorrect measurement dates with respect to the accounting for certain previously granted stock options, primarily during the years 2002 through 2004 as a result of lapses in documentation and deficiencies in option plan administration controls. Accordingly, the

Company recorded a pretax cumulative charge of $0.6 million in fiscal 2006, $0.3 million in selling, general and administrative expenses and $0.3 million in cost of revenue and occupancy, related to certain grants dating back to fiscal 2002 based upon the Company’s determination that such grants had intrinsic value on the applicable measurement dates of the option grants.

The Company is currently assessing the impact, if any, of negative tax consequences that might arise from certain affected employees as a result of this matter. The Company may decide to compensate those employees for any such negative tax consequences that have arisen. Any such compensation that the Company may elect to make to the employees for any negative tax effects would be recorded at the time that a decision is made as to this matter.

The following table illustrates the proforma effect on net income (loss) and net income (loss) per share if the Company had applied the fair value provisions of SFAS 123 to share-based compensation for the periods prior to the adoption of SFAS 123R. The share-based compensation amounts presented below have been adjusted to reflect the expected calculation of compensation expense for the periods presented. While the Company correctly disclosed its expected option life from grant date of 4.5 years, the Company erroneously calculated compensation expense in fiscal 2005 and fiscal 2004 based on a 7 year expected option life. The table presented below has been revised from the Company’s previous Form 10-K filing for fiscal 2005 and fiscal 2004.

	Fiscal Year
	2005	2004
	(Dollars in thousands, except per share amounts)
Net (loss) income, as reported	$(29,307)	$1,704
Add: stock-based employee compensation expense for options granted below fair market value included in reported net (loss) income (net of tax)	—	141
Deduct: compensation expense for all stock-based employee compensation (net of tax) calculated in accordance with the fair value method	(3,659)	(2,334)

Pro forma net loss	$(32,966)	$(489)

Net (loss) income per share of common stock:
Basic, as reported	$(0.83)	$0.05
Basic, pro forma	$(0.93)	$(0.01)
Diluted, as reported	$(0.83)	$0.04
Diluted, pro forma	$(0.93)	$(0.01)

In fiscal 2005, there was no assumed tax rate attributed to the stock-based employee compensation expense due to the provision of a full valuation allowance on the Company’s net deferred tax assets. In fiscal 2004, the assumed tax rate attributed to the stock-based employee compensation expense was 40%.

See Note 7, “Stock Option Plans,” for further discussion of the Company’s stock-based employee compensation plans.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensuses reached by the Emerging Issues Task Force (“EITF”) in Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation). Issue No. 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer including sales, use, value added and some excise taxes. The Company presents such taxes on a net basis (excluded from revenues and costs). The adoption of Issue No. 06-3, which is effective for interim and annual reporting periods beginning after December 15, 2006, will have no impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an Interpretation of SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt the provisions of FIN 48 beginning from the first quarter of fiscal 2007. The Company is currently evaluating the effect of adopting FIN 48 on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company does not believe the adoption of SFAS 157 will have a material impact on the Company’s operating results or financial position.

NOTE 2. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	February 3, 2007	January 28, 2006
	(Dollars in thousands)
Leasehold improvements	$157,223	$153,448
Furniture, fixtures and equipment	21,690	20,731
Machinery and equipment	10,874	12,528
Computer software	20,098	10,875
Equipment under capital leases(1)	2,856	548

Total	212,741	198,130
Less accumulated depreciation and amortization	(124,780)	(105,770)

Property and equipment, net	$87,961	$92,360

(1)	Accumulated amortization of $0.9 million and $0.3 million for fiscal 2006 and 2005, respectively, relates to equipment classified as capital leases.

NOTE 3. LEASES

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

The aggregate future minimum rental payments under leases in effect at February 3, 2007 (including renewals and substitute leases entered into after year end) are as follows:

FISCAL YEAR	Capital Leases	Operating Leases	Total
	(Dollars in thousands)
2007	$937	$47,382	$48,319
2008	917	44,349	45,266
2009	569	38,390	38,959
2010	249	32,016	32,265
2011	23	26,141	26,164
Thereafter	—	57,710	57,710

Minimum lease commitments	2,695	$245,988	$248,683

Less amount representing interest	(296)

Present value of capital lease obligations	2,399
Less current portion	(789)

Long-term portion	$1,610

Lease payments that depend on factors that are not measurable at the inception of the lease, such as future sales volume, are contingent rentals and are excluded from minimum lease payments and included in the determination of total rental expense when it is probable that the expense has been incurred and the amount is reasonably estimable. Future payments for insurance, real estate taxes, and repair and maintenance to which the Company is obligated are excluded from minimum lease payments. Minimum and contingent rental expense under operating leases is as follows:

	Fiscal Year
	2006	2005	2004
	(Dollars in thousands)
Operating leases:
Minimum rental expense	$46,095	$42,262	$39,324
Contingent rental expense	715	783	777

Total	$46,810	$43,045	$40,101

NOTE 4. LONG-TERM DEBT, NET OF DEBT ISSUANCE

The Company has in place a $150.0 million revolving credit facility, the maturity date of which was extended from June 30, 2009 to June 30, 2011 under an amendment to facility that the Company entered into on June 19, 2006 (the “Amendment”). The availability of credit at any given time under the revolving credit facility is limited by reference to a borrowing base formula (which includes an adjustment to the advance rate against eligible inventory and eligible accounts receivables for incremental advances as described below) based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and reserves established by the agent of the revolving credit facility. The revolving credit facility also provides for incremental advances with availability determined from the application of a higher advance rate on eligible inventory and eligible accounts receivables constituting part of the borrowing base. In order to obtain these incremental advances, the Company is required to maintain a minimum fixed charge coverage ratio if the remaining availability for additional borrowing under the facility is less than 10% of the applicable borrowing base for the line of credit at the time. The incremental advances would be subject to higher interest rates. The revolving credit facility is secured by the Company’s assets, including accounts receivable, inventory, general intangibles, equipment, goods and fixtures.

As of February 3, 2007, $68.4 million was outstanding under the facility, net of unamortized debt issuance costs of $0.8 million, and there was $10.6 million in outstanding letters of credit. As a result of the Amendment, the balance of $68.4 million at February 3, 2007 is considered a long-term liability rather than a current liability and has been classified accordingly. Borrowings made under the revolving credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin. As of February 3, 2007, the bank’s reference rate was 8.25% and the LIBOR plus margin rate was 7.07%. Borrowings that are incremental advances under the revolving credit facility are subject to interest at the bank’s reference rate plus a margin or LIBOR plus a higher margin. The availability of credit at any given time under the revolving credit facility is limited by reference to a borrowing base formula (which includes an adjustment to the advance rate against eligible inventory and eligible accounts receivables for incremental advances as described above) based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and reserves established by the agent of the revolving credit facility. As a result of the borrowing base formula, the actual borrowing availability under the facility could be less than the stated amount of the facility reduced by the actual borrowings and outstanding letters of credit. As of February 3, 2007, the Company’s borrowing availability under the facility of $38.2 million.

The revolving credit facility contains various restrictive covenants, including limitations on the ability to make liens, make investments, sell assets, incur additional debt, merge, consolidate or acquire other businesses, pay dividends and other distributions, and enter into transactions with affiliates. The revolving credit facility does not contain any other significant financial or coverage ratio covenants unless the Company takes advantage of the incremental advance provision and availability under the revolving credit facility is less than 10%. If the Company does receive an advance under the incremental advance provision and if the remaining availability for additional borrowing under the facility is less than 10% of the applicable borrowing base for the line of credit at the time, the Company is required to maintain a fixed charge coverage ratio. The revolving credit facility also does not require that the Company repay all borrowings for a prescribed “clean-up” period each year. The revolving credit facility does not require a daily sweep lockbox arrangement except upon the occurrence of an event of default under the facility or in the event the remaining availability for additional borrowings under the facility is less than a certain amount.

As of January 28, 2006, $58.1 million was outstanding under the line of credit, net of unamortized debt issuance costs of $0.9 million, and there was $11.8 million in outstanding letters of credit.

NOTE 5. INCOME TAXES

The Company accounts for income taxes using the asset and liability method under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). The Company provides a deferred tax expense or benefit for differences between financial accounting and tax reporting. Deferred income taxes represent future net tax effects of temporary differences between the consolidated financial statements and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

	Fiscal Year
	2006	2005	2004
	(Dollars in thousands)
Current:
Federal	$(251)	$32	$1,816
State	168	40	108
Foreign	631	383	483

Total current tax expense	548	455	2,407

Deferred:
Federal	—	19,942	(3,011)
State	—	5,487	57
Foreign	(405)	317	447

Total deferred tax expense (benefit)	(405)	25,746	(2,507)

Total income tax expense (benefit)	$143	$26,201	$(100)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	February 3, 2007	January 28, 2006
	(Dollars in thousands)
Current deferred tax assets (liabilities):
Accrued expense	$3,818	$3,417
State tax benefit	(473)	(500)
Inventory	5,217	4,439
Deferred revenue	3,948	3,305
Prepaid expense and other	(5,427)	(3,578)
Deferred lease credits	(3,113)	—
Net operating loss carryforwards	2,733	—

Net current deferred tax assets	6,703	7,083

Long-term deferred tax assets (liabilities):
State tax benefit	(1,417)	(1,429)
Stock-based compensation	950	—
Deferred lease credits	(2,803)	(6,723)
Property and equipment	22,176	15,959
Net operating loss carryforwards	230	12,880
Other	716	99

Net long-term deferred tax assets	19,852	20,786

Total net deferred tax assets before valuation allowance	26,555	27,869
Valuation allowance	(26,001)	(27,869)

Total net deferred tax assets, net of valuation allowance	$554	$—

A reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Fiscal Year
	2006	2005	2004
Provision at statutory tax rate	34.0%	(34.0)%	34.0%
State income taxes, net of federal tax impact	7.1	(2.8)	4.2
Foreign income	1.0	(1.2)	4.1
Net adjustments to tax accruals and other	(14.8)	1.2	138.6
Valuation allowance	(39.3)	880.3	(187.1)
Stock-based compensation	16.2	—	—

Total	4.2%	843.5%	(6.2)%

As of February 3, 2007, the Company had federal and state net operating loss carryovers of approximately $10 million and $14 million, respectively. Of these amounts, $3.5 million and $1.5 million represent federal and state tax deductions, respectively, from stock option compensation. The tax benefit from these deductions will be recorded as an adjustment to additional paid-in-capital in the year in which the benefit is realized. These net operating loss carryovers will expire between 2007 and 2026. Internal Revenue Code Section 382 and similar state rules place a limitation on the amount of taxable income which can be offset by net operating loss carryforwards after a change in ownership (generally greater than 50% change in ownership). Due to these provisions, utilization of the net operating loss carryforwards may be limited.

SFAS 109 requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally takes into account all expected future events then known to it, other than changes in the tax law or rates, which are not permitted to be considered. Accordingly, if needed the Company may record a valuation allowance to reduce net deferred tax assets to the amount that is more likely than not to be realized. The amount of valuation allowance would be based upon management’s best estimate of the recoverability of the net deferred tax assets. While future taxable income and ongoing prudent and feasible tax planning are considered in determining the amount of the valuation allowance, the necessity for an allowance is subject to adjustment in the future. Specifically, in the event the Company were to determine that it would not be able to realize the net deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the net deferred tax assets would decrease income in the period such determination was made. This allowance does not alter the Company’s ability to utilize the underlying tax net operating loss and credit carryforwards in the future, the utilization of which is limited to achieving future taxable income. Accordingly, the Company recorded a full valuation allowance against the net deferred tax assets during fiscal 2005. In fiscal 2006, the Company reversed the $0.4 million valuation allowance associated with its wholly-owned Canadian subsidiary. The Company believes that the deferred tax assets for Canada are now realizable on a more likely than not basis and has accordingly reversed the valuation allowance.

During fiscal 2006 the Company filed for and received approval from the Internal Revenue Service for a change in tax accounting method. The request was filed to correct our historic tax method of accounting for construction allowances and resulted in a cumulative taxable income adjustment of approximately $29.5 million related to income that had been previously deferred for tax purposes. This cumulative charge is allowed to be ratably recognized as taxable income over a four-year period commencing from fiscal 2006 pursuant to Internal Revenue Code Section 481(a). The Company recognized $7.4 million of the $29.5 million in fiscal 2006. The remaining $22.1 million of the 481(a) adjustment will be ratably recognized into taxable income over the next three years.

In November 2005, the FASB issued FASB Staff Position No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The Company has elected to adopt the alternative transition method for calculating the tax effects of share-based compensation pursuant to FAS 123R-3. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

NOTE 6. COMMON STOCK

The Company is authorized to issue up to 60,000,000 shares of common stock, par value of $.0001 per share, and 5,000,000 shares of preferred stock, par value of $.0001 per share.

At February 3, 2007, the Company has reserved the following shares of common stock for issuance in connection with:

	Issuable upon conversion or exercise of outstanding securities	Available for future sales and grants	Total shares of common stock reserved
Stock options	6,460,403	2,333,877	8,794,280

NOTE 7. STOCK OPTION PLANS

Stock-Based Compensation Plans

In April 1998, the Company’s Board of Directors approved the 1998 Stock Incentive Plan (“1998 Plan”), which serves as the successor to the Company’s 1995 Stock Option Plan (“the Predecessor Plan”). The 1998 Plan is divided into five separate components: (i) the Discretionary Option Grant Program, (ii) the Stock Issuance Program, (iii) the Salary Investment Option Grant Program, (iv) the Automatic Option Grant Program and (v) the Director Fee Option Grant Program. The Discretionary Option Grant

Program and Stock Issuance Program are administered by the Compensation Committee. The Compensation Committee has the sole and exclusive authority to make grants to executive officers. The Compensation Committee also has concurrent authority under the Discretionary Option Grant Program with a Secondary Committee of the Board of Directors. The Secondary Committee has discretionary authority to make grants to eligible individuals other than executive officers pursuant to guidelines issued from time to time by the Board of Directors. Neither the Salary Investment Option Grant Program nor the Director Fee Option Grant Program is currently in use by the Company.

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

In May 2001, the Company’s Board of Directors adopted a stock option program (the “Program”) outside of the Company’s 1998 Plan pursuant to which options exercisable for up to 1,000,000 shares of common stock may be granted. Under the Program, the Board of Directors authorized a special purpose committee of the Board of Directors to administer the Program. The special purpose committee was authorized to make non-statutory stock option grants to individuals as inducements to enter employment with the Company or, to the extent otherwise allowed under Nasdaq rules, as inducements to continue their employment with the Company, provided that in either case the terms of such grants were substantially similar to the terms of the stock option grants made pursuant to the 1998 Plan. However, the special purpose committee was not authorized to grant an option to acquire more than 50,000 shares to any one individual. Additionally, under the Program, options were allowed to be granted with an exercise price below the market price on The Nasdaq Global Market on the date of grant, provided the special purpose committee first obtained approval of such grants from either the Board of Directors or the Compensation Committee. In no event was any option to have an exercise price less than $2.00 per share. Vesting, exercise prices and other terms of the options were fixed by the special committee. Generally, options vest in one-fourth increments over a four-year period and have a term of not more than ten years from the grant date. The Board of Directors or the Compensation Committee could, in either’s sole discretion and at any time, restrict or withdraw from the special purpose committee, as to any particular matters or categories of matters, the authority to make any or particular option grants under the Program. All options have contractual lives of ten (10) years.

A summary of all stock option activity is set forth below:

	Number Of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (Dollars in thousands)	Weighted Average Remaining Contractual Term
Options outstanding at January 31, 2004	4,349,992	$5.98
Granted with exercise price at fair value (weighted average fair value of $4.93)	3,403,216	5.80
Exercised	(210,606)	3.35
Canceled	(1,153,492)	6.03

Options outstanding at January 29, 2005	6,389,110	$5.97
Granted with exercise price at fair value (weighted average fair value of $3.69)	1,675,443	6.42
Exercised	(418,262)	3.88
Canceled	(950,133)	7.81

Options outstanding at January 28, 2006	6,696,158	5.95
Granted with exercise price at fair value (weighted average fair value of $4.12)	2,008,916	6.84
Exercised	(977,659)	4.97
Canceled	(1,267,012)	6.34

Options outstanding at February 3, 2007	6,460,403	$6.30	$8,408	7.08

Options vested at January 29, 2005	2,313,263	$6.65

Options vested at January 28, 2006	2,720,900	$6.11

Options vested and expected to vest at February 3, 2007	4,911,189	$6.21	$7,310	6.65

Options exercisable at February 3, 2007	2,818,151	$6.15	$5,062	5.73

Options available for future grant at February 3, 2007	2,333,877

The total intrinsic value of options exercised was $2.5 million in fiscal 2006, $1.3 million in fiscal 2005 and $0.6 million in fiscal 2004. As of February 3, 2007, there was $3.0 million of unrecognized compensation cost related to stock options granted under the company’s stock option plans. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining vesting period of 1.36 years.

Additional information regarding options outstanding as of February 3, 2007 is as follows:

	Options Exercisable		Options Outstanding
	Number of Shares	Weighted average exercise price	Number of Shares	Weighted average remaining contractual life	Weighted average exercise price
Range of per-share exercise prices:
$ 0.32 — $ 4.50	891,642	$3.18	1,291,775	5.79	$3.46
$ 4.57 — $ 6.00	752,875	5.39	1,404,021	7.04	5.40
$ 6.01 — $ 6.69	323,968	6.21	1,307,166	7.37	6.24
$ 6.80 — $ 7.87	249,578	7.52	1,369,228	8.57	7.02
$ 7.95 — 22.00	600,088	10.91	1,088,213	6.42	9.99

	2,818,151	6.15	6,460,403	7.08	6.30

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

NOTE 8. EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees who meet certain service and age requirements. Participants may contribute up to 50% of their salaries to a maximum of $15,500 and $15,000, for calendar years 2007 and 2006, respectively. The Company matches 50% of the employees’ contribution up to a maximum of 3% of their base salary. The Company contributed approximately $510,000, $429,000, and $353,000 in fiscal 2006, 2005 and 2004, respectively.

NOTE 9. RELATED PARTY TRANSACTIONS

In connection with his prior employment with the Company, Jason Camp, former Senior Vice President of the Company, was asked to relocate to California in 2001. As part of his relocation package, the Company made a full recourse loan to Mr. Camp in the principal amount of $200,000. The interest on the outstanding principal amount of the loan was 8.0% per annum, compounded annually, and the entire amount of interest and all outstanding principal was due and payable on August 15, 2006, if not earlier pre-paid in full with interest. Mr. Camp paid in full the entire amount of accrued interest and outstanding principal in accordance with the terms of this loan agreement during fiscal 2006 in connection with his departure from the Company. Mr. Camp’s father is Robert E. Camp, a member of the Company’s board of directors.

The Company leases one of its properties from the previous owner and current employee of Michaels. Annual payments made in fiscal 2006, 2005 and 2004 were $456,000 per year.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company is a party from time to time to various legal claims, actions and complaints. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management of the Company currently believes that disposition of any such matters will not have a material adverse effect on the Company’s consolidated financial statements.

NOTE 11. SEGMENT REPORTING

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

Financial information for the Company’s business segments is as follows:

	Fiscal Year
	2006	2005	2004
	(Dollars in thousands)
Net revenue:
Retail	$469,185	$421,666	$406,833
Direct-to-customer	243,625	159,991	118,990

Consolidated net revenue	$712,810	$581,657	$525,823

Income (loss) from operations:
Retail	59,016	49,154	51,932
Direct-to-customer	38,392	21,329	14,280
Unallocated	(86,780)	(69,539)	(62,136)

Consolidated income (loss) from operations	$10,628	$944	$4,076

NOTE 12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for fiscal 2006 and 2005 is as follows:

Fiscal year ended February 3, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Net revenue	$133,380	$179,343	$157,073	$243,014
Cost of revenue and occupancy	88,495	120,098	103,232	151,280

Gross profit	44,885	59,245	53,841	91,734
Selling, general and administrative expense	48,353	57,138	57,545	76,041

Income (loss) from operations	(3,468)	2,107	(3,704)	15,693

Interest expense, net	(1,424)	(1,739)	(2,119)	(1,951)

Income (loss) before income taxes	(4,892)	368	(5,823)	13,742
Income tax (expense) benefit	(21)	(132)	115	(105)

Net (loss) income	$(4,913)	$236	$(5,708)	$13,637

Net (loss) income per share:
Basic (1)	$(0.13)	$0.01	$(0.15)	$0.35
Diluted (2)	$(0.13)	$0.01	$(0.15)	$0.34

Fiscal year ended January 28, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Net revenue	$117,465	$144,781	$128,402	$191,009
Cost of revenue and occupancy	81,823	101,507	84,033	116,881

Gross profit	35,642	43,274	44,369	74,128
Selling, general and administrative expense	39,986	46,437	50,302	59,744

(Loss) income from operations	(4,344)	(3,163)	(5,933)	14,384

Interest expense, net	(825)	(834)	(1,164)	(1,227)

(Loss) income before income taxes	(5,169)	(3,997)	(7,097)	13,157
Income tax benefit (expense) (3)	2,056	1,535	2,887	(32,679)

Net loss	$(3,113)	$(2,462)	$(4,210)	$(19,522)

Net loss per share:
Basic (1)	$(0.09)	$(0.07)	$(0.11)	$(0.52)
Diluted	$(0.09)	$(0.07)	$(0.11)	$(0.52)

(1)	Basic net income (loss) per share is calculated for interim periods including the effect of stock options exercised in prior interim periods. Basic net income (loss) per share for the fiscal year is calculated using weighted shares outstanding based on the date stock options were exercised. Therefore, basic net income (loss) per share for the cumulative four quarters may not equal the fiscal year basic net income (loss) per share amount.
(2)	Diluted net income per share for the fiscal year and for interim periods with net income is computed based on the weighted average common shares outstanding, which include potentially dilutive common stock equivalents. Interim periods with net losses were computed based solely on weighted average common shares outstanding. Therefore, the net income (loss) per share for the cumulative four quarters do not equal the net income (loss) per share for the full fiscal year.
(3)	Fourth quarter fiscal 2005 income tax expense includes a full valuation allowance against net deferred tax assets, net of $27.9 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Restoration Hardware, Inc.

Corte Madera, California

We have audited the accompanying consolidated balance sheets of Restoration Hardware, Inc. and subsidiaries (the "Company") as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended February 3, 2007. We also have audited management's assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that the Company maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Restoration Hardware, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments,” effective January 29, 2006.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
April 11, 2007

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal year, February 3, 2007. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of February 3, 2007 were effective.

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

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are made only in accordance with authorizations of our management and Board of Directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the Consolidated Financial Statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 3, 2007 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (“COSO Framework”). Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of February 3, 2007.

Deloitte & Touche LLP, our independent auditors, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is included in their report on page 47.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during fiscal 2006 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On April 5, 2007, the Compensation Committee of the Board of Directors of the Company established the performance objectives for the award of cash bonuses under the Company’s Management Incentive Plan (the “Plan”) to eligible employees, including the executive officers of the Company, for fiscal year 2007. Under the Plan, if the Company achieves specified results with respect to the Company’s EBT (earnings before taxes) for fiscal year 2007, the Company will fund a bonus pool to be paid to eligible employees. The size of the bonus pool will be determined by the Company’s EBT performance.

The amount that each participant will receive of any bonus pool is a percentage of the participant’s base salary, with the specific amount of such bonus, if any, dependent upon the level of achievement of individual and Company performance goals. For the Company’s President and CEO, the amount received of any such bonus pool will be from 20% of base salary to up to 200% of base salary, with a target bonus amount of 100% of base salary. For the Company’s other executive officers, the amount such officers will receive of any bonus pool ranges from 4% to 8% of base salary to up to 80% to 120% of base salary, with target bonus amounts ranging from 40% to 50% of base salary.

Any bonus payments will be conditional upon the participant’s continued employment by the Company through the bonus payment date and will be pro rated for employees who have served for less than the full fiscal year.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information will be contained in our definitive proxy statement with respect to our 2007 annual meeting of stockholders that will be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and such information is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

This information will be contained in our definitive proxy statement with respect to our 2007 annual meeting of stockholders that will be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and such information is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information will be contained in our definitive proxy statement with respect to our 2007 annual meeting of stockholders that will be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and such information is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information will be contained in our definitive proxy statement with respect to our 2007 annual meeting of stockholders that will be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and such information is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information will be contained in our definitive proxy statement with respect to our 2007 annual meeting of stockholders that will be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and such information is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements are filed as a part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements: The following Consolidated Financial Statements, together with notes thereto and the report thereon of Deloitte & Touche LLP are set forth in Item 8 of Part II of this Annual Report on Form 10-K:

(i) Consolidated Balance Sheets at February 3, 2007 and January 28, 2006;

(ii) Consolidated Statements of Operations for the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005;

(iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005; and

(iv) Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005.

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

RESTORATION HARDWARE, INC.

	By:	/s/ GARY G. FRIEDMAN
Date: April 11, 2007		Gary G. Friedman
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ GARY G. FRIEDMAN	Chairman, President and Chief Executive Officer (Principal Executive Officer)	April 11, 2007
Gary G. Friedman

/s/ CHRIS NEWMAN	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 11, 2007
Chris Newman

/s/ VIVIAN C. MACDONALD	Vice President, Corporate Controller	April 11, 2007
Vivian C. Macdonald	(Principal Accounting Officer)

/s/ DAMON H. BALL	Director	April 11, 2007
Damon H. Ball

/s/ ROBERT E. CAMP	Director	April 11, 2007
Robert E. Camp

/s/ ROBERT C. HAMER III	Director	April 11, 2007
Robert C. Hamer III

/s/ RAYMOND C. HEMMIG	Director	April 11, 2007
Raymond C. Hemmig

/s/ GLENN J. KREVLIN	Director	April 11, 2007
Glenn J. Krevlin

/s/ M. ANN RHOADES	Director	April 11, 2007
M. Ann Rhoades

/s/ T. MICHAEL YOUNG	Director	April 11, 2007
T. Michael Young

EXHIBIT INDEX

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
3.1	Second Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to exhibit number 3.1 of the Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on October 24, 2001)

3.2	Amended and Restated Bylaws, as amended to date (incorporated by reference to exhibit number 3.2 of Form 10-Q for the quarterly period ended October 31, 1998 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 15, 1998)

3.3	Reference is made to Exhibit 4.5

4.1	Reference is made to Exhibit 3.1

4.2	Reference is made to Exhibit 3.2

4.3	Specimen Common Stock Certificate (incorporated by reference to exhibit number 4.3 of the Registration Statement on Form S-1/A (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 2, 1998)

4.4	Certificate of Designation of Series A and Series B Preferred Stock (incorporated by reference to exhibit number 4.6 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

4.5	Consent and Waiver Regarding Additional Financing (incorporated by reference to exhibit number 10.2 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on May 23, 2001)

4.6	Amended and Restated Letter Agreement, dated as of March 21, 2001, by and among certain holders of Series A preferred stock (incorporated by reference to exhibit number 4.9 of the Registration Statement on Form S-3/A (File No. 333-70624) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on January 4, 2002)

4.7	Amendment to Letter Agreement, effective as of November 1, 2001, by and among certain holders of Series A preferred stock (incorporated by reference to exhibit number 4.10 of the Registration Statement on Form S-3/A (File No. 333-70624) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 3, 2002)

10.1*	Form of 1995 Stock Option Plan (incorporated by reference to exhibit number 10.1 of the Registration Statement on Form S-1 (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 24, 1998)

10.2*	Form of 1998 Employee Stock Purchase Plan (incorporated by reference to exhibit number 10.3 of the Registration Statement on Form S-1 (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 24, 1998)

10.3	Form of Indemnification Agreement with Officers and Directors (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended April 30, 2005 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 9, 2005)

10.4	Office Lease, dated February 21, 1997, between Restoration Hardware, Inc. and Paradise Point Partners (incorporated by reference to exhibit number 10.10 of the Registration Statement on Form S-1 (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 24, 1998)

10.5	Standard Industrial/Commercial Multi-Tenant Lease-Gross, dated May 12, 1997, between Restoration Hardware, Inc. and Mortimer B. Zuckerman (incorporated by reference to exhibit number 10.11 of the Registration Statement on Form S-1 (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 24, 1998)

10.6	Amended and Restated Investor Rights Agreement, dated as of March 21, 2001, between Restoration Hardware, Inc. and the Series A and B Preferred Stock Investors (incorporated by reference to exhibit number 10.18 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.7	Amended and Restated Series A and B Preferred Stock Purchase Agreement, dated as of March 21, 2001, between Restoration Hardware, Inc. and the Series A and B Preferred Stock Investors (incorporated by reference to exhibit number 10.19 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.8*	Offer of Employment Letter for Mr. Gary G. Friedman dated as of March 15, 2001 (incorporated by reference to exhibit number 10.30 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.9*	Stock Purchase Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 18, 2001 (incorporated by reference to exhibit number 10.33 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.10*	Early Exercise Stock Purchase Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 18, 2001 (incorporated by reference to exhibit number 10.34 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.11*	Notice of Grant of Stock Option for Gary G. Friedman (incorporated by reference to exhibit number 10.36 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.12*	Stock Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 18, 2001 (incorporated by reference to exhibit number 10.37 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.13*	Form of Non-Plan Notice of Grant of Stock Option and Stock Option Agreement (incorporated by reference to exhibit number 10.42 of Form 10-Q for the quarterly period ended November 3, 2001 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 18, 2001)

10.14	Letter Agreement between Restoration Hardware, Inc. and certain investors named therein, dated as of August 2, 2002 (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended August 3, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 17, 2002)

10.15*	Notice of Grant of Stock Option and Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated March 18, 2001 (incorporated by reference to exhibit number 10.3 of Form 10-Q for the quarterly period ended August 3, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 17, 2002)

10.16*	1998 Stock Incentive Plan Amended and Restated on October 9, 2002 (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended November 2, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 23, 2002)

10.17	Seventh Amended and Restated Loan and Security Agreement, dated as of November 26, 2002, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Capital Corporation, and The CIT Group/Business Credit, Inc. (incorporated by reference to exhibit number 99.1 of Form 10-Q for the quarterly period ended November 2, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 23, 2002)

10.18	Amendment No. 1 to the Seventh Amended and Restated Loan and Security Agreement, dated April 28, 2003, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Capital Corporation, and The CIT Group/Business Credit, Inc. (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended August 2, 2003 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 10, 2003)

10.19	Amendment No. 2 to the Seventh Amended and Restated Loan and Security Agreement, dated September 12, 2003, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Capital Corporation, and The CIT Group/Business Credit, Inc. (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended November 1, 2003 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 9, 2003)

10.20	Amendment No. 3 to the Seventh Amended and Restated Loan and Security Agreement, dated November 18, 2003, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Capital Corporation, and The CIT Group/Business Credit, Inc. (incorporated by reference to exhibit number 10.2 of Form 10-Q for the quarterly period ended November 1, 2003 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 9, 2003)

10.21	Amendment No. 4 to the Seventh Amended and Restated Loan and Security Agreement, dated March 15, 2004, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Capital Corporation, and The CIT Group/Business Credit, Inc. (incorporated by reference to exhibit number 10.38 of Form 10-K for the year ended January 31, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 12, 2004)

10.22	Full Recourse Promissory Note, dated August 15, 2001, by Jason Camp (incorporated by reference to exhibit number 10.38 of Form 10-K for the year ended January 31, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 12, 2004)

10.23*	Form of Notice of Grant of Stock Option and Stock Option Agreement for the Discretionary Option Grant Program under the Restoration Hardware, Inc. 1998 Stock Incentive Plan as Amended and Restated October 9, 2002 (incorporated by reference to exhibit number 10.1 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 9, 2004)

10.24*	Form of Notice of Grant of Stock Option, Stock Option Agreement and Early Exercise Stock Purchase Agreement for the Automatic Option Grant Program under the Restoration Hardware, Inc. 1998 Stock Incentive Plan as Amended and Restated October 9, 2002 (incorporated by reference to exhibit number 10.2 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 9, 2004)

10.25*	Form of Notice of Grant of Stock Option and Stock Option Agreement for the Director Fee Option Grant Program under the Restoration Hardware, Inc. 1998 Stock Incentive Plan as Amended and Restated October 9, 2002 (incorporated by reference to exhibit number 10.3 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 9, 2004)

10.26*	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and John W. Tate, dated August 24, 2004 (incorporated by reference to exhibit number 10.4 of Form 10-Q for the quarterly period ended October 30, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 3, 2004)

10.27*	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and John W. Tate, dated August 24, 2004 (incorporated by reference to exhibit number 10.5 of Form 10-Q for the quarterly period ended October 30, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 3, 2004)

10.28	Lease Agreement between Restoration Hardware, Inc. and ProLogis, dated March 9, 2004 (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.29*	Compensation and Severance Agreement between Restoration Hardware, Inc. and Gary G. Friedman, amended and restated February 5, 2004 (incorporated by reference to exhibit number 10.2 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.30*	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated February 5, 2004 (incorporated by reference to exhibit number 10.3 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.31*	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated February 5, 2004 (incorporated by reference to exhibit number 10.4 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.32*	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated February 5, 2004 (incorporated by reference to exhibit number 10.5 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.33*	Restoration Hardware, Inc. 2004 Senior Executive Bonus Plan (incorporated by reference to exhibit number 10.7 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.34	Amendment No. 5 to the Seventh Amended and Restated Loan and Security Agreement, dated June 3, 2004, by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Retail Group, Inc., and The CIT Group/Business Credit, Inc. (incorporated by reference to exhibit number 10.8 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.35	Letter Agreement, dated as of August 17, 2004, by and among Restoration Hardware, Inc. and the investors named therein (incorporated by reference to exhibit number 10.5 of Form 10-Q for the quarterly period ended July 31, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on August 30, 2004)

10.36*	Employment Offer Letter, dated May 13, 2004, from Restoration Hardware, Inc. to Murray Jukes (incorporated by reference to exhibit number 10.4 of Form 10-Q for the quarterly period ended July 31, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on August 30, 2004)

10.37*	Employment Offer Letter, dated August 13, 2004, from Restoration Hardware, Inc. to John W. Tate (incorporated by reference to exhibit number 99.2 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on August 19, 2004)

10.38*	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and John W. Tate, dated August 24, 2004 (incorporated by reference to exhibit number 10.4 of Form 10-Q for the quarterly period ended October 30, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 3, 2004)

10.39	Amendment No. 6 to the Seventh Amended and Restated Loan and Security Agreement dated as of July 29, 2005, among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Retail Group, LLC, The CIT Group/Business Credit, Inc. and Wells Fargo Retail Finance, LLC (incorporated by reference to exhibit number 10.1 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on August 4, 2005)

10.40	Letter Agreement dated as of July 30, 2005, between Restoration Hardware, Inc and Holders of Series A Preferred Stock Regarding Conversion of Series A Preferred Stock and Waiver of Certain Rights (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended July 30, 2005 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 6, 2005)

10.41*	Employment Offer Letter, dated February 28, 2006, from Restoration Hardware, Inc. to Chris Newman (incorporated by reference to exhibit number 10.44 of Form 10-K for the year ended January 28, 2006 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 12, 2006)

10.42*	Employment Offer Letter, dated May 9, 2006, from Restoration Hardware, Inc. to Ken Dunaj (incorporated by reference to exhibit number 10.45 of Form 10-Q for the quarterly period ended July 29, 2006 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 7, 2006)

10.43*	Employment Offer Letter, dated June 2, 2006, from Restoration Hardware, Inc. to Vivian Macdonald (incorporated by reference to exhibit number 10.46 of Form 10-Q for the quarterly period ended July 29, 2006 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 7, 2006)

10.44*	Letter Agreement, dated June 5, 2006, between Restoration Hardware, Inc. and Bonnie McConnell-Orofino (incorporated by reference to exhibit number 10.47 of Form 10-Q for the quarterly period ended July 29, 2006 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 7, 2006)

10.45	Eighth Amended and Restated Loan and Security Agreement dated as of June 19, 2006 among the Company, The Michaels Furniture Company, Inc, Bank of America, N.A., The CIT Group/Business Credit, Inc., Wells Fargo Retail Finance, LLC and Fleet Retail Group, LLC. (incorporated by reference to exhibit number 10.1 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 21, 2006)

21	List of Subsidiaries

23.1	Independent Registered Public Accounting Firm’s’ Consent and Report on Schedule

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.