Form 10-Q
period 2007-05-05
RESTORATION HARDWARE INC
filed 2007-06-14
CIK 863821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2007

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

As of May 25, 2007, 38,781,927 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

RESTORATION HARDWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED MAY 5, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	May 5, 2007	February 3, 2007	April 29, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,196	$1,461	$2,260
Accounts receivable	8,535	7,164	9,175
Merchandise inventories	215,483	192,805	194,628
Prepaid expense and other current assets	24,367	18,984	17,633

Total current assets	249,581	220,414	223,696
Property and equipment, net	89,537	87,961	91,449
Goodwill	4,560	4,560	4,560
Deferred tax assets	1,939	1,911	—
Other assets	1,531	1,521	1,343

Total assets	$347,148	$316,367	$321,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$63,097	$79,340	$77,626
Deferred revenue and customer deposits	14,111	9,556	14,178
Deferred tax liabilities	1,351	1,357	—
Other current liabilities	20,312	20,335	17,197

Total current liabilities	98,871	110,588	109,001

Long-term debt, net of issuance costs	121,763	68,384	88,065
Deferred lease incentives	22,318	23,515	26,667
Deferred rent	19,588	19,998	20,160
Other long-term obligations	5,781	1,774	660

Total liabilities	268,321	224,259	244,553

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock	4	4	4
Additional paid-in capital	179,117	178,176	170,290
Accumulated other comprehensive income	1,176	745	1,183
Accumulated deficit	(101,470)	(86,817)	(94,982)

Total stockholders’ equity	78,827	92,108	76,495

Total liabilities and stockholders’ equity	$347,148	$316,367	$321,048

See accompanying Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	First Quarter Ended
	May 5, 2007	April 29, 2006
Net revenues	$142,112	$133,380
Cost of revenue and occupancy	97,638	88,495

Gross profit	44,474	44,885
Selling, general and administrative expense	56,397	48,353

Loss from operations	(11,923)	(3,468)
Interest expense, net	(1,999)	(1,424)

Loss before income taxes	(13,922)	(4,892)
Income tax benefit (expense)	164	(21)

Net loss	$(13,758)	$(4,913)

Net loss per share, basic and diluted	$(0.35)	$(0.13)

Shares used in computing basic and diluted net loss per share	38,757	37,773

See accompanying Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	First Quarter Ended
	May 5, 2007	April 29, 2006
Cash flows from operating activities:
Net loss	$(13,758)	$(4,913)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5,061	5,148
Stock-based compensation expense	807	907
Deferred income taxes	(34)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,371)	(3,086)
Merchandise inventories	(22,678)	(35,980)
Prepaid expense and other current assets	(5,393)	(8,149)
Accounts payable and accrued expenses	(16,215)	14,857
Deferred revenue and customer deposits	4,555	5,874
Other current liabilities	302	(680)
Deferred rent	(410)	294
Deferred lease incentives and other long-term obligations	(1,303)	(1,003)

Net cash used by operating activities	(50,437)	(26,731)
Cash flows from investing activities:
Capital expenditures	(3,264)	(3,151)

Net cash used by investing activities	(3,264)	(3,151)
Cash flows from financing activities:
Borrowings under line of credit, net	53,332	29,864
Payments on capital leases and other long-term obligations	(293)	(10)
Issuance of common stock, net	134	197

Net cash provided by financing activities	53,173	30,051
Effects of foreign currency exchange rate translation	263	101

Net (decrease) increase in cash and cash equivalents	(265)	270
Cash and cash equivalents:
Beginning of period	1,461	1,990

End of period	$1,196	$2,260

Additional cash flow information:
Cash paid during the period for interest	$1,378	$879
Cash paid during the period for income taxes	233	49
Non-cash investing and financing transactions:
Property and equipment acquired under capital leases	$2,569	$938
Tenant improvement allowance receivable	—	205

See accompanying Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Restoration Hardware, Inc., a Delaware corporation (together with its subsidiaries collectively, the “Company”), is a specialty retailer of furniture, bathware, hardware, lighting, textiles, accessories and related merchandise. Through the Company’s subsidiary, The Michaels Furniture Company, Inc. (“Michaels”), the Company manufactures a line of high quality furniture for the home. These products are sold through retail locations, catalogs and the Internet. At May 5, 2007, the Company operated a total of 103 retail stores and 8 outlets stores in 30 states, the District of Columbia and in Canada.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from the Company’s records without audit and, in management’s opinion, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position at May 5, 2007 and April 29, 2006, and the results of operations and changes in cash flows for the first quarters ended May 5, 2007 and April 29, 2006, respectively. The condensed consolidated balance sheet at February 3, 2007, as presented, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

The Company’s accounting policies are described in Note 1 to the audited consolidated financial statements for the fiscal year ended February 3, 2007 (“fiscal 2006”) included in the Company’s Form 10-K. Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of these condensed consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for fiscal 2006. The Company’s current fiscal year ends on February 2, 2008 (“fiscal 2007”).

The results of operations for the first quarter ended May 5, 2007 presented in this Form 10-Q are not necessarily indicative of the results to be expected for the full fiscal year.

Effective in fiscal 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS 109” (“FIN 48”). This interpretation prescribes a recognition threshold of more-likely-than-not and a measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See Note 3, “Income Taxes,” for additional information regarding the Company’s adoption of FIN 48.

Stock-based Compensation

The Company follows the accounting provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment,” (“SFAS 123R”), which establishes accounting for non-cash, stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized over the requisite service period, which for the Company is generally the vesting period. For the quarter ended May 5, 2007, the Company recorded $0.8 million for pre-tax stock-based compensation under SFAS 123R, of which $0.6 million was recorded to selling, general and administrative expenses and $0.2 million was recorded to cost of revenue and occupancy. During the first quarter of fiscal 2006, the company recorded $0.9 million for pre-tax stock-based compensation, of which $0.6 million was recorded to selling, general and administrative expenses and $0.3 million was recorded to cost of revenue and occupancy.

During the first quarter of fiscal 2007, the Company granted 0.5 million shares of employee stock options with a weighted average exercise price of $6.47 and an average grant date fair value of $3.52 and granted 0.3 million shares of restricted stock units with an average grant date fair value of $6.56. During the first quarter of fiscal 2006, the Company granted 0.4 million shares of employee stock options with a weighted average exercise price of $5.76 and an average grant date fair value of $3.49. As of May 5, 2007, unrecognized compensation cost under the Company’s stock option plans was $3.0 million for employee stock options and $0.5 million for restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining vesting period of 1.47 years for employee stock options and 3.94 years for restricted stock units.

Stock-Based Compensation Plans

In April 1998, the Company’s Board of Directors approved the 1998 Stock Incentive Plan (“1998 Plan”), which serves as the successor to the Company’s 1995 Stock Option Plan (“the Predecessor Plan”). The 1998 Plan is divided into six separate components: (i) the Discretionary Option Grant Program, (ii) the Stock Issuance Program, (iii) the Salary Investment Option Grant Program, (iv) the Automatic Option Grant Program, (v) the Director Fee Option Grant Program, and (vi) the Restricted Stock Unit Program. The Discretionary Option Grant Program and Stock Issuance Program are administered by the Compensation Committee. The Compensation Committee has the sole and exclusive authority to make grants to executive officers. The Compensation Committee also has concurrent authority under the Discretionary Option Grant Program with a Secondary Committee of the Board of Directors. The Secondary Committee has discretionary authority to make grants to eligible individuals other than executive officers pursuant to guidelines issued from time to time by the Board of Directors. Neither the Salary Investment Option Grant Program nor the Director Fee Option Grant Program is currently in use by the Company.

Comprehensive Loss

Comprehensive loss consists of net loss and foreign currency translation adjustments. The components of comprehensive loss for the quarters ended May 5, 2007 and April 29, 2006, respectively, are as follows:

	First Quarter Ended
	May 5, 2007	April 29, 2006
	(Dollars in thousands)
Components of comprehensive loss:
Net loss	$(13,758)	$(4,913)
Foreign currency translation adjustment	(431)	(173)

Total comprehensive loss	$(14,189)	$(5,086)

2. LONG-TERM DEBT, NET

On April 27, 2007, the Company entered into an agreement (the “Amendment”) to further amend its existing revolving credit facility. The Amendment provides for an extension of the maturity date of the revolving credit facility from June 30, 2011 to June 30, 2012 and an increase in the amount of the revolving credit facility from $150 million to $190 million. The Amendment further provides that the Company may increase the amount of the revolving credit facility by up to an additional $75 million provided that, among other things, no default under the facility then exists or would arise as a result of such increase. The Amendment also includes a number of other improvements to the existing facility, including (i) an increase in the loan-to-value limits under the facility, (ii) a decrease of the interest rate on certain loans and obligations under the facility, (iii) a lower minimum fixed charge coverage ratio for certain loans under the facility, and (iv) a change in the circumstances in which the fixed charge coverage ratio applies under the facility. Other terms and conditions of the existing revolving credit facility remain materially unchanged.

The availability of credit at any given time under the revolving credit facility is limited by reference to a borrowing base formula (which includes an adjustment to the advance rate against eligible inventory and eligible accounts receivables for incremental advances as described below) based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and reserves established by the agent of the revolving credit facility. As a result of the borrowing base formula, the actual borrowing availability under the facility could be less than the stated amount of the facility (as reduced by the actual borrowings and outstanding letters of credit under the facility). The revolving credit facility is secured by the Company’s assets, including accounts receivable, inventory, general intangibles, equipment, goods and fixtures.

As of May 5, 2007, $121.8 million was outstanding under the facility, net of unamortized debt issuance costs of $0.8 million, and there was $10.0 million in outstanding letters of credit. Borrowings made under the revolving credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin. As of May 5, 2007, the bank’s reference rate was 8.25% and the LIBOR plus margin rate was 6.32%. Borrowings that are incremental advances under the revolving credit facility are subject to interest at the bank’s reference rate plus a margin or LIBOR plus a higher margin. As of May 5, 2007, availability under the facility was $32.7 million.

The revolving credit facility contains various restrictive covenants, including limitations on the ability to make liens, make investments, sell assets, incur additional debt, merge, consolidate or acquire other businesses, pay dividends or other distributions, and enter into transactions with affiliates. The revolving credit facility does not contain any other significant financial or coverage ratio covenants unless the remaining availability is less than $15.0 million, in which case the Company is required to maintain a fixed charge coverage ratio. The revolving credit facility also does not require that the Company repay all borrowings for a prescribed “clean-up” period each year. In addition, the revolving credit facility does not require a daily sweep lockbox arrangement except upon the occurrence of an event of default under the facility or in the event the remaining availability for additional borrowings under the facility is less than $15 million.

3. INCOME TAXES

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a Company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.

Effective February 4, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation, the Company established a $2.2 million reserve for unrecognized tax benefits, inclusive of $0.3 million of related interest. This reserve is classified as a long-term liability and included in other long-term obligations on the Company’s interim condensed consolidated balance sheet at May 5, 2007. Upon adoption of FIN 48, the Company also recognized a reduction in retained earnings of $0.9 million and certain other deferred income tax assets and liabilities were recorded or reclassified.

Adjustments required upon adoption of FIN 48 to the United States related deferred tax asset accounts were offset by the United States related valuation allowance. Future changes to the Company’s assessment of the realizability of those deferred tax assets will impact the effective tax rate. The total amount of unrecognized tax benefits as of the date of adoption is $2.2 million. Of this amount, $1.9 million represents the amount that would reduce the Company’s effective income tax rate if recognized in future periods.

The Company accounts for interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the date of adoption, the Company had $0.3 million of interest accrued associated with unrecognized tax benefits.

The Company could be subject to United States and state tax examinations for years 2000 and forward by virtue of net operating loss carryforwards from those years. The Company may also be subject to audits in Canada for years 2001 and forward. There are no United States or Canadian tax examinations currently in progress.

As of May 5, 2007, the total amount of unrecognized tax benefits was approximately $2.2 million. The Company anticipates an increase to the unrecognized tax benefits during fiscal 2007 applicable to foreign tax exposures. While the total increase cannot be estimated at this time, the change is not expected to be material to the fiscal 2007 consolidated financial statements.

4. NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods. Diluted net loss per share of common stock is computed by dividing net loss by the weighted average number of common stock and potentially dilutive common stock equivalents outstanding during the period. Diluted net loss per share of common stock reflects the potential dilution that could occur if options to issue common stock were exercised.

The potential dilutive effects of the weighted average number of certain common stock equivalents have been excluded from diluted net loss per share of common stock because their inclusion would be anti-dilutive. The amounts excluded for the first quarter of fiscal 2007 and 2006 was 0.8 million common stock equivalents and 0.7 million common stock equivalents, respectively. These common stock equivalents only represent stock options whose exercise prices were less than the average market price of the stock during the respective periods and therefore were potentially dilutive. There were an additional 3.3 million and 4.5 million stock options for the first quarter of fiscal 2007 and 2006, respectively, that were also excluded because the option exercise price for those stock options exceeded the average market price of the stock during the respective periods.

5. SEGMENT REPORTING

The Company classifies its business interests into two identifiable segments: retail and direct-to-customer. The retail segment includes all revenue and expenses associated with the Company’s store and outlet locations. The direct-to-customer segment includes all revenue and expenses associated with catalog and Internet revenue, including Brocade Home. Revenue related to Michaels, the Company’s furniture manufacturing company, is recorded as either retail or direct-to-customer revenue based on the channel in which the sale was initiated. Management decisions on resource allocation and performance assessment are made based on these two identifiable segments. The Company evaluates performance and allocates resources based on results from operations, which excludes certain unallocated costs. Certain segment information, including segment assets, asset expenditures and related depreciation expense, is not presented as all of the Company’s assets are commingled and are not available by segment.

Financial information for the Company’s business segments is as follows:

	First Quarter Ended
	May 5, 2007	April 29, 2006
	(Dollars in thousands)
Net Revenue:
Retail	$83,524	$91,060
Direct-to-customer	58,588	42,320

Consolidated net revenue	$142,112	$133,380

Income (loss) from operations:
Retail	$(979)	$6,346
Direct-to-customer	10,000	6,724
Unallocated	(20,944)	(16,538)

Consolidated loss from operations	$(11,923)	$(3,468)

Income (loss) from operations for the first quarter of fiscal 2006 has been adjusted to be consistent with the allocation methodology used in the first quarter of fiscal 2007. The adjustments are as follows: (i) retail income from operation for the first quarter of fiscal 2006 has changed to $6.3 million from $8.2 million as previously reported, (ii) direct-to-customer income from operations has changed to $6.7 million from $7.5 million as previously reported and (iii) unallocated loss from operations has changed to $16.5 million from $19.2 million as previously reported.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”), effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. The Company does not believe the adoption of SFAS No. 159 will have a material impact on the Company’s operating results or financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include without limitation statements relating to our future plans, statements relating to anticipated future costs and expenses, statements regarding the impact of investments and cost savings initiatives on future growth and results of operations, statements relating to future availability under our revolving credit facility, statements relating to our working capital and capital expenditure needs, statements relating to operational efficiencies and cost reductions, statements relating to the market environment for home furnishings retailers and other statements containing words such as “believe,” “anticipate,” “expect,” “may,” “intend,” and words of similar import or statements of our management’s opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, customer reactions to our current and anticipated merchandising and marketing programs and strategies, timely introduction and customer acceptance of our merchandise, positive customer reaction to our catalog and Internet offerings, revised product mix, prototype stores and core businesses, timely and effective sourcing of our merchandise from our foreign and domestic vendors and delivery of merchandise through our supply chain to our stores and customers, changes in product supply, effective inventory and catalog management, actual achievement of cost savings and improvements to operating efficiencies, effective sales performance, the actual impact of key personnel of the Company on the development and execution of our strategies, changes in investor perceptions of the Company, changes in economic or business conditions in general, fluctuations in comparable store sales, limitations resulting from restrictive covenants in our revolving credit facility, consumer responses to our product offerings and changes in consumer trends, loss of key vendors, changes in the competitive environment in which we operate, changes in our management information needs, changes in management, failure to raise additional funds when required, changes in customer needs and expectations, governmental actions, and other factors described below in Part II, Item 1A “Risk Factors.” We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this quarterly report on Form 10-Q.

OVERVIEW

Our Company, Restoration Hardware, Inc. (Nasdaq: RSTO), together with our subsidiaries, is a specialty retailer of high quality bathware, hardware, lighting, furniture, textiles, accessories and gifts that reflect our classic and authentic American point of view. We market our merchandise through retail locations, mail order catalogs and on the Internet at www.restorationhardware.com.

Our merchandise strategy and our stores’ architectural style create a unique and attractive selling environment designed to appeal to an affluent, well-educated, 35 to 60 year old customer. Over the next decade, we believe the fastest growing segment of the U.S. population will be 45 to 60 year olds. We believe that as these customers evolve, so will their purchasing needs and desires. We also believe that our products can fulfill their aspirations to have homes designed with a high quality, classic and timeless style. Our positioning fills the void in the marketplace above the current home lifestyle retailers, and below the interior design trade, by providing products targeted to 35 to 60 year olds and centered around our core businesses that reflect a predictable, high-quality promise to our customers.

We operate on a 52-53 week fiscal year ending on the Saturday closest to January 31st. Our current fiscal year is 52 weeks and ends on February 2, 2008 (“fiscal 2007”) and the prior fiscal year was 53 weeks and ended on February 3, 2007 (“fiscal 2006”).

As of May 5, 2007, we operated 103 retail stores and 8 outlet stores in 30 states, the District of Columbia and in Canada. In addition to our retail stores, we operate a direct-to-customer (“direct”) sales channel that includes both catalog and Internet.

Over the past several years, we have invested heavily in repositioning our brands and remodeling our stores, including:

In 2002 and 2003, we began our repositioning efforts with the launch of new merchandising strategy and the remodeling of our stores. We made key changes to our assortment including refinements in premium textiles, bath fixtures and hardware, lighting and furniture.

In 2004, we re-merchandised our furniture assortment and revamped our accessories offering. In addition, we redesigned our catalog to improve the presentation of our core businesses and more clearly communicate the quality positioning of our product offerings. We also introduced our first outlet store. Our outlet store strategy is designed to enable us to more effectively liquidate overstocked, discontinued and damaged merchandise.

In 2005, we remodeled the majority of our existing stores. The remodeled stores enabled us to expand our merchandise offerings in certain core categories, particularly lighting and textiles, and to present those offerings with more clarity and focus. We also opened one retail store and five outlet stores.

In 2006, we continued to grow our direct-to-customer business with the addition of two category extensions, the Restoration Hardware Outdoor Catalog and the Restoration Hardware Gift Catalog. In addition, we opened two outlet stores, and launched a new brand, Brocade Home. Brocade Home is a fashion home brand targeted at the broader value market with a unique and feminine point of view. This brand has been launched with a catalog, and our plan is to develop a multi-channel retailing platform over the next several years. Brocade Home’s website is located a www.brocadehome.com. In 2006 we also began a multi-year program of investing in systems and infrastructure targeted at strengthening our supply chain. Included in these investments are new order management and warehouse management programs, redesigned distribution networks and facilities, and other systems, process and infrastructure changes. We believe these investments will improve our customers’ experiences while leveraging our operation costs as a percentage of our sales. In addition, we have strengthened our Company by hiring several new key employees as part of our management team.

In the first quarter of fiscal 2007, we introduced our third category extension, the premier edition of the Restoration Hardware Bed & Bath catalog, reflecting our efforts to extend our leadership position in this strategically important category. Additionally, we launched Restoration Hardware Trade, a direct sales division targeting home and hospitality developers.

The macro economic environment in the home furnishings sector continued to be challenging during the first quarter of fiscal 2007 and our financial performance was affected by the current downtrend in this sector. We also experienced below plan sales in April, primarily in our outdoor and seasonal businesses with a majority concentrated in the Eastern region of the country. We believe this was due to the fact that the second mailing of our Outdoor catalog dropped on April 5th during adverse weather conditions on the East coast.

In addition, our inventory levels increased during the first quarter as a result of, among other factors, the slowdown in our anticipated level of sales. We are focused on a number of initiatives to improve our operations in fiscal 2007 and have a number of cost cutting efforts and growth initiatives in place over the next several quarters which are designed to respond to the current market conditions as well as to improve some parts of our business operations, including the following:

•

We completed the retrofitting of our East Coast furniture distribution centers in the first quarter of this year. We installed new narrow aisle racking, which will greatly improve space utilization and improve productivity.

•

We are consolidating our small package direct-to-customer operations from three distribution centers into one centralized distribution center, which will improve our in-stock availability, turn of inventory and inbound & outbound freight costs.

•	We are installing a new warehouse management system in our furniture distribution centers to improve order integrity, tracking and productivity.

•	We are re-engineering our home delivered furniture network, with the goal of reducing returns and damages.

•	We are investing in sourcing and production management in order to reduce our cost of goods in some of our core merchandise categories.

•	We are developing an integrated, multi-channel order management system in order to provide greater order integrity.

As we look forward to the balance of the fiscal year, we are excited about our long-term growth plans as we pursue our multi-channel, multi-brand strategy. We will continue to build on the new Restoration Hardware Bed & Bath catalog and our new Restoration Hardware Trade direct sales division. We also will continue to grow our new brand, Brocade Home, and we are excited about the expected launch of our new Restoration Hardware Kids catalog.

Results of Operations

The following table sets forth for the periods indicated the amount and percentage of net revenue represented by certain line items in our interim Condensed Consolidated Statement of Operations.

	First Quarter Ended
	May 5, 2007	% of Net Revenue	April 29, 2006	% of Net Revenue
	(Dollars in thousands, except per share data)
Retail net revenue	$83,524	58.8%	$91,060	68.3%
Direct-to-customer net revenue	58,588	41.2	42,320	31.7

Net revenue	142,112	100.0	133,380	100.0
Cost of revenue and occupancy	97,638	68.7	88,495	66.3

Gross profit	44,474	31.3	44,885	33.7
Selling, general and administrative expense	56,397	39.7	48,353	36.3

Loss from operations	(11,923)	(8.4)	(3,468)	(2.6)
Interest expense, net	(1,999)	(1.4)	(1,424)	(1.1)

Loss before income taxes	(13,922)	(9.8)	(4,892)	(3.7)
Income tax (expense) benefit	164	0.1	(21)	(0.0)

Net Loss	$(13,758)	(9.7)	$(4,913)	(3.7)

Net loss per share of common stock—basic & diluted	$(0.35)		$(0.13)

Net revenues increased by $8.7 million, or 7%, to $142.1 million in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. This increase resulted from a $16.3 million, or 38%, increase in revenues in our direct-to-customer segment offset by a $7.5 million, or 8%, decrease in our retail segment. Our strong growth in the direct-to-customer segment was primarily driven by increased page count and the redesign of our Restoration Hardware Home Catalog and by increased circulation and page count for our Restoration Hardware Outdoor Catalog. The $7.5 million decline in net revenues in our retail segment was caused by changes in customer purchase habits migrating to our direct channel as a result of the larger product assortment in our catalogs, thus enhancing our direct channel sales. Additionally, we were impacted by the adverse weather conditions experienced during the first quarter of fiscal 2007, particularly in the Eastern regions of the U.S, and by the current challenging home furnishings environment.

Cost of revenue and occupancy expense increased by $9.1 million, to $97.6 million, in the first quarter of fiscal 2007. Cost of revenue and occupancy expense expressed as a percentage of net revenue increased by 240 basis points to 68.7% in the first quarter of fiscal 2007, from 66.3% in the first quarter of fiscal 2006. This result was primarily driven from lower product margins due to a greater mix of promotional selling during the first quarter of fiscal 2007 and by the retrofit of our distribution centers.

Selling, general and administrative expenses increased by $8.0 million, to $56.4 million, in the first quarter of fiscal 2007. Expressed as a percentage of net revenue, selling, general, and administrative expense increased to 39.7% for the first quarter of fiscal 2007 compared to 36.3% for the first quarter of fiscal 2006. The 340 basis point increase in these costs, expressed as a percentage of net revenues, was primarily due to a 210 basis point increase in advertising costs associated with the increased circulation from our catalogs which drove increased direct channel sales. Total catalog circulation and circulated pages increased by 41% and 42%, respectively, compared to the same period in the prior fiscal year. With the growth in revenue in the direct business, our selling, general and administrative costs increased relative to overall revenue since we have a higher selling, general and administrative rate for our direct business as compared to our retail business. During the first quarter of fiscal 2007, we also incurred costs in our direct-to-customer segment to support our growth initiatives.

The first quarter of fiscal 2007 reflected a combination of factors that affected our financial performance. We experienced a substantial increase in loss from operations, increasing from a loss of $3.5 million in the first quarter of fiscal 2006 to a loss of $11.9 million in the first quarter of fiscal 2007. This result was due to two primary factors. First, April sales were below our projected plan. The shortfall occurred primarily in our outdoor and seasonal businesses with the majority concentrated in the Eastern region of the U.S. This was predominantly due to our second Outdoor catalog mailing having dropped on April 5th during adverse weather conditions in the East. Also, we experienced ongoing softness across our business due to the challenging home furnishings environment and the effects from the slowdown in the home building industry. Second, during the first quarter of fiscal 2007 we continued with our multi-year program of investing in systems and infrastructure targeted at strengthening our supply chain processes. In addition, we introduced a new category extension during the first quarter of fiscal 2007, Restoration Hardware Bed & Bath Catalog, and continue to make investments in Brocade Home, Restoration Hardware Kids and our Trade initiative. These investments also had an impact upon our results for the first quarter of fiscal 2007.

Interest expense, net includes interest on borrowings under our revolving credit facility and amortization of debt issuance costs. Interest expense, net increased from $1.4 million in the first quarter of fiscal 2006 to $2.0 million in the first quarter of fiscal 2007. This increase resulted from higher average interest rates during the first quarter of fiscal 2007 combined with higher average debt levels to support current working capital requirements, including increased merchandise inventory.

Our first quarter fiscal 2007 income tax benefit was $0.2 million on pre-tax loss of $13.9 million. This compares to income tax expense of $21,000 recorded in the first quarter of fiscal 2006. The income tax benefit in our first quarter of fiscal 2007 was primarily due to a tax adjustment related to our wholly-owned Canadian subsidiary.

Revenue and Segment Results

Retail Segment Results

	First Quarter Ended
	May 5, 2007	April 29, 2006
	(Dollars in thousands)
Retail net revenue	$83,524	$91,060
Retail net revenue growth percentage	-8%	8%
(Loss) income from retail operations	$(979)	$6,346
(Loss) income from retail operations—percent of retail net revenue	-1%	7%

Number of retail stores at beginning of period	103	103
Number of retail stores opened	—	—
Number of retail stores closed	—	—

Number of retail stores at year-end	103	103

Retail store selling square feet at end of period	688,710	685,672
Number of outlet stores at end of period	8	7

See Note 5, “Segment Reporting,” of the Condensed Consolidated Financial Statements regarding certain allocation changes made to income from retail operations for the first quarter of fiscal 2006.

Retail net revenue for the first quarter of fiscal 2007 decreased by $7.5 million, or 8%, as compared to the first quarter of fiscal 2006. Our retail segment net revenue decline was affected by our strategy to offer a larger product assortment in our catalogs, contributing to a shift in revenues from our retail stores to our direct channels. The retail segment net revenue was also impacted by the challenging home furnishings environment, by the overall slowdown in the home building industry, and by the adverse weather conditions experienced in the Eastern regions of the U.S.

Our retail segment experienced a decline in its operating results, decreasing to a loss from operations of $1.0 million, or 1% of retail net revenue, during the first quarter of fiscal 2007 compared to income from operations of $6.3 million, or 7% of retail net revenue, in the same period of the prior fiscal year. This significant decline, representing an 810 basis point decrease in the retail segment operating results for the first quarter of fiscal 2007, resulted from a 590 basis point decrease in gross margin and by a 220 basis point increase in selling, general and administrative expenses. The 590 basis point decrease in gross margin was primarily due to a decrease in product margin of 280 basis points (including the impact of higher outlet sales), and by an increase in store occupancy costs of 220 basis points. The 220 basis point increase in selling, general and administrative expenses was primarily due to an increase in store employment and advertising costs, all factors of which were driven by lower sales volume during the first quarter of fiscal 2007. Income from operations for the retail segment includes the costs of retail stores less the direct costs of the store field operations.

Direct-to-Customer Segment Results

	First Quarter Ended
	May 5, 2007	April 29, 2006
	(Dollars in thousands)
Direct-to-customer net revenue	$58,588	$42,320
Direct-to-customer net revenue growth percentage	38%	29%
Income from direct-to-customer operations	$10,000	$6,724

Income from direct-to-customer operations—percent of direct-to-customer net revenue	17%	16%
Growth percentages:
Number of catalog books mailed	41%	25%
Pages circulated	42%	19%

See Note 5, “Segment Reporting,” of the Condensed Consolidated Financial Statements regarding certain allocation changes made to income from direct-to-customer operations for the first quarter of fiscal 2006.

Direct-to-customer net revenue for the first quarter of fiscal 2007 increased $16.3 million, or 38.4%, as compared to the first quarter of fiscal 2006. The growth in our direct-to-customer segment was caused by an overall increase in the total number of catalogs circulated along with increased page count in the Restoration Hardware Home and the Restoration Hardware Outdoor catalogs. Growth in the direct-to-customer segment reflects our strategy of leveraging our catalogs and the Internet to size our assortment to market potential, which results in a shift of business from retail to direct. At the same time, growth was impacted by the challenging home furnishings environment and by the adverse weather conditions experienced in the Eastern regions of the U.S. The total number of catalogs mailed and pages circulated increased by 41% and 42%, respectively, from the first quarter of fiscal 2006 to the current fiscal quarter. Direct-to-customer net revenue consists of both catalog and Internet sales.

Income from operations for our direct-to-customer segment increased by $3.3 million, or 17%, during the first quarter of fiscal 2007 compared to 16% in the same quarter of fiscal 2006. This increase of $3.3 million, represented a 110 basis point improvement which primarily resulted from a 240 basis point increase in gross margin, offset in part by a 130 basis point increase in selling, general and administrative expenses. The 240 basis point increase in gross margin resulted from shipping expense leverage. The 130 basis point increase in selling, general and administrative expense was primarily due to a general increase in employment-related costs and advertising costs resulting from higher page count and catalog book circulations. Increased investments supported our third category extension, Restoration Hardware Bed & Bath Catalog, and continued investment in Brocade Home and Restoration Hardware Kids. Income from operations for the direct-to-customer segment reflects the results associated with catalog and Internet sales, less direct management costs.

LIQUIDITY AND CAPITAL RESOURCES

	First Quarter Ended
	May 5, 2007	April 29, 2006
	(Dollars in thousands)
Net cash used by operating activities	$(50,437)	$(26,731)
Net cash used by investing activities	(3,264)	(3,151)
Net cash provided by financing activities	53,173	30,051
Effects of foreign currency exchange rate translation	263	101

Net (decrease) increase in cash and cash equivalents	$(265)	$270

Operating Cash Flows

For the first quarter of fiscal 2007, net cash used by operating activities was $50.4 million compared to net cash used by operating activities of $26.7 million in the first quarter of fiscal 2006. The increased use of cash of $23.7 million was primarily a result of an increase in net loss of $8.8 million, a decrease in accounts payable and accrued expenses compared to an increase in the same period of the prior fiscal year, offset by a lower increase in merchandise inventories. The increase in the use of cash related to accounts payable and accrued expenses primarily related to a lower outstanding check balance due to the timing of our quarter end, which ended on May 5th in the first quarter of fiscal 2007 compared to April 28th in the first quarter of fiscal 2006, and the timing of payments to our merchandise vendors. The higher use of cash related to merchandise inventories in the first quarter of fiscal 2006 primarily related to the launch of our first category extension of the Restoration Hardware Outdoor catalog late in the first quarter of fiscal 2006.

Investing Cash Flows

Net cash used by investing activities remained relatively consistent at $3.3 million for the first quarter of fiscal 2007, compared to $3.2 million for the first quarter of fiscal 2006 and related to capital expenditures incurred during the quarters.

Financing Cash Flows

Net cash provided by financing activities increased from $30.1 million in the first quarter of fiscal 2006 to $53.2 million in the first quarter of fiscal 2007. This increase primarily resulted from a $23.5 million increase in net borrowings received under our revolving credit facility, net of debt issuance costs during the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006, partially offset by a $0.3 million increase in payments on capital leases and other long-term obligations. The $23.5 million increase in net borrowings under our revolving credit facility was utilized to support our current working capital requirements, including increased merchandise inventory.

On April 27, 2007, we entered into an agreement (the “Amendment”) to further amend our existing revolving credit facility. The Amendment provides for an extension of the maturity date of our revolving credit facility from June 30, 2011 to June 30, 2012 and increases the amount of our revolving credit facility from $150 million to $190 million. The Amendment further provides that we may increase the amount of the revolving credit facility by up to an additional $75 million provided that, among other things, no default under the facility then exists or would arise as a result of such increase. In addition, the Amendment includes a number of other improvements to the existing facility, including (i) an increase in the loan-to-value limits under the facility, (ii) a decrease of the interest rate on certain loans and obligations under the facility, (iii) a lower minimum fixed charge coverage ratio for certain loans under the facility, and (iv) a change in the circumstances in which the fixed charge coverage ratio applies under the facility. Other terms and conditions of the existing revolving credit facility remain materially unchanged.

The availability of credit at any given time under the revolving credit facility is limited by reference to a borrowing base formula (which includes an adjustment to the advance rate against eligible inventory and eligible accounts receivables for incremental advances as described below) based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and reserves established by the agent of the revolving credit facility. As a result of the borrowing base formula, the actual borrowing availability under the facility could be less than the stated amount of the facility (as reduced by the actual borrowings and outstanding letters of credit under the facility). The revolving credit facility is secured by our assets, including accounts receivable, inventory, general intangibles, equipment, goods and fixtures.

As of May 5, 2007, $121.8 million was outstanding under the facility, net of unamortized debt issuance costs of $0.8 million, and there was $10.0 million in outstanding letters of credit. Borrowings made under the revolving credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin. As of May 5, 2007, the bank’s reference rate was 8.25% and the LIBOR plus margin rate was 6.32%. Borrowings that are incremental advances under the revolving credit facility are subject to interest at the bank’s reference rate plus a margin or LIBOR plus a higher margin. As of May 5, 2007, availability under the facility was $32.7 million.

The revolving credit facility contains various restrictive covenants, including limitations on the ability to make liens, make investments, sell assets, incur additional debt, merge, consolidate or acquire other businesses, pay dividends or other distributions, and enter into transactions with affiliates. The revolving credit facility does not contain any other significant financial or coverage ratio covenants unless the remaining availability is less than $15.0 million, in which case the Company is required to maintain a fixed charge coverage ratio. The revolving credit facility also does not require that we repay all borrowings for a prescribed “clean-up” period each year. In addition, the revolving credit facility does not require a daily sweep lockbox arrangement except upon the occurrence of an event of default under the facility or in the event the remaining availability for additional borrowings under the facility is less than $15 million.

We currently believe that our cash flows from operations and funds available under our revolving credit facility will satisfy our expected working capital and capital requirements for at least the next 12 months. However, the weakening of, or other adverse developments concerning, our sales performance or adverse developments concerning the availability of credit under our revolving credit facility due to the borrowing base formula, covenant limitations or other factors could limit the overall availability of funds to us. We may not have successfully anticipated our future capital needs or the timing of such needs and we may need to raise additional funds in order to take advantage of unanticipated opportunities. We also may need to raise additional funds to respond to changing business conditions or unanticipated competitive pressures. However, should the need arise, additional sources of financing may not be available or, if available, may not be on terms favorable to our stockholders or us. If we fail to raise sufficient funds, we may be required to delay or abandon some of our planned future expenditures or aspects of our current operations. For more information, please refer to the risk factors included in Part II, Item 1A “Risk Factors” of this Form 10-Q entitled “We are dependent on external funding sources, including the terms of our revolving credit facility, which may not make available to us sufficient funds when we need them” and “Because our business requires a substantial level of liquidity, we are dependent upon a revolving credit facility with certain terms that limit our flexibility.”

Contractual Commitments

The following table summarizes our significant contractual cash obligations and other commercial commitments as of May 5, 2007:

	Payments Due By Period
	Total	Fiscal 2007	Fiscal 2008 through 2009	Fiscal 2010 through 2011	Thereafter
	(Dollars in thousands)
Operating leases (1)	$245,028	$36,903	$86,260	$60,427	$61,438
Capital leases	7,017	1,550	3,752	1,614	101
Line of credit (2)	122,545	—	—	—	122,545
Interest (3)	26,330	6,682	12,234	7,414	—
Standby letters of credit	9,721	9,721	—	—	—
Trade letters of credit	287	287	—	—	—
Purchase obligations for inventory (4)	84,516	84,516	—	—	—

Total	$495,444	$139,659	$102,246	$69,455	$184,084

(1)	Operating lease contractual commitments exclude insurance, real estate taxes, and repair and maintenance expenses related to those operating leases.
(2)	The costs reflect our long-term debt, gross of debt issuance costs of $0.8 million.
(3)	Interest payments in the future periods have been reflected based on average debt levels during fiscal 2006 and the first quarter of fiscal 2007 and interest levels at the end of the first quarter of fiscal 2007 and reflects the June 2012 maturity date of the line of credit.
(4)	Represents estimated commitments at the end of the first quarter of fiscal 2007 to purchase inventory in the normal course of business to meet operating requirements.

(5)	Effective in fiscal 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS 109” (“FIN 48”). Pursuant to the guidelines of FIN 48, a $2.2 million reserve for unrecognized tax benefits, inclusive of $0.3 million of related interest, was established and included in other long-term obligations on our condensed consolidated balance sheet at May 5, 2007. These obligations are excluded from the schedule above as the timing of payments cannot be reasonably estimated.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, for the year ended February 3, 2007, have not changed materially for the first quarter ended May 5, 2007.

Item 4.	Controls and Procedures.

As of May 5, 2007, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of May 5, 2007 were effective. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

In addition to the other information in this Quarterly Report on Form 10-Q, the factors and risks listed below, among others, could affect our future performance and should be carefully considered in evaluating our outlook. There were no material changes in these risk factors from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Our success depends upon consumer responses to our product offerings; if we fail to successfully anticipate changes in consumer trends or consumers otherwise do not respond to our product offerings, our results of operations may be adversely affected.

Our success depends on consumer responses to our product offerings and our ability to anticipate and respond to changing merchandise trends and consumer demands in a timely manner. We have recently introduced a number of new products through new brand initiatives including our new brand Brocade Home as well as our Restoration Hardware Outdoor Catalog, our Restoration Hardware Gift Catalog and our Restoration Hardware Bed & Bath Catalog. If consumers do not respond to our product offerings or we misjudge market trends, we may significantly overstock unpopular products and be forced to take significant inventory markdowns, which would have a negative impact on our operating results. Conversely, shortages of popular items could result in loss of potential sales revenue and have a material adverse effect on our operating results.

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

In addition, a material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise and market trends and consumer demands could cause us to close underperforming stores. While we believe that we benefit in the long run financially by closing underperforming stores and reducing nonproductive costs, the closure of such stores would subject us to additional increased short-term costs including, but not limited to, employee severance costs, charges in connection with the impairment of assets and costs associated with the disposition of outstanding lease obligations. At May 5, 2007, we did not expect, and therefore did not reserve for, any store closures.

Our success is highly dependent on improvements to our planning, order acceptance and fulfillment and supply chain processes.

Our product mix is increasingly dependent upon the efficiency of our supply chain infrastructure and order acceptance and fulfillment processes. Our in store customer sales have recently consisted of higher percentages of merchandise that must be shipped to the customer or is custom ordered as we have refined our product offerings. Such transactions put additional pressure on our order acceptance and fulfillment processes. An important part of our efforts to achieve efficiencies, cost reductions and sales growth is the identification and implementation of improvements to our planning, logistical and distribution infrastructure and our supply chain, including merchandise ordering, transportation and receipt processing. We will continue to make investments in improvements to this part of our business. Our success in implementing these initiatives may affect our financial performance both in the short term and the longer term. We may experience cost overruns in implementing our investment initiatives or operational disruptions that result from changes in our systems, facilities or processes. If we are not successful in our efforts to improve our planning and supply chain processes in order to take full advantage of supply chain opportunities, we may experience a material adverse effect on our operating results through among other things loss of customer sales or increases in our costs.

Significant deviations from projected demand for products in our inventory during a selling season could have a material adverse effect on our financial condition and results of operations.

We must manage our inventory effectively. Much of our inventory is sourced from vendors located outside the United States. Thus, we usually must order merchandise, and enter into contracts for the purchase and manufacture of such merchandise, months in advance of the applicable selling season and frequently before trends and market factors are known. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing trends or market factors. Our vendors may also not have the capacity to handle our demands. In addition, the seasonal nature of the specialty home products business requires us to carry a significant amount of inventory prior to peak selling season. The general pattern associated with the retail industry is one of peak sales and earnings during the holiday season. Our business also includes product offerings that are of a seasonal nature such as our outdoor products which are highly dependent upon the outdoor selling season. In anticipation of increased sales activity for seasonal goods including holiday sales during the fourth quarter, we incur significant additional expenses both prior to and during the seasonal selling period. As a result, we accumulate inventory in advance of the seasonal selling period and are vulnerable to demand and pricing shifts and to misjudgments in the selection and timing of merchandise purchases. If we do not accurately predict our customers’ preferences and market and other trends, our inventory levels will not be appropriate and our business and operating results may be negatively impacted.

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

Our quarterly results have fluctuated in the past and may fluctuate significantly in the future, depending upon a variety of factors, including, among other things, the mix of products sold, the timing and level of markdowns, promotional events, store openings, closings, the weather, remodelings or relocations, shifts in the timing of holidays, timing of catalog releases or sales, timing of delivery of orders, competitive factors and general economic conditions. Accordingly, our profits or losses may fluctuate. Moreover, in response to competitive pressures, we may take certain pricing or marketing actions that could have a material adverse effect on our business, financial condition and results of operations. Therefore, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and cannot be relied upon as indicators of future performance. If our operating results in any future period fall below the expectations of securities analysts or investors, or if our operating results do not meet the guidance that we issue from time to time, the market price of our shares of common stock would likely decline.

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

Our business depends upon the successful operation of our distribution and order acceptance and fulfillment services. The distribution functions for our stores as well as all of our furniture orders are currently handled from our facilities in Hayward and Tracy, California and Baltimore, Maryland. Operational difficulties such as a significant interruption in the operation of any of these facilities may delay shipment of merchandise to our stores and our customers, damage our reputation or otherwise have a material adverse effect on our financial condition and results of operations. These interruptions could result from disruptions or delays in our telecommunications systems, the Internet or at our distribution centers that are caused by telephone or power outages, computer viruses, security breaches, natural disasters, adverse weather conditions or union organizing activity. Moreover, a failure to successfully coordinate the operations of these facilities could also have a material adverse effect on our financial condition and results of operations. Separately, significant disruptions to the operations of the third party vendor who handles, among other things, the distribution and fulfillment functions for our direct-to-customer business on an outsourced basis could be expected to have similar negative consequences.

Labor activities could cause labor relations difficulties for us.

As of May 5, 2007, we had approximately 3,900 full and part-time employees, and while we believe our relations with our employees are generally good, we cannot predict the effect that any future organizational activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations and increases in our labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

We are dependent on external funding sources, including the terms of our revolving credit facility, which may not make available to us sufficient funds when we need them.

We have significantly relied and may rely in the future on external funding sources to finance our operations and growth. Any reduction in cash flow from operations could increase our external funding requirements to levels above those currently available to us. While we currently have in place a $190.0 million revolving credit facility (which may be increased by up to an additional $75 million provided that, among other things, no default under the facility then exists or would arise as a result of such increase), the amount available under this facility may be less than the stated amount (i) if there is a shortfall in the availability of eligible collateral to support the borrowing base and reserves as established by the terms of the revolving credit facility and (ii) at times when we are not in compliance with the requirements of the fixed charge coverage ratio for us to access incremental advances under the credit facility when the remaining availability for additional borrowing under the facility is less than $15 million.

We currently believe that our cash flow from operations and funds available under our revolving credit facility will satisfy our capital and operating requirements for at least the next 12 months. However, the weakening of, or other adverse developments concerning our sales performance or adverse developments concerning the availability of credit under our revolving credit facility due to the borrowing base formula, covenant limitations or other factors could limit the overall amount of funds available to us. Our revolving credit facility provides for incremental advances with availability determined from the application of a higher advance rate on eligible inventory and eligible accounts receivables. In order to obtain these incremental advances, we are required to maintain a minimum fixed charge coverage ratio if the remaining availability for additional borrowing under the facility is less than $15 million.

Our revolving credit facility also contains a clause which allows our lenders to forego additional advances should they determine there has been a material adverse change in our operations, business, properties, assets, liabilities, condition or prospects or a condition or event that is reasonably likely to result in a material adverse change in our financial position or prospects reasonably likely to result in a material adverse effect on our business, condition (financial or otherwise), operations, performance or properties taken as a whole. Our lenders have not notified us of any indication that a material adverse effect exists at May 5, 2007 or that a material adverse change has occurred. We believe that no material adverse change has occurred and we believe that we will continue to borrow on the line of credit subject to its terms and conditions of availability in order to fund our operations over the term of the revolving credit facility which expires in June 2012. We do not anticipate any changes in our business practices that would result in any determination that there has been a material adverse effect in our operations, business, properties, assets, liabilities, condition or prospects. However, we cannot be certain that our lenders will not make such a determination in the future.

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

Because our business requires a substantial level of liquidity, we are dependent upon a revolving credit facility with certain terms that limit our flexibility.

Our business requires substantial liquidity in order to finance inventory purchases, the employment of sales personnel for the peak holiday period, mailings of catalogs and other advertising costs for the holiday buying season and other similar advance expenses. As described above, we currently have in place a revolving credit facility that provides for an overall commitment of $190.0 million (which may be increased by an additional $75 million in certain circumstances). Over the past several years, we have entered into modifications, amendments and restatements of this revolving credit facility, primarily to address changes in the requirements applicable to us under the revolving credit facility documents.

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

During the first quarter of fiscal 2007, we purchased approximately 73% of our merchandise directly from vendors located abroad. As an importer, our future success will depend in large measure upon our ability to maintain our existing foreign supplier relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them. Additionally, many of our imported products are subject to existing duties, tariffs and quotas that may limit the quantity of some types of goods which we may import into the United States of America. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the United States of America, changes in import duties, tariffs and quotas, loss of “most favored nation” trading status by the United States of America in relation to a particular foreign country, work stoppages including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States of America, freight cost increases, economic uncertainties, including inflation, foreign government regulations, and political unrest and trade restrictions, including the United States of America retaliating against protectionist foreign trade practices. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political, financial or other instabilities that are particular to their home countries, including without limitation local acts of terrorism or economic, environmental or health and welfare-related crises, which may in turn result in limitations or temporary or permanent halts to their operations, restrictions on the transfer of goods or funds and/or other trade disruptions. If any of these or other factors were to render the conduct of business in particular countries undesirable or impractical, our financial condition and results of operations could be materially adversely affected.

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

In addition, although we continue to improve our global compliance program, there remains a risk that one of more of our foreign vendors will not adhere to our global compliance standards such as fair labor standards and the prohibition on child labor. Non-governmental organizations might attempt to create an unfavorable impression of our sourcing practices or the practices of some of our vendors that could harm our image. If either of these occurs, we could lose customer goodwill and favorable brand recognition, which could negatively affect our business and operation results.

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

For first quarter fiscal year 2007, revenue through our direct-to-customer channel grew by 38% as compared to the first quarter of the prior fiscal year. Increased activity in our direct-to-customer business could result in material changes in our operating costs, including increased merchandise inventory costs and costs for paper and postage associated with the distribution and shipping of catalogs and products. Although we intend to attempt to mitigate the impact of these increases by improving sales revenue and efficiencies, we cannot assure you that we will succeed in mitigating expenses with increased efficiency or that cost increases associated with our direct-to-customer business will not have an adverse effect on the profitability of our business. Additionally, while we currently outsource the fulfillment of our direct-to-customer division to third parties, the third parties may not have the capacity to accommodate our growth. This lack of capacity may result in delayed customer orders and deficiencies in customer service, both of which may adversely affect our reputation, cause us to lose sales revenue and limit or counter recent growth in our direct-to-customer business.

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

The success of our business depends to a significant extent upon the level of consumer spending. A number of economic conditions affect the level of consumer spending on merchandise that we offer, including, among other things, the general state of the economy, the macro climate for the retail home furnishings sector, general business conditions, the level of consumer debt, interest rates, rising oil prices, taxation, housing prices, new construction activity and consumer confidence in future economic conditions. More generally, reduced consumer confidence and spending may result in reduced demand for discretionary items and luxury retail products, such as our products. Reduced consumer confidence and spending also may result in limitations on our ability to increase prices and may require increased levels of selling and promotional expenses. Adverse economic conditions and any related decrease in consumer demand for discretionary items such as those offered by us could have a material adverse effect on our business, results of operations and financial condition.

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

Future sales of our common stock could adversely affect our stock price and our ability to raise funds in new equity offerings.

We cannot predict the effect, if any, that future sales of shares of our common stock or the availability for future sale of shares of our common stock or securities convertible into or exercisable for our common stock will have on the market price of our common stock prevailing from time to time. We have previously raised financing through sales of our securities including sales of our common stock. In connection with our March 2001 preferred stock financing, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register for resale approximately 6.4 million shares of our common stock issued, or to be issued, upon the conversion of our Series A preferred stock to some of our stockholders. The registration statement was declared effective by the Securities and Exchange Commission on October 31, 2002 and may remain effective under certain circumstances until as long as March 2009. During fiscal 2005, the remaining holders of the Series A preferred stock elected to convert their shares of Series A preferred stock into common stock. We may also sell additional securities in order to raise financing. The sale, or the availability for sale, of substantial amounts of common stock by us in new offerings or by our existing stockholders whether in a securities offering, in market transactions, pursuant to an effective registration statement or under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options, or the conversion of our preferred stock, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our common stock and could materially impair our future ability to raise capital through an offering of equity securities.

Changes to accounting rules or regulations may adversely affect our results of operations.

Changes to existing accounting rules or regulations may impact our future results of operations. For example, on December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123R”), which required that beginning in fiscal 2006 we measure compensation costs for all stock-based compensation at fair value and record compensation expense equal to that value over the requisite service period. The adoption of SFAS 123R resulted in the recording of $3.4 million of pre-tax stock-based compensation expense in fiscal 2006. We believe SFAS 123R will continue to materially adversely impact our earnings. In addition, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS 109” (FIN 48), in July 2006. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. However, our adoption of FIN 48 on February 4, 2007 did not have a material effect on our results of operations or financial position.

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

Restoration Hardware, Inc.

Date: June 13, 2007
	By:	/s/ GARY G. FRIEDMAN
Gary G. Friedman
Chairman, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ CHRIS NEWMAN
Chris Newman
Chief Financial Officer (Principal Financial Officer)

	By:	/s/ VIVIAN MACDONALD
Vivian Macdonald
Vice President, Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION
*10.1	Form of Restricted Stock Unit Agreement under the Restoration Hardware, Inc. 1998 Stock Incentive Plan, as amended and restated (incorporated by reference to exhibit number 10.1 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 11, 2007)

*10.2	Restoration Hardware, Inc. 1998 Stock Incentive Plan, as Amended and Restated on April 9, 2007

*10.3	Summary of Compensation of Named Executive Officers for Fiscal Year 2006

*10.4	First Amendment to Eighth Amended and Restated Loan and Security Agreement dated as of April 27, 2007 among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Bank of America, N.A., The CIT Group/Business Credit, Inc. and Wells Fargo Retail Finance, LLC. (incorporated by reference to exhibit number 10.1 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on May 3, 2007)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.