Form 10-Q
period 2007-08-04
RESTORATION HARDWARE INC
filed 2007-09-13
CIK 863821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2007

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

As of August 27, 2007, 38,828,806 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

RESTORATION HARDWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED AUGUST 4, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	August 4, 2007	February 3, 2007	July 29, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,739	$1,461	$1,084
Accounts receivable	9,378	7,164	9,028
Merchandise inventories	209,764	192,805	181,199
Prepaid expense and other current assets	22,319	18,984	17,351

Total current assets	244,200	220,414	208,662
Property and equipment, net	88,373	87,961	90,054
Goodwill	4,560	4,560	4,560
Deferred tax assets	1,961	1,911	—
Other assets	1,626	1,521	1,317

Total assets	$340,720	$316,367	$304,593

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$76,825	$79,340	$70,321
Deferred revenue and customer deposits	15,387	9,556	12,415
Deferred tax liabilities	1,494	1,357	—
Other current liabilities	21,183	20,335	16,814

Total current liabilities	114,889	110,588	99,550
Long-term debt, net of issuance costs	106,497	68,384	79,432
Deferred lease incentives	21,195	23,515	25,894
Deferred rent	19,173	19,998	20,029
Other long-term obligations	6,678	1,774	1,037

Total liabilities	268,432	224,259	225,942

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock	4	4	4
Additional paid-in capital	180,245	178,176	172,263
Accumulated other comprehensive income	1,446	745	1,130
Accumulated deficit	(109,407)	(86,817)	(94,746)

Total stockholders' equity	72,288	92,108	78,651

Total liabilities and stockholders' equity	$340,720	$316,367	$304,593

See accompanying Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net revenues	$183,820	$179,343	$325,932	$312,723
Cost of revenue and occupancy	122,802	120,098	220,440	208,593

Gross profit	61,018	59,245	105,492	104,130
Selling, general and administrative expense	66,509	57,138	122,906	105,491

(Loss) income from operations	(5,491)	2,107	(17,414)	(1,361)
Interest expense, net	(2,236)	(1,739)	(4,235)	(3,163)

(Loss) income before income taxes	(7,727)	368	(21,649)	(4,524)
Income tax expense	(196)	(132)	(32)	(153)

Net (loss) income	$(7,923)	$236	$(21,681)	$(4,677)

Net (loss) income per share, basic	$(0.20)	$0.01	$(0.56)	$(0.12)

Net (loss) income per share, diluted	$(0.20)	$0.01	$(0.56)	$(0.12)

Shares used in calculation of earnings per share:
Basic	38,798	37,884	38,777	37,828
Diluted	38,798	38,911	38,777	37,828

See accompanying Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	August 4, 2007	July 29, 2006
Cash flows from operating activities:
Net loss	$(21,681)	$(4,677)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	10,786	10,571
Stock-based compensation expense	1,789	2,175
Deferred income taxes	(63)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,214)	(3,144)
Merchandise inventories	(16,959)	(22,552)
Prepaid expense and other current assets	(1,918)	(7,841)
Accounts payable and accrued expenses	(3,480)	7,174
Deferred revenue and customer deposits	5,831	4,111
Other current liabilities	884	(913)
Deferred rent	(825)	163
Deferred lease incentives and other long-term obligations	(2,431)	(1,571)

Net cash used by operating activities	(30,281)	(16,504)
Cash flows from investing activities:
Capital expenditures	(6,358)	(6,553)

Net cash used by investing activities	(6,358)	(6,553)
Cash flows from financing activities:
Borrowings under line of credit, net	38,228	21,334
Debt issuance costs	(210)	(175)
Payments on capital leases	(772)	(9)
Issuance of common stock, net	280	902

Net cash provided by financing activities	37,526	22,052
Effects of foreign currency exchange rate translation	391	99

Net increase (decrease) in cash and cash equivalents	1,278	(906)
Cash and cash equivalents:
Beginning of period	1,461	1,990

End of period	$2,739	$1,084

Additional cash flow information:
Cash paid during the period for interest	$3,868	$2,776
Cash paid during the period for income taxes	910	610
Non-cash investing and financing transactions:
Property and equipment acquired under capital leases	$4,271	$1,543
Tenant improvement allowance receivable	72	—

See accompanying Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Restoration Hardware, Inc., a Delaware corporation (together with its subsidiaries collectively, the “Company”), is a specialty retailer of furniture, bathware, hardware, lighting, textiles, accessories and related merchandise. Through the Company’s subsidiary, The Michaels Furniture Company, Inc. (“Michaels”), the Company manufactures a line of high quality furniture for the home. These products are sold through retail locations, catalogs and the Internet. At August 4, 2007, the Company operated a total of 102 retail stores and 8 outlets stores in 30 states, the District of Columbia and in Canada.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from the Company’s records without audit and, in management’s opinion, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position at August 4, 2007 and July 29, 2006, the results of operations for the three and six months ended August 4, 2007 and July 29, 2006, and changes in cash flows for the six months ended August 4, 2007 and July 29, 2006, respectively. The condensed consolidated balance sheet at February 3, 2007, as presented, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

The Company’s accounting policies are described in Note 1 to the audited consolidated financial statements for the fiscal year ended February 3, 2007 (“fiscal 2006”) included in the Company’s Form 10-K. Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of these interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for fiscal 2006. The Company’s current fiscal year ends on February 2, 2008 (“fiscal 2007”).

The results of operations for the three and six months ended August 4, 2007 presented in this Form 10-Q are not necessarily indicative of the results to be expected for the full fiscal year.

Effective in fiscal 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS 109” (“FIN 48”). This interpretation prescribes a recognition threshold of more-likely-than-not and a measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See Note 3, “Income Taxes,” for additional information regarding the Company’s adoption of FIN 48.

Stock-based Compensation

The Company follows the accounting provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment,” (“SFAS 123R”), which establishes accounting for non-cash, stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized over the requisite service period, which for the Company is generally the vesting period. For the quarter ended August 4, 2007, the Company recorded $1.0 million for pre-tax stock-based compensation under SFAS 123R, of which $0.7 million was recorded to selling, general and administrative expenses and $0.3 million was recorded to cost of revenue and occupancy. During the second quarter of fiscal 2006, the company recorded $0.7 million for pre-tax stock-based compensation, of which $0.5 million was recorded to selling, general and administrative expenses and $0.2 million was recorded to cost of revenue and occupancy. For the six months ended August 4, 2007, the Company recorded $1.8 million for pre-tax stock-based compensation under SFAS 123R, of which $1.3 million was recorded to selling, general and administrative expenses and $0.5 million was recorded to cost of revenue and occupancy. During the six months ended July 29, 2006, the Company recorded $1.6 million for stock-based compensation under SFAS 123R and $0.6 million of stock-based compensation related to the completion of a voluntary review of its historical stock option practices that was overseen by the Audit Committee of the Board of Directors with the assistance of outside legal counsel. Of the $2.2 million in stock-based compensation for the six months ended July 29, 2006, $1.4 million was recorded to selling, general and administrative expenses and $0.8 million was recorded to cost of revenue and occupancy.

During the second quarter of fiscal 2007, the Company granted 0.2 million shares of employee stock options with a weighted average exercise price of $4.82 and an average grant date fair value of $2.48 and granted 0.1 million shares of restricted stock units with an average grant date fair value of $5.20. During the second quarter of fiscal 2006, the Company granted 1.3 million shares of employee stock options with a weighted average exercise price of $6.80 and an average grant date fair value of $4.14. For the six months ended August 4, 2007, the Company granted 0.7 million shares of employee stock options with a weighted average exercise price of $6.00 and an average grant date fair value of $3.22 and granted 0.4 million shares of restricted stock units with an average grant date fair value of $6.17. For the six months ended July 29, 2006, the Company granted 1.7 million shares of employee stock options with a weighted average exercise price of $6.59 and an average grant date fair value of $3.99. As of August 4, 2007, unrecognized compensation cost under the Company’s stock option plans was $2.5 million for employee stock options and $0.6 million for restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining vesting period of 1.62 years for employee stock options and 3.76 years for restricted stock units.

Stock-Based Compensation Plans

At the Company’s annual meeting of stockholders held on July 12, 2007, the stockholders approved the Company’s 2007 stock incentive plan (the “2007 Plan”). The 2007 Plan, which became effective immediately upon stockholder approval of the 2007 Plan, replaces the Company’s 1998 Stock Incentive Plan (the “1998 Plan”) and no further awards will be granted under the 1998 Plan. The purpose of the 2007 Plan is to retain key employees, consultants and directors of the Company having experience and ability, to attract new employees, consultants and directors whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company. All of the Company’s directors, executive officers and employees are eligible to participate in the 2007 Plan. Awards under the 2007 Plan may be granted in the form of an option (incentive stock option or non-qualified stock option), stock appreciation right, restricted stock or restricted stock unit. The maximum aggregate number of shares which may be issued pursuant to all awards under the 2007 Plan is 2.4 million shares, plus approximately 1.9 million shares that remained available for grants of awards under the 1998 Plan as of the date the 2007 Plan was approved, plus any shares that would otherwise return to the 1998 Plan as a result of forfeiture, termination or expiration of awards previously granted under the 1998 Plan. Annual award grants are limited to one million shares on a per person basis. All grants of awards under the 2007 Plan have a maximum term of ten years, except incentive stock options issued to a stockholder owning more than 10% of the voting power of all classes of the Company’s stock, which have a maximum term of five years. The exercise price of an award shall not be less than 100% of the fair market value on the date of grant or not less than 110% of the fair market value on the date of grant for an incentive stock option granted to a 10% stockholder. Awards granted under the 2007 Plan shall be administered by the Company’s board of directors or by one or more committees designated by the board of directors. As of August 4, 2007, there were approximately 4.1 million shares available for future grant.

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income and foreign currency translation adjustments. The components of comprehensive (loss) income for the three and six months ended August 4, 2007 and July 29, 2006, respectively, are as follows:

	Three Months Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
(Dollars in thousands)
Components of comprehensive (loss) income:
Net (loss) income	$(7,923)	$236	$(21,681)	$(4,677)
Foreign currency translation adjustment	(270)	(53)	(701)	120

Total comprehensive (loss) income	$(8,193)	$183	$(22,382)	$(4,557)

2. LONG-TERM DEBT, NET

On April 27, 2007, the Company entered into an agreement (the “Amendment”) to further amend its existing revolving credit facility. The Amendment provides for an extension of the maturity date of the revolving credit facility to June 30, 2012 and an increase in the amount of the revolving credit facility to $190 million. The Amendment further provides that the Company may increase the amount of the revolving credit facility by up to an additional $75 million provided that, among other things, no default under the facility then exists or would arise as a result of such increase. The Amendment also includes a number of other improvements to the existing facility, including (i) an increase in the loan-to-value limits under the facility, (ii) a decrease of the interest rate on certain loans and obligations under the facility, (iii) a lower minimum fixed charge coverage ratio for certain loans under the facility, and (iv) a change in the circumstances in which the fixed charge coverage ratio applies under the facility. Other terms and conditions of the existing revolving credit facility remain materially unchanged.

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

As of August 4, 2007, $106.5 million was outstanding under the facility, net of unamortized debt issuance costs of $0.9 million, and there was $11.0 million in outstanding letters of credit. Borrowings made under the revolving credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin. As of August 4, 2007, the bank’s reference rate was 8.25% and the LIBOR plus margin rate was 6.34%. Borrowings that are incremental advances under the revolving credit facility are subject to interest at the bank’s reference rate plus a margin or LIBOR plus a higher margin. As of August 4, 2007, availability under the facility was $39.1 million.

The revolving credit facility contains various restrictive covenants, including limitations on the ability to make liens, make investments, sell assets, incur additional debt, merge, consolidate or acquire other businesses, pay dividends or other distributions, and enter into transactions with affiliates. The revolving credit facility does not contain any other significant financial or coverage ratio covenants unless the remaining availability is less than $15 million, in which case the Company is required to maintain a fixed charge coverage ratio. The revolving credit facility also does not require that the Company repay all borrowings for a prescribed “clean-up” period each year. In addition, the revolving credit facility does not require a daily sweep lockbox arrangement except upon the occurrence of an event of default under the facility or in the event the remaining availability for additional borrowings under the facility is less than $15 million.

3. INCOME TAXES

In June 2006, the FASB issued FIN 48, which clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a Company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.

Effective February 4, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation, the Company established a $2.2 million reserve for unrecognized tax benefits, inclusive of $0.3 million of related interest. This reserve is classified as a long-term liability and included in other long-term obligations on the Company’s interim condensed consolidated balance sheet at August 4, 2007. Upon adoption of FIN 48, the Company also recognized a reduction in retained earnings of $0.9 million and certain other deferred income tax assets and liabilities were recorded or reclassified.

Adjustments required upon adoption of FIN 48 to the United States related deferred tax asset accounts were offset by the United States related valuation allowance. Future changes to the Company’s assessment of the realizability of those deferred tax assets will impact the effective tax rate. The total amount of unrecognized tax benefits as of the date of adoption was $2.2 million. Of this amount, $2.0 million represents the amount that would reduce the Company’s effective income tax rate if recognized in future periods.

The Company accounts for interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the date of adoption, the Company had $0.3 million of interest accrued associated with unrecognized tax benefits.

The Company could be subject to United States and state tax examinations for years 2000 and forward. The Company may also be subject to audits in Canada for years 2001 and forward. There are no material United States or Canadian tax examinations currently in progress.

As of August 4, 2007, the total amount of unrecognized tax benefits was approximately $2.4 million. The Company anticipates an increase to the unrecognized tax benefits during the next twelve months applicable to foreign tax exposures. While the total increase cannot be estimated at this time, the change is not expected to be material to the fiscal 2007 consolidated financial statements.

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

The potential dilutive effects of the weighted average number of certain common stock equivalents have been excluded from diluted net loss per share of common stock because their inclusion would be anti-dilutive. The amounts excluded for the second quarter of fiscal 2007 and 2006 was 0.5 million common stock equivalents and 1.0 million common stock equivalents, respectively. The amount of common stock equivalents excluded for the six months ended August 4, 2007 and July 29, 2006 was 0.7 million and 0.8 million, respectively. These common stock equivalents only represent stock options whose exercise prices were less than the average market price of the stock during the respective periods and therefore were potentially dilutive.

There were an additional 4.8 million and 4.1 million stock options for the second quarter of fiscal 2007 and 2006, respectively, that were also excluded because the option exercise price for those stock options exceeded the average market price of the stock during the respective periods. For the six months ended August 4, 2007 and July 29, 2006, 3.9 million and 4.1 million stock options were excluded because the option exercise price for those stock options exceeded the average market price of the stock during the respective periods.

5. SEGMENT REPORTING

Beginning in the second quarter of fiscal 2007, the Company consolidated all small package, direct-to-customer shipments into one distribution center. Previously, these shipments were fulfilled through three facilities: one direct-to-customer distribution center and two retail replenishment distribution centers. As part of the consolidation of small package direct-to-customer fulfillment into the direct-to-customer distribution center, revenues that had been recorded in the retail segment are now being recorded in the direct-to-customer segment beginning in the second quarter of 2007. The shift in revenue reporting represented approximately 10 percentage points of the 19% decrease in stores segment revenues and 16 percentage points of the 37% increase in direct-to-customer segment revenues for the three months ended August 4, 2007 as compared to the three months ended July 29, 2006. For the six months ended August 4, 2007 as compared to the six months ended July 29, 2006, the shift represented 5 percentage points of the 14% decrease in store segment revenues and 10 percentage points of the 38% increase in direct-to-customer segment revenues. The revenue segment results for all periods prior to the second quarter of 2007 reflect the method the Company used to record revenues before it consolidated all small package direct-to-customer fulfillment into one distribution center. The revenue segment results for the second quarter of 2007 reflect the method the Company now records revenues following the consolidation of all small package, direct-to-customer shipments into one distribution center.

Also, beginning in the second quarter of fiscal 2007, the Company revised its segment reporting structure to better represent how management evaluates each segment’s performance. In summary, the key elements of the segment reporting changes are as follows:

•	Stores—the name of the Retail segment has changed to Stores. The Stores segment includes retail stores, outlet stores and warehouse sale events.

•

Direct-to-Customer—the Direct-to-customer segment includes the catalog and Internet business (including Brocade Home), To the Trade sales division, Restoration Hardware Baby & Child and store orders fulfilled by the direct-to-customer distribution center.

•	To be consistent with the revenue shift, a proportionate amount of related costs is shifted from the Stores segment to the Direct-to-customer segment.

•	Unallocated—the unallocated category includes all distribution center, call center and headquarters costs.

•

Distribution center and other fulfillment costs have been eliminated from the operating segments to make external reporting consistent with how management evaluates the business. The distribution centers, call center and headquarters costs are considered support costs and are not included as part of segment profitability.

Segment revenues for all periods presented are based on the origin of distribution center fulfillment. The Company has restated previously reported comparable periods’ segment income (loss) from operations to reflect the changes in allocations of certain cost of revenues and selling, general and administrative expenses. Management decisions on resource allocation and performance assessment are made based on these two identifiable reportable segments. The Company evaluates performance and allocates resources based on results from operations, which excludes certain unallocated costs. Certain segment information, including segment assets, asset expenditures and related depreciation expense, is not presented as all of the Company’s assets support our multi-channel retailing platform strategy.

Financial information for the Company’s reportable segments is as follows:

	Three Months Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
(Dollars in thousands)
Net Revenue:
Stores	$90,564	$111,428	$174,088	$202,488
Direct-to-customer	93,256	67,915	151,844	110,235

Consolidated net revenue	$183,820	$179,343	$325,932	$312,723

Income (loss) from operations:
Stores	$9,060	$17,316	$14,397	$28,080
Direct-to-customer	19,307	15,254	31,335	23,380
Unallocated	(33,858)	(30,463)	(63,146)	(52,821)

Consolidated (loss) income from operations	$(5,491)	$2,107	$(17,414)	$(1,361)

The income from store and direct-to-customer operations for the three and six months ended July 29, 2006 have been adjusted to reflect the segment reporting change implemented during the second quarter of fiscal 2007.

(Loss) income from operations for the three and six months ended July 29, 2006 have been adjusted to be consistent with the modified reportable segment structure. The adjustments for the second quarter of fiscal 2006 are as follows: (i) stores income from operations has changed to $17.3 million from $12.8 million as previously reported, (ii) direct-to-customer income from operations has changed to $15.3 million from $13.5 million as previously reported and (iii) unallocated loss from operations has changed to $30.5 million from $24.2 million as previously reported. The adjustments for the six months ended July 29, 2006 are as follows: (i) stores income from operations has changed to $28.1 million from $21.0 million as previously reported, (ii) direct-to-customer income from operations has changed to $23.4 million from $21.0 million as previously reported and (iii) unallocated loss from operations has changed to $52.8 million from $43.3 million as previously reported.

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

8. SUBSEQUENT EVENT

On August 7, 2007, the Company entered into a lease agreement (the “Lease”) with Duke Realty Limited Partnership (the “Landlord”) pursuant to which the Company will lease from the Landlord an approximately 800,000 square feet distribution facility in the Village of West Jefferson, Ohio (the “Leased Premises”). The Leased Premises will be used primarily for fulfillment to the Company’s East Coast retail stores and its non-furniture direct-to-customer business.

The Leased Premises will be constructed by the Landlord and is expected to be completed by June 2008. The initial term of the Lease is 15 years commencing after completion of the Leased Premises. The Company also has the right to extend the lease for three additional periods of five years each. The annual rent under the Lease will be approximately $3.2 million per year for years one through five, approximately $3.5 million per year for years six through ten, and approximately $3.8 million per year for years eleven through fifteen. The Company will be responsible for certain additional costs, including property taxes, insurance and utilities. The Landlord has obtained a Community Reinvestment Area certification for the property subject to the Lease, which provides a 100% real property tax abatement for such property for 15 years. The Lease also provides the Company with certain options to expand the Leased Premises.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include without limitation statements relating to our future plans, statements relating to anticipated future costs and expenses, statements regarding the impact of investments and cost savings initiatives on future growth and results of operations, statements relating to future availability under our revolving credit facility, statements relating to our working capital and capital expenditure needs, statements relating to operational efficiencies and cost reductions, statements relating to the market environment for home furnishings retailers and other statements containing words such as “believe,” “anticipate,” “expect,” “may,” “intend,” and words of similar import or statements of our management’s opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, customer reactions to our current and anticipated merchandising and marketing programs and strategies, timely introduction and customer acceptance of our merchandise, positive customer reaction to our catalog and Internet offerings, revised product mix, prototype stores and core businesses, timely and effective sourcing of our merchandise from our foreign and domestic vendors and delivery of merchandise through our supply chain to our stores and customers, changes in product supply, effective inventory and catalog management, actual achievement of cost savings and improvements to operating efficiencies, effective sales performance, the actual impact of key personnel of the Company on the development and execution of our strategies, changes in investor perceptions of the Company, changes in economic or business conditions in general, fluctuations in sales, limitations resulting from restrictive covenants in our revolving credit facility, consumer responses to our product offerings and changes in consumer trends, loss of key vendors, changes in the competitive environment in which we operate, changes in our management information needs, changes in management, failure to raise additional funds when required, changes in customer needs and expectations, governmental actions, and other factors described below in Part II, Item 1A “Risk Factors.” We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this quarterly report on Form 10-Q.

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

As of August 4, 2007, we operated 102 retail stores and 8 outlet stores in 30 states, the District of Columbia and in Canada. In addition to our retail and outlet stores, we operate a direct-to-customer (“direct”) sales channel that includes both catalog and Internet.

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

In 2006, we continued to grow our direct-to-customer business with the addition of two category extensions, the Restoration Hardware Outdoor Catalog and the Restoration Hardware Gift Catalog. In addition, we opened two outlet stores, and launched a new brand, Brocade Home. Brocade Home is a fashion home brand targeted at the broader value market with a unique and feminine point of view. This brand was launched with a catalog and a subsequent web site; and our plan is to develop a multi-channel retailing platform over the next several years. Brocade Home’s website is located a www.brocadehome.com. In 2006 we also began a multi-year program of investing in systems and infrastructure targeted at strengthening our supply chain. Included in these investments are new order management and warehouse management programs, redesigned distribution networks and facilities, and other systems, process and infrastructure changes. We believe these investments will improve our customers’ experiences while leveraging our operation costs as a percentage of our sales. In addition, we have strengthened our Company by hiring several new key employees as part of our management team.

During the first half of fiscal 2007, we introduced our third category extension, the Restoration Hardware Bed & Bath catalog, reflecting our efforts to extend our leadership position in this strategically important category. Additionally, we launched Restoration Hardware Trade, a direct sales division targeting home and hospitality developers. Each of these new initiatives has continued to grow in size as the year progressed.

The macro economic environment in the home furnishings and home building sectors continued to challenge our business during the first half of fiscal 2007 and our financial performance was affected by the current downtrend in these sectors.

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

•

We consolidated our small package direct-to-customer fulfillment from three distribution centers into one centralized distribution center in the second quarter of fiscal 2007. This consolidation of order fulfillment is intended to improve our in-stock availability, turn of inventory and inbound & outbound freight costs. This consolidation of small package direct-to-customer operations resulted in a shift in reporting of certain shelf stock orders originating from our retail stores. See Note 5, “Segment Reporting,” of the Condensed Consolidated Financial Statements for further description of this segment reporting change.

•

We have implemented cost reduction strategies to lower expenses over the balance of the year, including the renegotiation of key components of our catalog production costs and the reorganization of our headquarters that resulted in the elimination of approximately 100 positions, of which approximately 40% were filled positions.

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

•

We will open a new distribution center in the summer of 2008. This new facility will be used primarily for the fulfillment of our small package direct-to-customer business and the replenishment of our East Coast retail stores.

Results of Operations

The following table sets forth for the periods indicated the amount and percentage of net revenue represented by certain line items in our interim Condensed Consolidated Statement of Operations.

	Three Months Ended				Six Months Ended
	August 4, 2007	% of Net Rev.	July 29, 2006	% of Net Rev.	August 4, 2007	% of Net Rev.	July 29, 2006	% of Net Rev.
	(Dollars in thousands, except per share data)				(Dollars in thousands, except per share data)
Net revenues	$183,820	100.0%	$179,343	100.0%	$325,932	100.0%	$312,723	100.0%
Cost of revenue and occupancy	122,802	66.8	120,098	67.0	220,440	67.6	208,593	66.7

Gross profit	61,018	33.2	59,245	33.0	105,492	32.4	104,130	33.3
Selling, general and administrative expense	66,509	36.2	57,138	31.8	122,906	37.7	105,491	33.7

(Loss) income from operations	(5,491)	(3.0)	2,107	1.2	(17,414)	(5.3)	(1,361)	(0.4)
Interest expense, net	(2,236)	(1.2)	(1,739)	(1.0)	(4,235)	(1.3)	(3,163)	(1.0)

(Loss) income before income taxes	(7,727)	(4.2)	368	0.2	(21,649)	(6.6)	(4,524)	(1.4)
Income tax (expense) benefit	(196)	(0.1)	(132)	(0.1)	(32)	(0.0)	(153)	(0.1)

Net (loss) income	$(7,923)	(4.3)	$236	0.1	$(21,681)	(6.6)	$(4,677)	(1.5)

Net (loss) income per share of common stock—basic	$(0.20)		$0.01		$(0.56)		$(0.12)

Net (loss) income per share of common stock—diluted	$(0.20)		$0.01		$(0.56)		$(0.12)

Second Quarter of Fiscal 2007 vs. Second Quarter of Fiscal 2006

Net revenues increased by $4.5 million, or 2%, to $183.8 million in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. Our revenue growth during the second quarter of fiscal 2007 continued to be impacted by the challenging home furnishings environment and by the weakness in the home building sector.

Cost of revenue and occupancy expense increased by $2.7 million, to $122.8 million, in the second quarter of fiscal 2007. Cost of revenue and occupancy expense expressed as a percentage of net revenue decreased by 20 basis points to 66.8% in the second quarter of fiscal 2007, from 67.0% in the second quarter of fiscal 2006. The 20 basis point decrease was primarily due to the growth in our direct-to-customer segment which has a lower cost of revenue and occupancy rate than our stores’ segment and which grew at a higher rate than the stores’ segment, but was partially offset by lower product margins in both segments as a result of a higher mix of promotional selling during the second quarter of fiscal 2007 compared to the same period in the prior fiscal year.

Selling, general and administrative expenses increased by $9.4 million, to $66.5 million, in the second quarter of fiscal 2007. Expressed as a percentage of net revenue, selling, general, and administrative expense increased to 36.2% for the second quarter of fiscal 2007 compared to 31.8% for the second quarter of fiscal 2006. The 440 basis point increase in these costs, expressed as a percentage of net revenues, was primarily due to higher advertising costs resulting from increased circulation from our catalogs as well as an increase in the number of pages per catalog. Total catalog circulation and circulated pages increased by 20% and 16%, respectively, compared to the same period in the prior fiscal year. The remaining increase primarily related to continued investments in our direct-to-customer segment growth initiatives and from the stores to direct revenue growth shift. This revenue growth shift caused our selling, general and administrative costs to increase relative to overall revenue since we have a higher selling, general and administrative rate for our direct business as compared to our stores business.

The second quarter of fiscal 2007 reflected a combination of factors that affected our financial performance. We went from income from operations of $2.1 million in the second quarter of fiscal 2006 to a loss of $5.5 million in the second quarter of fiscal 2007. This result was principally caused by the ongoing softness across our business due to the challenging home furnishings environment and the effects from the slowdown in the home building industry. During the second quarter of fiscal 2007 we continued with our multi-year program of investing in systems and infrastructure targeted at strengthening our supply chain processes. We also continued to make investments in Brocade Home, Restoration Hardware Trade and in our newest future offering, Restoration Hardware Baby & Child. These investments also had an impact upon our operating results for the second quarter of fiscal 2007.

Interest expense, net includes interest on borrowings under our revolving credit facility and amortization of debt issuance costs. Interest expense, net increased from $1.7 million in the second quarter of fiscal 2006 to $2.2 million in the second quarter of fiscal 2007. This increase resulted from higher average interest rates during the second quarter of fiscal 2007 combined with higher average debt levels to support current working capital requirements, including increased merchandise inventory.

Our second quarter of fiscal 2007 income tax expense was $196,000 on pre-tax loss of $7.7 million. This compares to income tax expense of $132,000 recorded in the second quarter of fiscal 2006. The income tax expense in our second quarter of fiscal 2007 was primarily due to taxes related to our wholly-owned Canadian subsidiary and interest on unrecognized tax benefits.

First half of Fiscal 2007 vs. First half of Fiscal 2006

Net revenues increased by $13.2 million, or 4%, to $325.9 million in the first six months of fiscal 2007 compared to the first six months of fiscal 2006. Our revenue growth during the first half of fiscal 2007 continued to be impacted by the current challenging home furnishings environment and by the weakness in the home building sector.

Cost of revenue and occupancy expense increased by $11.8 million, to $220.4 million, in the first six months of fiscal 2007. Cost of revenue and occupancy expense expressed as a percentage of net revenue increased by 90 basis points to 67.6% in the first six months of fiscal 2007 from 66.7% in the first six months of fiscal 2006. The 90 basis point increase was primarily driven by the continued retrofit of our distribution centers and from lower product margins due to a greater mix of promotional selling during the first half of fiscal 2007, but was partially offset by the growth in our direct-to-customer segment which has a lower cost of revenue and occupancy rate and which grew at a higher rate than our stores’ segment.

Selling, general and administrative expenses increased by $17.4 million, to $122.9 million, in the first six months of fiscal 2007. Expressed as a percentage of net revenue, selling, general, and administrative expense increased to 37.7% for the first six months of fiscal 2007 compared to 33.7% for the first six months of fiscal 2006. The 400 basis point increase in these costs, expressed as a percentage of net revenues, was primarily due to higher advertising costs resulting from increased circulation from our catalogs along with an increase in the number of pages per catalog. Total catalog circulation and circulated pages increased by 28% and 27%, respectively, compared to the same period in the prior fiscal year. With the growth in revenue in the direct business, our selling, general and administrative costs increased relative to overall revenue since we have a higher selling, general and administrative rate for our direct business as compared to our retail business. In addition, we also incurred costs in our direct-to-customer segment to support our growth initiatives during the first half of fiscal 2007.

The first half of fiscal 2007 reflected a combination of factors that affected our financial performance. We experienced a substantial increase in loss from operations, increasing from a loss of $1.4 million in the first half of fiscal 2006 to a loss of $17.4 million in the first half of fiscal 2007. This result was principally caused by the ongoing softness across our business due to the challenging home furnishings environment and the effects from the slowdown in the home building industry. We continued to invest in our business despite these challenging times. During the first half of fiscal 2007 we continued with our multi-year program of investing in systems and infrastructure targeted at strengthening our supply chain processes. We also introduced a new category extension during the first half of fiscal 2007, Restoration Hardware Bed & Bath Catalog, and continued to make investments in Brocade Home, Restoration Hardware Trade and in our future offering, Restoration Hardware Baby & Child. These investments also had an impact upon our results for the first half of fiscal 2007.

Interest expense, net includes interest on borrowings under our revolving credit facility and amortization of debt issuance costs. Interest expense, net increased from $3.2 million in the first six months of fiscal 2006 to $4.2 million in the first six months of fiscal 2007. This increase resulted from higher average interest rates during the first half of fiscal 2007 combined with higher average debt levels to support current working capital requirements, including increased merchandise inventory.

We recognized an income tax expense of $32,000 on pre-tax loss of $21.6 million during the first six months of fiscal 2007. This compares to income tax expense of $153,000 recorded in the first six months of fiscal 2006. The income tax expense in our first half of fiscal 2007 was primarily due to taxes related to our wholly-owned Canadian subsidiary and interest on unrecognized tax benefits.

Segment Change

Beginning in the second quarter of fiscal 2007, we consolidated all small package, direct-to-customer shipments into one distribution center. Previously, these shipments were fulfilled through three facilities: one direct-to-customer distribution center and two retail replenishment distribution centers. As part of the consolidation of small package direct-to-customer fulfillment into the direct-to-customer distribution center, revenues that had been recorded in the retail segment are now being recorded in the direct-to-customer segment beginning in the second quarter of 2007. The shift in revenue reporting represented approximately 10 percentage points of the 19% decrease in stores segment revenues and 16 percentage points of the 37% increase in direct-to-customer segment revenues for the three months ended August 4, 2007 as compared to the three months ended July 29, 2006. For the six months ended August 4, 2007 as compared to the six months ended July

29, 2006, the shift represented 5 percentage points of the 14% decrease in store segment revenues and 10 percentage points of the 38% increase in direct-to-customer segment revenues. The revenue segment results for all periods prior to the second quarter of 2007 reflect the method we used to record revenues before we consolidated all small package direct-to-customer fulfillment into one distribution center. The revenue segment results for the second quarter of 2007 reflect the method we now record revenues following the consolidation of all small package, direct-to-customer shipments into one distribution center.

Also, beginning in the second quarter of fiscal 2007, we revised our segment reporting structure to better represent how management evaluates each segment’s performance. In summary, the key elements of the segment reporting changes are as follows:

•	Stores—the name of the Retail segment has changed to Stores. The Stores segment includes retail stores, outlet stores and warehouse sale events.

•

Direct-to-Customer—the Direct-to-customer segment includes the catalog and Internet business (including Brocade Home), To the Trade sales division, Restoration Hardware Baby & Child and store orders fulfilled by the direct-to-customer distribution center.

•	To be consistent with the revenue shift, a proportionate amount of related costs is shifted from the Stores segment to the Direct-to-customer segment.

•	Unallocated—the unallocated category includes all distribution center, call center and headquarters costs.

•

Distribution center and other fulfillment costs have been eliminated from the operating segments to make external reporting consistent with how management evaluates the business. The distribution centers, call center and headquarters costs are considered support costs and are not included as part of segment profitability.

Segment revenues for all periods presented are based on the origin of distribution center fulfillment. We have restated previously reported comparables periods’ segment income (loss) from operations to reflect the changes in allocations of certain cost of revenues and selling, general and administrative expenses.

Revenue and Segment Results

Stores Segment Results

	Three Months Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
(Dollars in thousands)
Stores net revenue	$90,564	$111,428	$174,088	$202,488
Stores net revenue growth percentage	-18.7%	9.4%	-14.0%	8.5%
Income from store operations	$9,060	$17,316	$14,397	$28,080
Income from store operations—percent of stores net revenue	10.0%	15.5%	8.3%	13.9%

Number of stores at beginning of period	103	103	103	103
Number of stores opened	—	—	—	—
Number of stores closed	(1)	—	(1)	—

Number of stores at year-end	102	103	102	103

Store selling square feet at end of period	682,737	686,649	682,737	686,649
Number of outlet stores at end of period	8	8	8	8

The income from store operations for the three and six months ended July 29, 2006 have been adjusted to reflect a change in the allocation of revenues and expenses between segments implemented beginning with the second quarter of fiscal 2007. See Note 5, “Segment Reporting,” of the Condensed Consolidated Financial Statements for further description of this segment reporting change.

Second Quarter of Fiscal 2007 vs. Second Quarter of Fiscal 2006

Stores net revenue for the second quarter of fiscal 2007 decreased by $20.9 million, or 19%, as compared to the second quarter of fiscal 2006. Our stores segment net revenue decline was affected by a shift in revenue reporting from the stores to the direct-to-customer segment due to the consolidation of small package direct-to-customer shipments, by our strategy to offer a larger product assortment in our catalogs, contributing to a migration in revenues from our stores to our direct channels, and by the challenging home furnishings and home building environment.

The shift in revenue related to the consolidation of small package direct-to-customer shipments represented approximately 10 percentage points of the 19% decrease in stores segment revenues for the three months ended August 4, 2007 as compared to the three months ended July 29, 2006.

Our stores segment experienced a decline in its operating results, decreasing to income from operations of $9.1 million, or 10.0% of stores net revenue, during the second quarter of fiscal 2007 compared to income from operations of $17.3 million, or 15.5% of stores net revenue, in the same period of the prior fiscal year. This decline, representing a 550 basis point decrease in the stores segment operating results for the second quarter of fiscal 2007, resulted from a 340 basis point decrease in gross margin and from a 210 basis point increase in selling, general and administrative expenses. The 340 basis point decrease in gross margin was primarily due to the weakness in sales reflecting the challenging home furnishings and home building environment. As a result of the sales shortfall, gross margin was negatively impacted by a higher mix of promotional selling and by the de-leverage of store occupancy costs due to lower sales volume during the second quarter of fiscal 2007 compared to the same period in the prior fiscal year. The 210 basis point increase in selling, general and administrative expenses was primarily due to the de-leverage of store employment, store occupancy and advertising costs, all factors of which were driven by lower sales volume during the second quarter of fiscal 2007.

First half of Fiscal 2007 vs. First half of Fiscal 2006

Stores net revenue for the first half of fiscal 2007 decreased by $28.4 million, or 14%, as compared to the first half of fiscal 2006. Our stores segment net revenue decline was affected by the overall slowdown in the home furnishings and home building sectors, by our strategy to offer a larger product assortment in our catalogs, and by the shift in revenue reporting from the stores to the direct-to-customer segment due to the consolidation of small package direct-to-customer shipments in the second quarter of fiscal 2007.

The shift in revenue related to the consolidation of small package direct-to-customer shipments represented approximately 5 percentage points of the 14% decrease in stores segment revenues for the six months ended August 4, 2007 as compared to the six months ended July 29, 2006.

Our stores segment experienced a decline in its operating results, decreasing to income from operations of $14.4 million, or 8.3% of stores net revenue, during the first half of fiscal 2007 compared to income from operations of $28.1 million, or 13.9% of stores net revenue, in the same period of the prior fiscal year. This significant decline, representing a 560 basis point decrease in the stores segment operating results for the first half of fiscal 2007, resulted from a 380 basis point decrease in gross margin and from a 180 basis point increase in selling, general and administrative expenses. The 380 basis point decrease in gross margin was primarily due to the weakness in sales reflecting the challenging home furnishings and home building environment. As a result of the sales shortfall, gross margin was negatively impacted by a higher mix of promotional selling and by the de-leverage of store occupancy costs due to lower sales volume during the first half of fiscal 2007 compared to the first half of fiscal 2006. The 180 basis point increase in selling, general and administrative expenses was primarily due to the de-leverage of store employment, store occupancy and advertising costs, all factors of which were driven by lower sales volume during the first half of fiscal 2007 compared to the same period in the prior fiscal year.

Direct-to-Customer Segment Results

	Three Months Ended		Six Months Ended
	August 4, 2007	July 29, 2006	Fiscal 2007	Fiscal 2006
(Dollars in thousands)
Direct-to-customer net revenue	$93,256	$67,915	$151,844	$110,235
Direct-to-customer net revenue growth percentage	37.3%	58.0%	37.7%	46.0%
Income from direct-to-customer operations	$19,307	$15,254	$31,335	$23,380
Income from direct-to-customer operations—percent of direct-to-customer net revenue	20.7%	22.5%	20.6%	21.2%

Growth percentages:
Number of catalog books mailed	20%	67%	28%	44%
Pages circulated	16%	46%	27%	37%

The income from direct-to-customer operations for the three and six months ended July 29, 2006 have been adjusted to reflect a change in the allocation of revenues and expenses between segments implemented beginning with the second quarter of fiscal 2007. See Note 5, “Segment Reporting,” of the Condensed Consolidated Financial Statements for further description of this segment reporting change.

Second Quarter of Fiscal 2007 vs. Second Quarter of Fiscal 2006

Direct-to-customer net revenue for the second quarter of fiscal 2007 increased $25.3 million, or 37%, as compared to the second quarter of fiscal 2006. Direct-to-customer net revenue consists of both catalog and Internet sales. The continued growth in our direct-to-customer segment resulted from an overall increase in the total number of catalogs circulated along with increased page count in the Restoration Hardware Home and the Restoration Hardware Outdoor catalogs, and from the shift in revenue reporting from the stores to the direct-to-customer segment as a result of the consolidation of small package direct-to-customer shipments. Growth in this segment also reflects our strategy of leveraging our catalogs and the Internet to size our assortment to market potential, resulting in a planned shift of business from stores to direct. The total number of catalogs mailed and pages circulated increased by 20% and 16%, respectively, from the second quarter of fiscal 2006 to the current fiscal quarter. At the same time, the growth experienced during the second quarter of fiscal 2007 was negatively impacted by the challenging home furnishings and home building environment.

The shift in revenue related to the consolidation of small package direct-to-customer shipments represented approximately 16 percentage points of the 37% increase in direct-to-customer segment revenues for the three months ended August 4, 2007 as compared to the three months ended July 29, 2006.

Income from operations for our direct-to-customer segment increased to $19.3 million, or 20.7% of direct-to-customer net revenue, during the second quarter of fiscal 2007 compared to income from operations of $15.3 million, or 22.5% of direct-to-customer net revenue, in the same quarter of the prior fiscal year. This $4.1 million increase represented a 180 basis point decrease in operating results for our direct-to-customer operating segment expressed as a percentage of direct-to-customer net revenue. This decline resulted from a 120 basis point decrease in gross margin and from a 60 basis point increase in selling, general and administrative expenses. The 120 basis point decrease in gross margin resulted from the higher costs associated with the revenue shifted from the stores to the direct-to-customer segment, due to the consolidation of small package direct-to-customer shipments, and from a higher mix of promotional selling during the current quarter, which were offset in part by a favorable shipping expense leverage. The 60 basis point increase in selling, general and administrative expenses was primarily due to the costs to support our growth initiatives and a general increase in employment-related costs.

First half of Fiscal 2007 vs. First half of Fiscal 2006

Direct-to-customer net revenue for the first half of fiscal 2007 increased $41.6 million, or 38%, as compared to the first half of fiscal 2006. The growth in our direct-to-customer segment was caused by an overall increase in the total number of catalogs circulated along with increased page count in the Restoration Hardware Home and the Restoration Hardware Outdoor catalogs. Continued growth in the direct-to-customer segment reflects our strategy of leveraging our catalogs and the Internet to size our assortment to market potential, which results in a planned shift of business from stores to direct. The total number of catalogs mailed and pages circulated increased by 28% and 27%, respectively, from the first half of fiscal 2006 to the first half of this fiscal year. At the same time, growth was impacted by the shift in revenue reporting from the stores to the direct-to-customer segment as a result of the consolidation of small package direct-to-customer shipments offset by the challenging home furnishings and home building environment.

The shift in revenue related to the consolidation of small package direct-to-customer shipments represented approximately 10 percentage points of the 38% increase in direct-to-customer segment revenues for the six months ended August 4, 2007 as compared to the six months ended July 29, 2006.

Income from operations for our direct-to-customer segment increased to $31.3 million, or 20.6% of direct-to-customer net revenue, during the first half of fiscal 2007 compared to income from operations of $23.4 million, or 21.2% of direct-to-customer net revenue, during the same period in the prior fiscal year. This increase of $7.9 million, represented a 60 basis point decrease, expressed as a percentage of net revenues, resulting from a 20 basis point increase in gross margin, offset in part by an 80 basis point increase in selling, general and administrative expenses. The 20 basis point increase in gross margin resulted from favorable shipping expense leverage of 150 basis points, which was offset in part by a de-leverage of distribution center costs of 110 basis points due to actual sales being less than forecasted and from a decrease in product margin of 30 basis points due to increased promotional selling during the current quarter. The 80 basis point increase in selling, general and administrative expense was primarily due to investments in our growth initiatives and a general increase in employment-related costs. Investments in our growth initiative during the first half of fiscal 2007 included our third category extension, Restoration Hardware Bed & Bath Catalog, and continued investments in Brocade Home and Restoration Hardware Baby & Child.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
	August 4, 2007	July 29, 2006
	(Dollars in thousands)
Net cash used by operating activities	$(30,281)	$(16,504)
Net cash used by investing activities	(6,358)	(6,553)
Net cash provided by financing activities	37,526	22,052
Effects of foreign currency exchange rate translation	391	99

Net increase (decrease) in cash and cash equivalents	$1,278	$(906)

Operating Cash Flows

For the first six months of fiscal 2007, net cash used by operating activities was $30.3 million compared to net cash used by operating activities of $16.5 million in the first six months of fiscal 2006. The increased use of cash of $13.8 million was primarily a result of an increase in net loss of $17.0 million. We also experienced a decrease in accounts payable and accrued expenses compared to an increase in the same period of the prior fiscal year, offset by a lower increase in merchandise inventories. The increase in the use of cash related to accounts payable and accrued expenses primarily related to a lower outstanding check balance due to the timing of our quarter end which ended on August 4, 2007 in the second quarter of fiscal 2007 compared to July 29, 2006 in the second quarter of fiscal 2006, along with the general timing of payments to our merchandise vendors. The higher use of cash related to merchandise inventories during the first half of fiscal 2006 primarily related to the launch of our category extension into the Restoration Hardware Outdoor catalog late in the first quarter of fiscal 2006.

Investing Cash Flows

Net cash used by investing activities remained relatively consistent at $6.4 million for the first six months of fiscal 2007, compared to $6.6 million for the first six months of fiscal 2006 and related to capital expenditures incurred during the respective periods.

Financing Cash Flows

Net cash provided by financing activities increased from $22.1 million in the first six months of fiscal 2006 to $37.5 million in the first six months of fiscal 2007. This increase primarily resulted from a $16.9 million increase in net borrowings received under our revolving credit facility, net of debt issuance costs during the first half of fiscal 2007 compared to the first half of fiscal 2006, partially offset by a $0.8 million increase in payments on capital leases. The $16.9 million increase in net borrowings under our revolving credit facility was utilized to support our current working capital requirements, including increased merchandise inventory.

On April 27, 2007, we entered into an agreement (the “Amendment”) to further amend our existing revolving credit facility. The Amendment provides for an extension of the maturity date of our revolving credit facility to June 30, 2012 and increases the amount of our revolving credit facility to $190 million. The Amendment further provides that we may increase the amount of the revolving credit facility by up to an additional $75 million provided that, among other things, no default under the facility then exists or would arise as a result of such increase. In addition, the Amendment includes a number of other improvements to the existing facility, including (i) an increase in the loan-to-value limits under the facility, (ii) a decrease of the interest rate on certain loans and obligations under the facility, (iii) a lower minimum fixed charge coverage ratio for certain loans under the facility, and (iv) a change in the circumstances in which the fixed charge coverage ratio applies under the facility. Other terms and conditions of the existing revolving credit facility remain materially unchanged.

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

As of August 4, 2007, $106.5 million was outstanding under the facility, net of unamortized debt issuance costs of $0.9 million, and there was $11.0 million in outstanding letters of credit. Borrowings made under the revolving credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin. As of August 4, 2007, the bank’s reference rate was 8.25% and the LIBOR plus margin rate was 6.34%. Borrowings that are incremental advances under the revolving credit facility are subject to interest at the bank’s reference rate plus a margin or LIBOR plus a higher margin. As of August 4, 2007, availability under the facility was $39.1 million.

The revolving credit facility contains various restrictive covenants, including limitations on the ability to make liens, make investments, sell assets, incur additional debt, merge, consolidate or acquire other businesses, pay dividends or other distributions, and enter into transactions with affiliates. The revolving credit facility does not contain any other significant financial or coverage ratio covenants unless the remaining availability is less than $15 million, in which case the Company is required to maintain a fixed charge coverage ratio. The revolving credit facility also does not require that we repay all borrowings for a prescribed “clean-up” period each year. In addition, the revolving credit facility does not require a daily sweep lockbox arrangement except upon the occurrence of an event of default under the facility or in the event the remaining availability for additional borrowings under the facility is less than $15 million.

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

Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, for the year ended February 3, 2007, have not changed materially for the second quarter ended August 4, 2007.

Item 4.	Controls and Procedures.

As of August 4, 2007, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of August 4, 2007 were effective. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The success of our business depends to a significant extent upon the level of consumer spending, particularly in the home furnishings sector which in turn is highly dependent on the housing sector. A number of economic conditions affect the level of consumer spending on merchandise that we offer, including, among other things, the general state of the economy, the macro climate for the retail home furnishings sector, general business conditions, the level of consumer debt, interest rates, rising oil prices, taxation, housing prices, new construction and other activity in the housing sector and consumer confidence in future economic conditions. In particular, the recent reduction in the availability of credit and the recent activity in the housing sector, including the slowing housing turnover, the slowing home-price appreciation, and the depreciation of home prices in some areas, could limit consumers’ discretionary spending or affect their confidence level and lead to reduced spending on home furnishings or home improvement projects. More generally, reduced consumer confidence and spending may result in reduced demand for discretionary items and luxury retail products, such as our products. Reduced consumer confidence and spending also may result in limitations on our ability to increase or sustain prices and may require increased levels of selling and promotional expenses. Adverse economic conditions and any related decrease in consumer demand for discretionary items such as those offered by us could have a material adverse effect on our business, results of operations and financial condition. In addition, as a result of any such adverse economic conditions, we may be required to launch additional cost-cutting initiatives to reduce operating costs, and these initiatives may not be successful in reducing costs significantly or may impair our ability to operate effectively.

Our success depends upon consumer responses to our product offerings; if we fail to successfully anticipate changes in consumer trends or consumers otherwise do not respond to our product offerings, our results of operations may be adversely affected.

Our success depends on consumer responses to our product offerings and our ability to anticipate and respond to changing merchandise trends and consumer demands in a timely manner. We have recently introduced a number of new products through new brand initiatives including our new brand Brocade Home as well as our Restoration Hardware Outdoor Catalog, our Restoration Hardware Gift Catalog and our Restoration Hardware Bed & Bath Catalog and we recently announced plans to introduce Restoration Hardware Baby & Child. We also recently introduced Restoration Hardware Trade. There can be no assurance that any of these new brands or divisions will grow or be successful or achieve the results we expect. We also may not be successful in integrating these new brands and divisions into our existing operations. In addition, if consumers do not respond to our product offerings or we misjudge market trends, we may significantly overstock unpopular products and be forced to take significant inventory markdowns, which would have a negative impact on our operating results. Conversely, shortages of popular items could result in loss of potential sales revenue and have a material adverse effect on our operating results.

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

In addition, a material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise and market trends and consumer demands could cause us to close underperforming stores. While we believe that we benefit in the long run financially by closing underperforming stores and reducing nonproductive costs, the closure of such stores would subject us to additional increased short-term costs including, but not limited to, employee severance costs, charges in connection with the impairment of assets and costs associated with the disposition of outstanding lease obligations. At August 4, 2007, we did not expect, and therefore did not reserve for, any store closures.

Our success is highly dependent on improvements to our planning, order acceptance and fulfillment and supply chain processes.

Our product mix is increasingly dependent upon the efficiency of our supply chain infrastructure and order acceptance and fulfillment processes. Our in store customer sales have recently consisted of higher percentages of merchandise that must be shipped to the customer or is custom ordered as we have refined our product offerings. Such transactions put additional pressure on our order acceptance and fulfillment processes. An important part of our efforts to achieve efficiencies, cost reductions and sales growth is the identification and implementation of improvements to our planning, logistical and distribution infrastructure and our supply chain, including merchandise ordering, transportation and receipt processing. We will continue to make investments in improvements to this part of our business. Our success in implementing these initiatives may affect our financial performance both in the short term and the longer term. We may experience cost overruns in implementing our investment initiatives or operational disruptions that result from changes in our systems, facilities or processes. If we are not successful in our efforts to improve our planning and supply chain processes in order to take full advantage of supply chain opportunities, we may experience a material adverse effect on our operating results through, among other things, loss of customer sales or increases in our costs.

Significant deviations from projected demand for products in our inventory during a selling season could have a material adverse effect on our financial condition and results of operations.

We must manage our merchandise in stock and inventory levels to track customer preferences and demand. We order merchandise based on our best projection of consumer tastes and anticipated demand in the future, but we cannot guarantee that our projections of consumer tastes and the demand for our merchandise will be accurate. It is critical to our success that we stock our product offerings in appropriate quantities. If demand for one or more products outstrips our available supply, we may have large backorders and cancellations and our operating results may be adversely affected. On the other hand, if one or more products do not achieve projected sales levels, we may have surplus or un-saleable inventory that would force us to take significant inventory markdowns, which could adversely affect our operating results.

In addition, much of our inventory is sourced from vendors located outside the United States. Thus, we usually must order merchandise, and enter into contracts for the purchase and manufacture of such merchandise, months in advance of the applicable selling season and frequently before trends and market factors are known. The extended lead times for many of our purchases may make it more difficult for us to respond rapidly to new or changing trends or market factors. Our vendors may also not have the capacity to handle our demands.

Further, the seasonal nature of the specialty home products business requires us to carry a significant amount of inventory prior to peak selling season. The general pattern associated with the retail industry is one of peak sales and earnings during the holiday season. Our business also includes product offerings that are of a seasonal nature such as our outdoor products which are highly dependent upon the outdoor selling season. In anticipation of increased sales activity for seasonal goods including holiday sales during the fourth quarter, we incur significant additional expenses both prior to and during the seasonal selling period. As a result, we accumulate inventory in advance of the seasonal selling period and are vulnerable to demand and pricing shifts and to misjudgments in the selection and timing of merchandise purchases. If we do not accurately predict our customers’ preferences and market and other trends, our inventory levels will not be appropriate and our business and operating results may be negatively impacted.

We may be unable to achieve, or may be delayed in achieving, our cost-cutting initiatives, which may adversely affect our results of operations and cash flows.

We have recently launched a number of cost-cutting initiatives, including the reorganization of our headquarters that resulted in the elimination of a number of positions. These initiatives are designed to improve operating efficiencies and reduce operating costs. Although we anticipate a substantial amount of annual cost savings associated with these cost-cutting initiatives, we may not be able to achieve the cost savings we expect or these initiatives may impair our ability to operating effectively. If we are unable to achieve, or have any unexpected delays in achieving, additional cost savings, our results of operations and cash flows may be adversely affected.

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

In addition, we plan to open a new distribution facility in the summer of 2008 in West Jefferson, Ohio. The new distribution facility will service all of our small package direct-to-customer operations, as well as our small package retail store distributions to the Eastern and Central regions of the country. We have entered into a lease agreement with Duke Realty Limited Partnership pursuant to which we will lease the new distribution facility from Duke Realty, and Duke Reality will construct the new distribution facility. However, there may be unforeseen construction, scheduling, engineering, environmental, cost or other problems with the construction of the new facility that could cause the completion date to differ significantly from initial expectations. Any significant delay in the completion of the new distribution facility could have a material adverse effect on our business, financial condition and results of operations. We also may experience other operational disruptions as a result of the new distribution facility, including telecommunications system problems, disruptions in transitioning fulfillment orders to the new distribution facility and problems or increased expenses associated with operating the new facility, any of which could have a material adverse effect on our business, financial condition and results of operations.

Labor activities could cause labor relations difficulties for us.

As of August 4, 2007, we had approximately 4,000 full and part-time employees, and while we believe our relations with our employees are generally good, we cannot predict the effect that any future organizational activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations and increases in our labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

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

Our revolving credit facility also contains a clause which allows our lenders to forego additional advances should they determine there has been a material adverse change in our operations, business, properties, assets, liabilities, condition or prospects or a condition or event that is reasonably likely to result in a material adverse change in our financial position or prospects reasonably likely to result in a material adverse effect on our business, condition (financial or otherwise), operations, performance or properties taken as a whole. Our lenders have not notified us of any indication that a material adverse effect exists at August 4, 2007 or that a material adverse change has occurred. We believe that no material adverse change has occurred and we believe that we will continue to borrow on the line of credit subject to its terms and conditions of availability in order to fund our operations over the term of the revolving credit facility which expires in June 2012. We do not anticipate any changes in our business practices that would result in any determination that there has been a material adverse effect in our operations, business, properties, assets, liabilities, condition or prospects. However, we cannot be certain that our lenders will not make such a determination in the future.

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

We purchased more than half of our merchandise directly from vendors located abroad. As an importer, our future success will depend in large measure upon our ability to maintain our existing foreign supplier relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them. Additionally, many of our imported products are subject to existing duties, tariffs and quotas that may limit the quantity of some types of goods which we may import into the United States of America. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the United States of America, changes in import duties, tariffs and quotas, loss of “most favored nation” trading status by the United States of America in relation to a particular foreign country, work stoppages including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States of America, freight cost increases, economic uncertainties, including inflation, foreign government regulations, and political unrest and trade restrictions, including the United States of America retaliating against protectionist foreign trade practices. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political, financial or other instabilities that are particular to their home countries, including without limitation local acts of terrorism or economic, environmental or health and welfare-related crises, which may in turn result in limitations or temporary or permanent halts to their operations, restrictions on the transfer of goods or funds and/or other trade disruptions. If any of these or other factors were to render the conduct of business in particular countries undesirable or impractical, our financial condition and results of operations could be materially adversely affected.

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

For second quarter fiscal year 2007, revenue through our direct-to-customer channel grew by 37% as compared to the second quarter of the prior fiscal year. Increased activity in our direct-to-customer business could result in material changes in our operating costs, including increased merchandise inventory costs and costs for paper and postage associated with the distribution and shipping of catalogs and products. Although we intend to attempt to mitigate the impact of these increases by improving sales revenue and efficiencies, we cannot assure you that we will succeed in mitigating expenses with increased efficiency or that cost increases associated with our direct-to-customer business will not have an adverse effect on the profitability of our business. Additionally, while we currently outsource the fulfillment of our direct-to-customer division to third parties, the third parties may not have the capacity to accommodate our growth. This lack of capacity may result in delayed customer orders and deficiencies in customer service, both of which may adversely affect our reputation, cause us to lose sales revenue and limit or counter recent growth in our direct-to-customer business.

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

We may be exposed to risks and costs associated with credit card fraud and identity theft that could cause us to incur unexpected expenditures and loss of revenue.

A substantial portion of our customer orders are placed through our website. In order for the online commerce market to function and develop successfully, we and other market participants must be able to transmit confidential information, including credit card information, securely over public networks. Third parties may have the technology or know-how to breach the security of customer transaction data. Any breach could cause consumers to lose confidence in the security of our website and choose not to purchase from us. Although we take the security of our systems very seriously, we cannot guarantee that our security measures will effectively prohibit others from obtaining improper access to our information and information of our customers. If a person is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and harm our reputation, any of which could adversely affect our business.

In addition, states and the federal government are increasingly enacting laws and regulations to protect consumers against identity theft. We collect personal information from consumers in the course of doing business. These laws will likely increase the costs of doing business and, if we fail to implement appropriate safeguards or we fail to detect and provide prompt notice of unauthorized access as required by some of the new laws, we could be subject to potential claims for damages and other remedies. If we were required to pay any significant amount of money in satisfaction of claims under these laws, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any such law, our business, operating results and financial condition could be adversely affected.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our 2007 annual meeting of stockholders on July 12, 2007. The following proposals were voted on by our stockholders and the results of each proposal are as follows:

Proposal I:

The following individuals were elected by holders of our common stock, voting as a single class, as our Class III directors to serve for a three-year term until the 2010 annual meeting of stockholders or until their successors are duly elected and qualified:

	Votes For	Votes Withheld	Abstain	Broker Non-Votes
Gary G. Friedman	34,737,356	0	404,364	0
Robert C. Hamer III	34,801,977	0	339,743	0
T. Michael Young	34,798,477	0	343,243	0

Proposal II:

The adoption of the Restoration Hardware, Inc. 2007 Stock Incentive Plan:

Votes For	Votes Against	Abstain	Broker Non-Votes
19,810,393	4,511,824	41,515	0

Proposal III:

The ratification of the selection of Deloitte & Touche LLP as our independent auditors for the fiscal year ending February 2, 2008:

Votes For	Votes Against	Abstain	Broker Non-Votes
33,516,842	26,632	1,598,246	0

Item 5.	Other Information.

At the Company’s annual meeting of stockholders held on July 12, 2007, the stockholders approved the Company’s 2007 stock incentive plan (the “2007 Plan”). The 2007 Plan, which became effective immediately upon stockholder approval of the 2007 Plan, replaces the Company’s 1998 Stock Incentive Plan (the “1998 Plan”) and no further awards will be granted under the 1998 Plan. The purpose of the 2007 Plan is to retain key employees, consultants and directors of the Company having experience and ability, to attract new employees, consultants and directors whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company. All of the Company’s directors, executive officers and employees are eligible to participate in the 2007 Plan. Awards under the 2007 Plan may be granted in the form of an option (incentive stock option or non-qualified stock option), stock appreciation right, restricted stock or restricted stock unit. The maximum aggregate number of shares which may be issued pursuant to all awards under the 2007 Plan is 2.4 million shares, plus approximately 1.9 million shares that remained available for grants of awards under the 1998 Plan as of the date the 2007 Plan was approved, plus any shares that would otherwise return to the 1998 Plan as a result of forfeiture, termination or expiration of awards previously granted under the 1998 Plan. Annual award grants are limited to one million shares on a per person basis. All grants of awards under the 2007 Plan have a maximum term of ten years, except incentive stock options issued to a stockholder owning more than 10% of the voting power of all classes of the Company’s stock, which have a maximum term of five years. The exercise price of an award shall not be less than 100% of the fair market value on the date of grant or not less than 110% of the fair market value on the date of grant for an incentive stock option granted to a 10% stockholder. Awards granted under the 2007 Plan shall be administered by the Company’s board of directors or by one or more committees designated by the board of directors. The foregoing description of the 2007 Plan does not purport to be complete and is qualified in its entirety by reference to such plan, a copy of which is filed as Exhibit 10.1 hereto and is incorporated by reference herein.

Item 6.	Exhibits.

See attached exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Restoration Hardware, Inc.

Date: September 12, 2007
	By:	/s/ GARY G. FRIEDMAN
Gary G. Friedman
Chairman, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ CHRIS NEWMAN
Chris Newman
Chief Financial Officer (Principal Financial Officer)

	By:	/s/ VIVIAN MACDONALD
Vivian Macdonald
Vice President, Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION
*10.1	Restoration Hardware, Inc. 2007 Stock Incentive Plan.

*10.2	Form of Stock Option Agreement for Employees under the Restoration Hardware, Inc. 2007 Stock Incentive Plan.

*10.3	Form of Stock Option Agreement for Non-Employee Directors under the Restoration Hardware, Inc. 2007 Stock Incentive Plan.

*10.4	Form of Restricted Stock Unit Agreement for Employees under the Restoration Hardware, Inc. 2007 Stock Incentive Plan.

*10.5	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Restoration Hardware, Inc. 2007 Stock Incentive Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.