Form 10-Q
period 2007-11-03
RESTORATION HARDWARE INC
filed 2007-12-13
CIK 863821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2007

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

As of November 28, 2007, 38,934,912 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

RESTORATION HARDWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED NOVEMBER 3, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	November 3, 2007	February 3, 2007	October 28, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,746	$1,461	$1,639
Accounts receivable	8,535	7,164	12,068
Merchandise inventories	230,913	192,805	217,668
Prepaid expense and other current assets	19,636	18,984	20,327

Total current assets	260,830	220,414	251,702

Property and equipment, net	89,283	87,961	89,187
Goodwill	4,560	4,560	4,560
Deferred tax assets	2,025	1,911	376
Other assets	1,541	1,521	1,445

Total assets	$358,239	$316,367	$347,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$83,287	$79,340	$81,935
Deferred revenue and customer deposits	13,063	9,556	12,910
Deferred tax liabilities	1,452	1,357	—
Other current liabilities	21,541	20,335	18,372

Total current liabilities	119,343	110,588	113,217
Long-term debt, net of issuance costs	131,317	68,384	110,941
Deferred lease incentives	20,007	23,515	24,717
Deferred rent	18,824	19,998	19,796
Other long-term obligations	10,460	1,774	1,002

Total liabilities	299,951	224,259	269,673

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $.0001 par value; 60,000,000 shares authorized; 38,828,806, 38,740,288 and 38,698,544 issued and outstanding at November 3, 2007, February 3, 2007 and October 28, 2006, respectively	4	4	4
Additional paid-in capital	180,717	178,176	176,897
Accumulated other comprehensive income	2,161	745	1,150
Accumulated deficit	(124,594)	(86,817)	(100,454)

Total stockholders’ equity	58,288	92,108	77,597

Total liabilities and stockholders’ equity	$358,239	$316,367	$347,270

See accompanying Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net revenues	$173,681	$157,073	$499,613	$469,796
Cost of revenue and occupancy	115,615	103,232	336,055	311,825

Gross profit	58,066	53,841	163,558	157,971
Selling, general and administrative expense	70,950	57,545	193,856	163,036

Loss from operations	(12,884)	(3,704)	(30,298)	(5,065)
Interest expense, net	(2,409)	(2,119)	(6,644)	(5,282)

Loss before income taxes	(15,293)	(5,823)	(36,942)	(10,347)
Income tax benefit (expense)	105	115	73	(38)

Net loss	$(15,188)	$(5,708)	$(36,869)	$(10,385)

Net loss per share, basic and diluted	$(0.39)	$(0.15)	$(0.95)	$(0.27)

Shares used in calculation of earnings per share:
Basic and diluted	38,826	38,311	38,794	37,989

See accompanying Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	November 3, 2007	October 28, 2006
Cash flows from operating activities:
Net loss	$(36,869)	$(10,385)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	16,715	15,956
Net loss on disposal of property and equipment	44	27
Stock-based compensation expense	2,204	3,053
Deferred income taxes	(187)	(376)
Changes in operating assets and liabilities:
Accounts receivable	(1,371)	(6,184)
Merchandise inventories	(38,108)	(59,021)
Prepaid expense and other current assets	(504)	(10,945)
Accounts payable and accrued expenses	3,564	18,255
Deferred revenue and customer deposits	3,507	4,606
Other current liabilities	2,096	878
Deferred rent	(1,174)	(70)
Deferred lease incentives and other long-term obligations	(3,620)	(2,748)

Net cash used by operating activities	(53,703)	(46,954)
Cash flows from investing activities:
Capital expenditures	(8,667)	(10,861)
Proceeds from sale of property and equipment	—	464

Net cash used by investing activities	(8,667)	(10,397)
Cash flows from financing activities:
Borrowings under line of credit, net	63,000	52,792
Debt issuance costs	(210)	(175)
Payments on capital leases	(1,272)	(343)
Issuance of common stock, net	337	4,658

Net cash provided by financing activities	61,855	56,932
Effects of foreign currency exchange rate translation	800	68

Net increase (decrease) in cash and cash equivalents	285	(351)
Cash and cash equivalents:
Beginning of period	1,461	1,990

End of period	$1,746	$1,639

Additional cash flow information:
Cash paid during the period for interest	$6,560	$2,206
Cash paid during the period for income taxes	1,124	1,213
Non-cash investing and financing transactions:
Property and equipment acquired under capital leases	$5,055	$1,653
Construction in progress – leased facilities	$3,544	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Restoration Hardware, Inc., a Delaware corporation (together with its subsidiaries collectively, the “Company”), is a specialty retailer of furniture, bathware, hardware, lighting, textiles, accessories and related merchandise. Through the Company’s subsidiary, The Michaels Furniture Company, Inc. (“Michaels”), the Company manufactures a line of high quality furniture for the home. These products are sold through retail locations, catalogs and the Internet. At November 3, 2007, the Company operated a total of 102 retail stores and 8 outlets stores in 30 states, the District of Columbia and in Canada.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from the Company’s records without audit and, in management’s opinion, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position at November 3, 2007 and October 28, 2006, the results of operations for the three and nine months ended November 3, 2007 and October 28, 2006, and changes in cash flows for the nine months ended November 3, 2007 and October 28, 2006, respectively. The condensed consolidated balance sheet at February 3, 2007, as presented, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

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

The results of operations for the three and nine months ended November 3, 2007 presented in this Form 10-Q are not necessarily indicative of the results to be expected for the full fiscal year.

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

Stock-based Compensation

The Company follows the accounting provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment,” (“SFAS 123R”), which establishes accounting for non-cash, stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized over the requisite service period, which for the Company is generally the vesting period. For the quarter ended November 3, 2007, the Company recorded $0.4 million for pre-tax stock-based compensation under SFAS 123R, of which $0.3 million was recorded to selling, general and administrative expenses and $0.1 million was recorded to cost of revenue and occupancy. During the third quarter of fiscal 2006, the Company recorded $0.9 million for pre-tax stock-based compensation, of which $0.7 million was recorded to selling, general and administrative expenses and $0.2 million was recorded to cost of revenue and occupancy. For the nine months ended November 3, 2007, the Company recorded $2.2 million for pre-tax stock-based compensation under SFAS 123R, of which $1.6 million was recorded to selling, general and administrative expenses and $0.6 million was recorded to cost of revenue and occupancy. During the nine months ended October 28, 2006, the Company recorded $2.5 million for stock-based compensation under SFAS 123R and $0.6 million of stock-based compensation related to the completion of a voluntary review of its historical stock option practices that was overseen by the audit committee of the board of directors with the assistance of outside legal counsel. Of the $3.1 million in stock-based compensation for the nine months ended October 28, 2006, $2.1 million was recorded to selling, general and administrative expenses and $1.0 million was recorded to cost of revenue and occupancy.

During the third quarter of fiscal 2007, the Company granted 43,000 shares of employee stock options with a weighted average exercise price of $3.34 and an average grant date fair value of $1.62. During the third quarter of fiscal 2006, the

Company granted 0.3 million shares of employee stock options with a weighted average exercise price of $8.19 and an average grant date fair value of $4.87. For the nine months ended November 3, 2007, the Company granted 0.7 million shares of employee stock options with a weighted average exercise price of $5.84 and an average grant date fair value of $3.13 and granted 0.4 million shares of restricted stock units with an average market value at grant date value of $6.15. For the nine months ended October 28, 2006, the Company granted 2.0 million shares of employee stock options with a weighted average exercise price of $6.80 and an average grant date fair value of $4.11. As of November 3, 2007, unrecognized compensation cost under the Company’s stock option plans was $2.1 million for employee stock options and $0.6 million for restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining vesting period of 1.46 years for employee stock options and 3.52 years for restricted stock units.

Stock-Based Compensation Plans

At the Company’s annual meeting of stockholders held on July 12, 2007, the stockholders approved the Company’s 2007 stock incentive plan (the “2007 Plan”). The 2007 Plan, which became effective immediately upon stockholder approval of the 2007 Plan, replaces the Company’s 1998 Stock Incentive Plan (the “1998 Plan”) and no further awards will be granted under the 1998 Plan. The purpose of the 2007 Plan is to retain key employees, consultants and directors of the Company having experience and ability, to attract new employees, consultants and directors whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company. All of the Company’s directors, executive officers and employees are eligible to participate in the 2007 Plan. Awards under the 2007 Plan may be granted in the form of an option (incentive stock option or non-qualified stock option), stock appreciation right, restricted stock or restricted stock unit. The maximum aggregate number of shares which may be issued pursuant to all awards under the 2007 Plan is 2.4 million shares, plus approximately 1.9 million shares that remained available for grants of awards under the 1998 Plan as of the date the 2007 Plan was approved, plus any shares that would otherwise return to the 1998 Plan as a result of forfeiture, termination or expiration of awards previously granted under the 1998 Plan. Annual award grants are limited to one million shares on a per person basis. All grants of awards under the 2007 Plan have a maximum term of ten years, except incentive stock options issued to a stockholder owning more than 10% of the voting power of all classes of the Company’s stock, which have a maximum term of five years. The exercise price of an award shall not be less than 100% of the fair market value on the date of grant or not less than 110% of the fair market value on the date of grant for an incentive stock option granted to a 10% stockholder. Awards granted under the 2007 Plan shall be administered by the Company’s board of directors or by one or more committees designated by the board of directors. As of November 3, 2007, there were approximately 4.4 million shares available for future grant.

Lease Obligation

The Company entered into a lease agreement during the third quarter of 2007 pursuant to which the Company will lease a distribution facility in Ohio. The Company’s accounting for tenant improvements differs if a lease is accounted for under the provision of EITF 97-10, “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”). The Company’s lease for this distribution facility has a cap on the construction allowance which places the Company at risk for cost overruns and causes the Company to be deemed, for accounting purposes only, the owner of the distribution facility during the construction period even though it is not the legal owner.

As of November 3, 2007, the Company has capitalized the estimated cost incurred to date of $3.5 million, which has been recorded as construction-in-progress. The related liability has been recorded as other long-term obligations on the accompanying balance sheet.

Once construction is complete, the Company considers the requirement under FASB No. 98, “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of Lease Term, and Initial Direct Costs of Direct Financing Leases,” for sale-leaseback treatment. If the arrangement does not qualify for sale-leaseback treatment, the Company continues to amortize the financing obligation and depreciate the building over the lease term.

Comprehensive Loss

Comprehensive loss consists of net loss and foreign currency translation adjustments. The components of comprehensive loss for the three and nine months ended November 3, 2007 and October 28, 2006, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
(Dollars in thousands)
Components of comprehensive loss:
Net loss	$(15,188)	$(5,708)	$(36,869)	$(10,385)
Foreign currency translation adjustment	715	20	1,416	140

Total comprehensive loss	$(14,473)	$(5,688)	$(35,453)	$(10,245)

2. LONG-TERM DEBT

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

As of November 3, 2007, $131.3 million was outstanding under the facility, net of unamortized debt issuance costs of $0.9 million, and there was $12.1 million in outstanding letters of credit. Borrowings made under the revolving credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin. As of November 3, 2007, the bank’s reference rate was 7.5% and the LIBOR plus margin rate was 5.92%. Borrowings that are incremental advances under the revolving credit facility are subject to interest at the bank’s reference rate plus a margin or LIBOR plus a higher margin. As of November 3, 2007, availability under the facility was $48.6 million.

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

3. INCOME TAXES

In June 2006, the FASB issued FIN 48, which clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.

Effective February 4, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation, the Company established a $2.2 million reserve for unrecognized tax benefits, inclusive of $0.3 million of related interest. This reserve is classified as a long-term liability and included in other long-term obligations on the Company’s interim condensed consolidated balance sheet at November 3, 2007. Upon adoption of FIN 48, the Company also recognized a reduction in retained earnings of $0.9 million and certain other deferred income tax assets and liabilities were recorded or reclassified.

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

As of November 3, 2007, the total amount of unrecognized tax benefits was approximately $2.5 million. In addition, the Company has recorded $0.5 million of related interest. The Company anticipates an increase to the unrecognized tax benefits during the next twelve months applicable to foreign tax exposures. While the total increase cannot be estimated at this time, the change is not expected to be material to the fiscal 2007 consolidated financial statements.

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

The potential dilutive effects of the weighted average number of certain common stock equivalents have been excluded from diluted net loss per share of common stock because their inclusion would be anti-dilutive. The amounts excluded for the third quarter of fiscal 2007 and 2006 was 0.2 million common stock equivalents and 1.2 million common stock equivalents, respectively. The amount of common stock equivalents excluded for the nine months ended November 3, 2007 and October 28, 2006 was 0.5 million and 1.0 million, respectively. These common stock equivalents only represent stock options whose exercise prices were less than the average market price of the stock during the respective periods and therefore were potentially dilutive.

There were an additional 5.9 million and 3.1 million stock options for the third quarter of fiscal 2007 and 2006, respectively, which were also excluded because the option exercise price for those stock options exceeded the average market price of the stock during the respective periods. For the nine months ended November 3, 2007 and October 28, 2006, 5.0 million and 3.8 million stock options were excluded because the option exercise price for those stock options exceeded the average market price of the stock during the respective periods.

5. SEGMENT REPORTING

Beginning in the second quarter of fiscal 2007, the Company consolidated all small package, direct-to-customer shipments into one distribution center. Previously, these shipments were fulfilled through three facilities: one direct-to-customer distribution center and two retail replenishment distribution centers. As part of the consolidation of small package direct-to-customer fulfillment into the direct-to-customer distribution center, certain revenues that had been recorded in the retail segment are now being recorded in the Direct-to-customer segment beginning in the second quarter of 2007. The shift in revenue reporting represented approximately 15 percentage points of the 24% decrease in Stores segment revenues and 27 percentage points of the 71% increase in Direct-to-customer segment revenues for the three months ended November 3, 2007 as compared to the three months ended October 28, 2006. For the nine months ended November 3, 2007 as compared to the nine months ended October 28, 2006, the shift represented 8 percentage points of the 17% decrease in Store segment revenues and 14 percentage points of the 49% increase in Direct-to-customer segment revenues. The revenue segment results for all periods presented reflect the method the Company now records revenues following the consolidation of all small package, direct-to-customer shipments into one distribution center.

Also, beginning in the second quarter of fiscal 2007, the Company revised its segment reporting to better represent how management evaluates each segment’s performance. In summary, the key elements of the segment reporting changes are as follows:

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

Financial information for the Company’s reportable segments is as follows:

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
(Dollars in thousands)
Net revenue:
Stores	$76,465	$100,059	$250,553	$302,547
Direct-to-customer	97,216	57,014	249,060	167,249

Consolidated net revenue	$173,681	$157,073	$499,613	$469,796

Income (loss) from operations:
Stores	$2,053	$12,406	$16,450	$40,486
Direct-to-customer	17,477	9,895	48,812	33,275
Unallocated	(32,414)	(26,005)	(95,560)	(78,826)

Consolidated loss from operations	$(12,884)	$(3,704)	$(30,298)	$(5,065)

The income from Store and Direct-to-customer operations for the three and nine months ended October 28, 2006 have been adjusted to reflect the segment reporting change implemented during the second quarter of fiscal 2007.

(Loss) income from operations for the three and nine months ended October 28, 2006 have been adjusted to be consistent with the modified reportable segment structure. The adjustments for the third quarter of fiscal 2006 are as follows: (i) Stores income from operations has changed to $12.4 million from $7.4 million as previously reported, (ii) Direct-to-customer income from operations has changed to $9.9 million from $7.6 million as previously reported and (iii) Unallocated loss from operations has changed to $26.0 million from $18.7 million as previously reported. The adjustments for the nine months ended October 28, 2006 are as follows: (i) Stores income from operations has changed to $40.5 million from $28.4 million as previously reported, (ii) Direct-to-customer income from operations has changed to $33.3 million from $28.5 million as previously reported and (iii) Unallocated loss from operations has changed to $78.8 million from $62.0 million as previously reported.

6. COMMITMENTS AND CONTINGENCIES

The Company is a party from time to time to various legal claims, actions and complaints. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, the Company’s management currently believes that disposition of any such matters will not have a material adverse effect on the Company’s condensed consolidated financial statements.

On November 28, 2007, a stockholder complaint was filed by Richard Hattan as a purported class action on behalf of all of the Company’s stockholders against the Company, each of the Company’s directors, Catterton Partners, Glenhill Capital LP, Vardon Capital Management LLC, Palo Alto Investors LLC and Reservoir Capital Management LLC in Superior Court of the State of California, County of Marin, Case No. CV 075563. The plaintiff alleges that he is an owner of the Company’s common stock. The complaint alleges, among other things, that the Company’s directors breached their fiduciary duties in connection with the proposed merger transaction between the Company and affiliates of Catterton Partners by approving a sale process that fails to maximize stockholder value. Among other things, the complaint seeks to enjoin the

Company, its directors and the other defendants from proceeding with or consummating the merger between the Company and certain affiliates of Catterton Partners. Based on the facts known to date, the Company believes that the claim asserted by the plaintiff is without merit and the Company intends to defend this suit vigorously.

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

In November 2007, the FASB reaffirmed its vote against a blanket deferral of SFAS No. 157. The FASB did vote affirmatively to defer the effective date of adoption of SFAS No. 157 for other non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact that the deferral of the adoption of SFAS No. 157, but does not believe it will have a material impact on the Company’s operating results and financial position.

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

8. SUBSEQUENT EVENT

On November 8, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Home Holdings, LLC, a Delaware limited liability company (“Parent”), and Home Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of Catterton Partners. Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into the Company, with the Company as the surviving corporation of the merger (the “Merger”). In the Merger, each share of common stock of the Company will be cancelled and converted into the right to receive $6.70 per share in cash (the “Merger Consideration”). A committee of independent directors is engaged in a solicitation process under the terms of the Merger Agreement pursuant to which it solicited proposals for a competing transaction from third parties from November 8, 2007 through December 13, 2007. On December 10, 2007, the Company announced that it had entered into a confidentiality agreement with Sears Holdings Corporation (“Sears”) which allows Sears to have access to non-public information regarding the Company. Negotiations with “excluded parties” (as such term is defined in the Merger Agreement) may continue beyond December 13.

Bank Waiver

In connection with the Merger Agreement, the Company and The Michaels Furniture Company, Inc. entered into a waiver (the “Waiver”) with Bank of America, N.A., The CIT Group/Business Credit, Inc. and Wells Fargo Retail Finance, LLC (collectively, the “Lenders”), dated as of November 8, 2007, pursuant to which the Lenders waived any event of default under that certain Eighth Amended and Restated Loan and Security Agreement among the Company, The Michaels Furniture Company, Inc. and the Lenders, dated as of June 19, 2006 (the “Credit Agreement”), that would otherwise arise due to a change of control of the Company resulting from the Merger. In addition, the Waiver amended the definition of “Change in Control” in the Credit Agreement to exclude certain transactions with Catterton Partners.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include without limitation statements relating to our future plans, statements relating to anticipated future costs and expenses, statements regarding the impact of investments and cost savings initiatives on future growth and results of operations, statements relating to future availability under our revolving credit facility, statements relating to our working capital and capital expenditure needs, statements relating to operational efficiencies and cost reductions, statements relating to the market environment for home furnishings retailers and other statements containing words such as “believe,” “anticipate,” “expect,” “may,” “intend,” and words of similar import or statements of our management’s opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to the following: the impact on the Company of the merger and related solicitation process; the impact of the Company of the uncertainty relating to the pending merger or the possibility of another transaction involving the Company, including potential difficulties in employee retention, disruption in current plans or operations and diversion of management’s attention from ongoing business operations; the likelihood of closing the merger transaction with Catterton Partners or a similar transaction; customer reactions to our current and anticipated merchandising and marketing programs and strategies; timely introduction and customer acceptance of our merchandise; positive customer reaction to our catalog and Internet offerings, revised product mix, prototype stores and core businesses; timely and effective sourcing of our merchandise from our foreign and domestic vendors and delivery of merchandise through our supply chain to our stores and customers; changes in product supply; effective inventory and catalog management; actual achievement of cost savings and improvements to operating efficiencies; effective sales performance; the actual impact of key personnel of the Company on the development and execution of our strategies; changes in investor perceptions of the Company; changes in economic or business conditions in general; fluctuations in sales; limitations resulting from restrictive covenants in our revolving credit facility; consumer responses to our product offerings and changes in consumer trends; loss of key vendors; changes in the competitive environment in which we operate; changes in our management information needs; changes in management; failure to raise additional funds when required; changes in customer needs and expectations; governmental actions; and other factors described below in Part II, Item 1A “Risk Factors.” We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this quarterly report on Form 10-Q.

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

As of November 3, 2007, we operated 102 retail stores and 8 outlet stores in 30 states, the District of Columbia and in Canada. In addition to our retail and outlet stores, we operate a Direct-to-customer (“direct”) sales channel that includes both catalog and Internet.

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

During the first nine months of fiscal 2007, we introduced our third category extension, the Restoration Hardware Bed & Bath catalog, reflecting our efforts to extend our leadership position in this strategically important category. Additionally, we launched Restoration Hardware Trade, a direct sales division targeting home and hospitality developers. Each of these new initiatives has continued to grow in size as the year progresses.

The macro economic environment in the home furnishings and home building sectors, as well as the weakening consuming spending and traffic levels, continued to challenge our business during the first nine months of fiscal 2007, particularly higher ticket durable categories. Our financial performance has been affected as a result of the current downtrend in these sectors. We expect continued pressure on our results of operations during such time as these business conditions persist.

In response to current market conditions, we have undertaken a variety of cost cutting and other initiatives. Nevertheless, these efforts may not be sufficient to overcome the adverse impact on our financial results caused by the weakness of market conditions.

We also are focused on a number of growth initiatives and business process improvements that we expect to yield longer-term contribution to the growth of our business and our financial results, including the following:

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

•

We installed a new warehouse management system in one of our furniture distribution centers to improve order integrity, tracking and productivity, and plan to install this system in other furniture distribution centers later this fiscal year.

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

Recent Developments

On November 8, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Home Holdings, LLC, a Delaware limited liability company (“Parent”), and Home Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of Catterton Partners. Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into the Company, with the Company as the surviving corporation of the merger (the “Merger”). In the Merger, each share of our common stock will be cancelled and converted into the right to receive $6.70 per share in cash. A committee of independent directors is engaged in a solicitation process under the terms of the Merger Agreement pursuant to which it solicited proposals for a competing transaction from third parties from November 8, 2007 through December 13, 2007. On December 10, 2007, we announced that we had entered into a confidentiality agreement with Sears Holdings Corporation (“Sears”) which allows Sears to have access to non-public information regarding the Company. Negotiations with “excluded parties” (as such term is defined in the Merger Agreement may continue beyond December 13. We have expensed approximately $1.4 million in costs through the third quarter of 2007 in connection with the transaction.

For additional and more detailed information regarding the Merger Agreement, please refer to the Form 8-K we filed with the Securities and Exchange Commission on November 8, 2007. Please also refer to the risk factors included in Part II, Item 1A “Risk Factors” of this Form 10-Q under the heading “Risks Relating to the Pending Merger.”

Results of Operations

The following table sets forth for the periods indicated the amount and percentage of net revenue represented by certain line items in our interim Condensed Consolidated Statement of Operations.

	Three Months Ended				Nine Months Ended
	November 3, 2007	% of Net Rev.	October 28, 2006	% of Net Rev.	November 3, 2007	% of Net Rev.	October 28, 2006	% of Net Rev.
	(Dollars in thousands, except per share data)				(Dollars in thousands, except per share data)
Net revenues	$173,681	100.0%	$157,073	100.0%	$499,613	100.0%	$469,796	100.0%
Cost of revenue and occupancy	115,615	66.6	103,232	65.7	336,055	67.3	311,825	66.4

Gross profit	58,066	33.4	53,841	34.3	163,558	32.7	157,971	33.6
Selling, general and administrative expense	70,950	40.8	57,545	36.7	193,856	38.8	163,036	34.7

Loss from operations	(12,884)	(7.4)	(3,704)	(2.4)	(30,298)	(6.1)	(5,065)	(1.1)
Interest expense, net	(2,409)	(1.4)	(2,119)	(1.3)	(6,644)	(1.3)	(5,282)	(1.1)

Loss before income taxes	(15,293)	(8.8)	(5,823)	(3.7)	(36,942)	(7.4)	(10,347)	(2.2)
Income tax (expense) benefit	105	0.1	115	0.1	73	(0.0)	(38)	(0.0)

Net loss	$(15,188)	(8.7)	$(5,708)	(3.6)	$(36,869)	(7.4)	$(10,385)	(2.2)

Loss per share of common stock— basic and diluted	$(0.39)		$(0.15)		$(0.95)		$(0.27)

Third Quarter of Fiscal 2007 vs. Third Quarter of Fiscal 2006

Net revenues increased by $16.6 million, or 11%, to $173.7 million in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. Our revenue growth during the third quarter of fiscal 2007 was driven by continued growth in our Direct-to-customer business but continued to be impacted by the challenging home furnishings environment and by the weakness in the home building sector.

Cost of revenue and occupancy expense increased by $12.4 million, or 12%, to $115.6 million, in the third quarter of fiscal 2007. Cost of revenue and occupancy expense expressed as a percentage of net revenue increased by 90 basis points to 66.6% in the third quarter of fiscal 2007, from 65.7% in the third quarter of fiscal 2006. The 90 basis point increase in these costs, expressed as a percentage of net revenues, was primarily due to 210 basis point decrease in product margin as a result of a higher mix of promotional selling during the third quarter of fiscal 2007 and 160 basis point increase in supply chain costs. These amounts were offset by a higher growth rate in the Direct-to-customer segment, which carries a lower cost of revenue and occupancy expense than that of the Stores segment.

Selling, general and administrative expenses increased by $13.4 million, to $71.0 million, in the third quarter of fiscal 2007. Expressed as a percentage of net revenue, selling, general, and administrative expense increased to 40.8% for the third quarter of fiscal 2007 compared to 36.7% for the third quarter of fiscal 2006. The 410 basis point increase in these costs, expressed as a percentage of net revenues, was primarily due to a 260 basis point increase in advertising costs resulting from increased circulation of our catalogs. Total catalog circulation and circulated pages increased by 54% and 26%, respectively, compared to the same period in the prior fiscal year. The remaining increase was related to costs for investments in our growth initiatives, expenses related to the finalization of a Merger Agreement with certain affiliates of Catterton Partners of $1.4 million, and severance costs associated with layoffs at the Company’s corporate headquarters of $0.4 million.

The third quarter of fiscal 2007 reflected a combination of factors that affected our financial performance. We went from a loss from operations of $3.7 million in the third quarter of fiscal 2006 to a loss of $12.9 million in the third quarter of fiscal 2007. This result was principally caused by the ongoing softness across our business due to the challenging home furnishings environment and the effects from the slowdown in the home building industry. Accordingly, we had a higher mix of promotional selling during the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006. In addition, during the third quarter of fiscal 2007, we continued with our multi-year program of investing in systems and infrastructure targeted at strengthening our supply chain processes and we continued to make investments in Brocade Home and Restoration Hardware Baby & Child.

Interest expense, net includes interest on borrowings under our revolving credit facility and amortization of debt issuance costs. Interest expense, net increased from $2.1 million in the third quarter of fiscal 2006 to $2.4 million in the third quarter of fiscal 2007. This increase resulted from higher average debt balances, to support current working capital requirements, including increased merchandise inventory during the third quarter of fiscal 2007, offset slightly by lower average interest rates.

Our third quarter of fiscal 2007 income tax benefit was $105,000 on pre-tax loss of $15.3 million. This compares to income tax benefit of $115,000 on a pre-tax loss of $5.8 million, recorded in the third quarter of fiscal 2006. The income tax benefit in our third quarter of fiscal 2007 was primarily due to taxes related to our wholly-owned Canadian subsidiary and interest on unrecognized tax benefits.

First nine months of Fiscal 2007 vs. First nine months of Fiscal 2006

Net revenues increased by $29.8 million, or 6%, to $499.6 million in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. Our revenue growth during the first nine months of fiscal 2007 was driven by continued growth in our Direct-to-customer business, but continued to be impacted by the current challenging home furnishings environment and by the weakness in the home building sector.

Cost of revenue and occupancy expense increased by $24.2 million, or 8%, to $336.1 million, in the first nine months of fiscal 2007. Cost of revenue and occupancy expense expressed as a percentage of net revenue increased by 90 basis points in these costs, expressed as a percentage of net revenues, to 67.3% in the first nine months of fiscal 2007 from 66.4% in the first nine months of fiscal 2006. The 90 basis point increase in these costs, expressed as a percentage of net revenues, was primarily due to 110 basis point decrease in product margin as a result of a higher mix of promotional selling during the period.

Selling, general and administrative expenses increased by $30.8 million, or 19%, to $193.9 million, in the first nine months of fiscal 2007. Expressed as a percentage of net revenue, selling, general and administrative expenses increased to 38.8% for the first nine months of fiscal 2007 compared to 34.7% for the first nine months of fiscal 2006. The 410 basis point increase in these costs, expressed as a percentage of net revenues, was primarily due to a 220 basis points increase related to higher advertising costs resulting from increased circulation from our catalogs. Total catalog circulation and circulated pages increased by 37% and 27%, respectively, compared to the same period in the prior fiscal year. The remaining increase was related to investments in our growth initiatives, expenses related to the finalization of a Merger Agreement with certain affiliates of Catterton Partners of $1.4 million, and severance costs associated with layoffs at the Company’s corporate headquarters of $0.4 million.

The first nine months of fiscal 2007 reflected a combination of factors that affected our financial performance. We experienced a substantial increase in loss from operations, increasing from a loss of $5.1 million in the first nine months of fiscal 2006 to a loss of $30.3 million in the first nine months of fiscal 2007. This result was principally caused by the ongoing softness across our business due to the challenging home furnishings environment and the effects from the slowdown in the home building industry. We continued to invest in our business despite these challenging times. During the first nine months of fiscal 2007 we continued with our multi-year program of investing in systems and infrastructure targeted at strengthening our supply chain processes. We also introduced a new category extension during the first nine months of fiscal 2007, Restoration Hardware Bed & Bath Catalog, and continued to make investments in Brocade Home, Restoration Hardware Trade and Restoration Hardware Baby & Child.

Interest expense, net includes interest on borrowings under our revolving credit facility and amortization of debt issuance costs. Interest expense, net increased from $5.3 million in the first nine months of fiscal 2006 to $6.6 million in the first nine months of fiscal 2007. This increase resulted from higher average debt levels to support current working capital requirements, including increased merchandise inventory during the first nine months of fiscal 2007.

We recognized an income tax benefit of $73,000, on pre-tax loss of $36.9 million, during the first nine months of fiscal 2007. This compares to income tax expense of $38,000, on a pre-tax loss of $10.3 million, recorded in the first nine months of fiscal 2006. The income tax benefit in our first nine months of fiscal 2007 was primarily due to taxes related to our wholly-owned Canadian subsidiary and interest on unrecognized tax benefits.

Segment Change

Beginning in the second quarter of fiscal 2007, we consolidated all small package, direct-to-customer shipments into one distribution center. Previously, these shipments were fulfilled through three facilities: one direct-to-customer distribution center and two retail replenishment distribution centers. As part of the consolidation of small package direct-to-customer fulfillment into the direct-to-customer distribution center, certain revenues that had been recorded in the retail segment are now being recorded in the Direct-to-customer segment beginning in the second quarter of 2007. The shift in revenue reporting represented approximately 15 percentage points of the 24% decrease in Stores segment revenues and 27 percentage points of the 71% increase in Direct-to-customer segment revenues for the three months ended November 3, 2007 as compared to the three months ended October 28, 2006. For the nine months ended November 3, 2007 as compared to the nine months ended October 28, 2006, the shift represented 8 percentage points of the 17% decrease in store segment revenues and 14 percentage points of the 49% increase in Direct-to-customer segment revenues. The revenue segment results for all periods presented reflect the method we now record revenues following the consolidation of all small package, direct-to-customer shipments into one distribution center.

Also, beginning in the second quarter of fiscal 2007, we revised our segment reporting to better represent how management evaluates each segment’s performance. In summary, the key elements of the segment reporting changes are as follows:

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

Revenue and Segment Results

Stores Segment Results

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
(Dollars in thousands)
Stores net revenue	$76,465	$100,059	$250,553	$302,547
Stores net revenue growth percentage	(23.6)%	8.0%	(17.2)%	9.0%
Income from Stores operations	$2,053	$12,406	$16,450	$40,486
Income from Stores operations-percent of Stores net revenue	2.7%	12.4%	6.6%	13.4%
Number of stores at beginning of period	102	103	103	103
Number of stores opened	—	—	—	—
Number of stores closed	—	—	(1)	—

Number of stores at year-end	102	103	102	103

Store selling square feet at end of period	682,737	687,625	682,737	687,625
Number of outlet stores at end of period	8	8	8	8

The income from store operations for the three and nine months ended October 28, 2006 have been adjusted to reflect a change in the allocation of revenues and expenses between segments implemented beginning with the second quarter of fiscal 2007. See Note 5, “Segment Reporting,” of the Condensed Consolidated Financial Statements for further description of this segment reporting change.

Third Quarter of Fiscal 2007 vs. Third Quarter of Fiscal 2006

Stores net revenue for the third quarter of fiscal 2007 decreased by $23.6 million, or 24%, as compared to the third quarter of fiscal 2006. Our Stores segment net revenue decline was affected by a shift in revenue reporting from the Stores to the Direct-to-customer segment due to the consolidation of small package direct-to-customer shipments and changes in our assortment and marketing strategies. The challenging home furnishings and home building environment also contributed to the decline in revenue in the Stores segment.

The shift in revenue related to the consolidation of small package direct-to-customer shipments represented approximately 15 percentage points of the 24% decrease in Stores segment revenues for the three months ended November 3, 2007 as compared to the three months ended October 28, 2006.

Our Stores segment experienced a decline in its operating results, decreasing to income from operations of $2.1 million, or 2.7% of Stores net revenue, during the third quarter of fiscal 2007 compared to income from operations of $12.4 million, or 12.4% of Stores net revenue, in the same period of the prior fiscal year. This decline, representing a 970 basis point decrease in the Stores segment operating results for the third quarter of fiscal 2007, resulted from a 570 basis point decrease in gross margin and from a 400 basis point increase in selling, general and administrative expenses. The 570 basis point decrease in gross margin was primarily due to a decline in the product margin due to higher mix of promotional selling and an increased penetration of outlet business because of the shift of revenue to our Direct-to-customer segment. The 400 basis point increase in selling, general and administrative expenses was primarily due to the increase in store employment, store utility costs and store advertising costs as a percentage of Stores net revenue, all factors of which were driven by lower sales and the shift in reporting of sales from Stores to Direct-to-customer.

First nine months of Fiscal 2007 vs. First nine months of Fiscal 2006

Stores net revenue for the first half of fiscal 2007 decreased by $52.0 million, or 17%, as compared to the first nine months of fiscal 2006. Our Stores segment net revenue decline was affected by the overall slowdown in the home furnishings and home building sectors, by the changes in our assortment and marketing strategies, and by the shift in revenue reporting from the Stores to the Direct-to-customer segment due to the consolidation of small package direct-to-customer shipments in the second quarter of fiscal 2007.

The shift in revenue related to the consolidation of small package direct-to-customer shipments represented approximately 8 percentage points of the 17% decrease in Stores segment revenues for the nine months ended November 3, 2007 as compared to the nine months ended October 28, 2006.

Our Stores segment experienced a decline in its operating results, decreasing to income from operations of $16.5 million, or 6.6% of Stores net revenue, during the first nine months of fiscal 2007 compared to income from operations of $40.5 million, or 13.4% of Stores net revenue, in the same period of the prior fiscal year. This decline, representing a 680 basis point decrease in the Stores segment operating results for the first nine months of fiscal 2007, resulted from a 440 basis point decrease in gross margin and from a 240 basis point increase in selling, general and administrative expenses. The 440 basis point decrease in gross margin was primarily due to a decline in the product margin due to higher mix of promotional selling. The 240 basis point increase in selling, general and administrative expenses was primarily due to an increase in store employment costs and store utility costs as a percentage of sales, all factors of which were driven by the shift in reporting of sales from Stores to Direct-to-customer and lower sales volume during the first nine months of fiscal 2007 compared to the same period in the prior fiscal year.

Direct-to-Customer Segment Results

	Three Months Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
(Dollars in thousands)
Direct-to-customer net revenue	$97,216	$57,014	$249,060	$167,249
Direct-to-customer net revenue growth percentage	70.5%	58.0%	48.9%	50.0%
Income from Direct-to-customer operations	$17,477	$9,895	$48,812	$33,275
Income from Direct-to-customer operations—percent of Direct-to-customer net revenue	18.0%	17.4%	19.6%	19.9%
Growth percentages:
Number of catalog books mailed	54%	15%	37%	36%
Pages circulated	26%	8%	27%	23%

The income from Direct-to-customer operations for the three and nine months ended October 28, 2006 have been adjusted to reflect a change in the allocation of revenues and expenses between segments implemented beginning with the second quarter of fiscal 2007. See Note 5, “Segment Reporting,” of the Condensed Consolidated Financial Statements for further description of this segment reporting change.

Third Quarter of Fiscal 2007 vs. Third Quarter of Fiscal 2006

Direct-to-customer net revenue for the third quarter of fiscal 2007 increased $40.2 million, or 71%, as compared to the third quarter of fiscal 2006. Direct-to-customer net revenue consists of both catalog and Internet sales. The continued growth in our Direct-to-customer segment resulted from an overall increase in the total number of catalogs circulated along with increased page count in the Restoration Hardware Home and the Restoration Hardware Outdoor catalogs, and from the shift in revenue reporting from the Stores to the Direct-to-customer segment as a result of the consolidation of small package direct-to-customer shipments. Growth in this segment also reflects our strategy of leveraging our catalogs and the Internet to size our assortment to market potential, resulting in a planned shift of business from the Stores segment to the Direct-to-customer segment. The total number of catalogs mailed and pages circulated increased by 54% and 26%, respectively, from the third quarter of fiscal 2006 to the current fiscal quarter. At the same time, the growth experienced during the third quarter of fiscal 2007 was negatively impacted by the challenging home furnishings and home building environment.

The shift in revenue related to the consolidation of small package direct-to-customer shipments represented approximately 27 percentage points of the 71% increase in Direct-to-customer segment revenues for the three months ended November 3, 2007 as compared to the three months ended October 28, 2006.

Income from operations for our Direct-to-customer segment increased to $17.5 million, or 18.0% of Direct-to-customer net revenue, during the third quarter of fiscal 2007 compared to income from operations of $9.9 million, or 17.4% of Direct-to-customer net revenue, in the same quarter of the prior fiscal year. This $7.6 million increase represented a 60 basis point increase in operating income for our Direct-to-customer operating segment expressed as a percentage of Direct-to-customer net revenue. This improvement resulted from a 140 basis point decrease in gross margin, offset by a 200 basis point decrease in selling, general and administrative expenses. The 140 basis point decrease in gross margin resulted from the higher costs associated with the revenue shifted from the Stores to the Direct-to-customer segment, due to the consolidation of small package direct-to-customer shipments, which were offset in part by a favorable shipping expense leverage. The 200 basis point decrease in selling, general and administrative expenses was primarily due to a decrease in advertising expenses as a percentage of sales, partially offset by higher employment costs.

First nine months of Fiscal 2007 vs. First nine months of Fiscal 2006

Direct-to-customer net revenue for the first nine months of fiscal 2007 increased by $81.8 million, or 49%, as compared to the first nine months of fiscal 2006. The growth in our Direct-to-customer segment was caused by an overall increase in the total number of catalogs circulated along with increased page count in the Restoration Hardware Home and the Restoration Hardware Outdoor catalogs. Continued growth in the Direct-to-customer segment reflects our strategy of leveraging our catalogs and the Internet to size our assortment to market potential, which results in a planned shift of business from Stores to Direct-to-customer. The total number of catalogs mailed and pages circulated increased by 37% and 27%, respectively, from the first nine months of fiscal 2006 to the first half of this fiscal year. At the same time, growth was impacted by the shift in revenue reporting from the Stores to the Direct-to-customer segment as a result of the consolidation of small package direct-to-customer shipments offset by the challenging home furnishings and home building environment.

The shift in revenue related to the consolidation of small package direct-to-customer shipments represented approximately 14 percentage points of the 49% increase in Direct-to-customer segment revenues for the nine months ended November 3, 2007 as compared to the nine months ended October 28, 2006.

Income from operations for our Direct-to-customer segment increased to $48.8 million, or 19.6% of Direct-to-customer net revenue, during the first nine months of fiscal 2007 compared to income from operations of $33.3 million, or 19.9% of Direct-to-customer net revenue, during the same period in the prior fiscal year. This increase of $15.5 million, represented an 30 basis point decrease, expressed as a percentage of net revenues, resulting from a 50 basis point decrease in gross margin offset by a 20 basis point decrease in selling, general and administrative expenses. The 50 basis point decrease in gross margin resulted from costs associated with the shift in revenues from the Stores segment, partially offset by a decrease in supply chain costs.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
	November 3, 2007	October 28, 2006
	(Dollars in thousands)
Net cash used by operating activities	$(53,703)	$(46,954)
Net cash used by investing activities	(8,667)	(10,397)
Net cash provided by financing activities	61,855	56,932
Effects of foreign currency exchange rate translation	800	68

Net increase (decrease) in cash and cash equivalents	$285	$(351)

Operating Cash Flows

For the first nine months of fiscal 2007, net cash used by operating activities was $53.7 million compared to net cash used by operating activities of $47.0 million in the first nine months of fiscal 2006. The increased use of cash of $6.7 million was primarily a result of an increase in net loss of $26.5 million offset by the decrease in use of cash for purchase of merchandise inventories of $20.9 million related to our seasonal purchases for the 2007 holiday season. We also experienced a decrease in cash provided by accounts payable and accrued expenses activities compared to the same period of the prior fiscal year offset by a decrease in net cash used by prepaid expenses and other current assets. The decrease in cash provided by accounts payable and accrued expenses is primarily related to the timing of payments. The decrease in net cash used by prepaid expenses and other current assets is primarily related to prepaid catalog costs and prepaid rent.

Investing Cash Flows

Net cash used by investing activities declined to $8.7 million for the first nine months of fiscal 2007 from $10.4 million for the first nine months of fiscal 2006. The change is primarily related to a reduction in capital expenditures incurred during the respective periods.

Financing Cash Flows

Net cash provided by financing activities increased from $56.9 million in the first nine months of fiscal 2006 to $61.9 million in the first nine months of fiscal 2007. This increase primarily resulted from a $10.2 million increase in net borrowings received under our revolving credit facility during the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006, partially offset by a $0.9 million increase in payments on capital leases and a $4.3 million decrease in proceeds from issuance of common stock. The $10.2 million increase in net borrowings under our revolving credit facility was utilized to support our current working capital requirements, including increased merchandise inventory.

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

As of November 3, 2007, $131.3 million was outstanding under the facility, net of unamortized debt issuance costs of $0.9 million, and there was $12.1 million in outstanding letters of credit. Borrowings made under the revolving credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin. As of November 3, 2007, the bank’s reference rate was 7.50% and the LIBOR plus margin rate was 5.92%. Borrowings that are incremental advances under the revolving credit facility are subject to interest at the bank’s reference rate plus a margin or LIBOR plus a higher margin. As of November 3, 2007, availability under the facility was $48.6 million.

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

We currently believe that our cash flows from operations and funds available under our revolving credit facility will satisfy our expected working capital and capital requirements through fiscal year 2008. However, the weakening of, or other adverse developments concerning, our sales performance or adverse developments concerning the availability of credit under our revolving credit facility due to the borrowing base formula, covenant limitations or other factors could limit the overall availability of funds to us.

We also may not have successfully anticipated our future capital needs or the timing of such needs and we may need to raise additional funds in order to complete planned improvements or other operations. For example, we plan to open a new leased distribution facility in the summer of 2008 in West Jefferson, Ohio. However, there may be unforeseen construction, scheduling, engineering, environmental, cost or other problems with the construction of the new facility, which could require additional capital from us that we have not currently anticipated. If we fail to raise sufficient funds, we may be required to delay or abandon some of our planned future expenditures or aspects of our current operations.

We also may need to raise additional funds to respond to changing business conditions or unanticipated competitive pressures. However, should the need arise, additional sources of financing may not be available or, if available, may not be on terms favorable to our stockholders or us. If we fail to raise sufficient funds, we may not be able to adequately respond to changing business condition or competitive pressures.

For more information, please refer to the risk factors included in Part II, Item 1A “Risk Factors” of this Form 10-Q entitled “We are dependent on external funding sources, including the terms of our revolving credit facility, which may not make available to us sufficient funds when we need them,” “Because our business requires a substantial level of liquidity, we are dependent upon a revolving credit facility with certain terms that limit our flexibility,” and “Operational difficulties in any of our distribution and order acceptance and fulfillment operations would materially affect our operating results.”

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, for the year ended February 3, 2007, have not changed materially for the third quarter ended November 3, 2007.

Item 4.	Controls and Procedures.

As of November 3, 2007, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of November 3, 2007 were effective. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

On November 28, 2007, a stockholder complaint was filed by Richard Hattan as a purported class action on behalf of all of the Company’s stockholders against the Company, each of the Company’s directors, Catterton Partners, Glenhill Capital LP, Vardon Capital Management LLC, Palo Alto Investors LLC and Reservoir Capital Management LLC in Superior Court of the State of California, County of Marin, Case No. CV 075563. The plaintiff alleges that he is an owner of the Company’s common stock. The complaint alleges, among other things, that the Company’s directors breached their fiduciary duties in connection with the proposed merger transaction between the Company and affiliates of Catterton Partners by approving a sale process that fails to maximize stockholder value. Among other things, the complaint seeks to enjoin the Company, its directors and the other defendants from proceeding with or consummating the merger between the Company and certain affiliates of Catterton Partners. Based on the facts known to date, the Company believes that the claim asserted by the plaintiff is without merit and intends to defend this suit vigorously.

We also are involved from time to time in other legal proceedings, including litigation arising in the ordinary course of our business. At the present time, we do not believe that any of these other legal proceedings will have a material adverse effect on our business, financial condition or results of operations. However, we cannot assure you that the results of any proceeding will be in our favor. Moreover, due to the uncertainties inherent in any legal proceeding, we cannot accurately predict the ultimate outcome of any proceeding and may incur substantial costs to defend the proceeding, irrespective of the merits. An unfavorable outcome of any legal proceeding could have an adverse impact on our business, financial condition, and results of operations.

Item 1A.	Risk Factors.

In addition to the other information in this Quarterly Report on Form 10-Q, the factors and risks listed below, among others, could affect our future performance and should be carefully considered in evaluating our outlook.

Risks Relating to the Pending Merger

The merger process could adversely affect our business.

On November 8, 2007, we entered into a definitive agreement to be acquired by certain affiliates of Catterton Partners for $6.70 per share in cash. The process relating to the merger could cause disruptions in our business, which could have an adverse effect on our financial results. Among other things, uncertainty as to whether a transaction will be completed with Catterton Partners or another acquiring party may cause current and prospective employees to become uncertain about their future roles with the company after the completion of the merger process. This uncertainty could adversely affect our ability to retain employees and our relationships with vendors. Further, the attention of management may be directed toward the completion of a transaction and diverted from day-to-day operations.

The failure to complete the merger could adversely affect our business.

There is no assurance that the merger agreement with Catterton Partners or any other transaction will occur. If the proposed merger or similar transaction is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances defined in the merger agreement, we may be required to pay a termination fee of up to $10,680,000 and reimburse reasonable out-of-pocket fees and expenses incurred with respect to the transactions contemplated by the merger agreement if the merger agreement is terminated. Further, a failed transaction may result in negative publicity and/or a negative impression of us in the investment community.

While the merger agreement is in effect, we are subject to restrictions on our business activities.

While the merger agreement is in effect, we are subject to significant restrictions on our business activities and must generally operate our business in the ordinary course (subject to certain exceptions or the consent of Parent), including that we will not: (i) other than pursuant to the Company’s existing revolving credit facility, incur, create, assume or otherwise become liable for, or repay or prepay, any indebtedness, or amend, modify or refinance the terms of any indebtedness or make any loans, advances or capital contributions to, or investments in, any other person, other than the Company or any of its subsidiaries, (ii) modify, amend, terminate or waive any rights under any material contract in any material respect other than in the ordinary course of business consistent with past practice, (iii) acquire any assets other than purchases of inventory and other assets in the ordinary course of business not having a value in excess of $1,000,000 individually or $5,000,000 in the aggregate, (iv) open or close, or commit to open or close, any store locations, (v) enter into any new line of business outside of our existing businesses, or (vi) pay, discharge, waive, settle or satisfy any claim, liability or obligation, other than in the ordinary course of business or any claim, liability or obligation not in excess of $100,000 individually or $250,000 in the aggregate. These restrictions on our business activities could have a material adverse effect on our future results of operations or financial condition.

We are subject to litigation related to the pending merger.

On November 28, 2007, a stockholder complaint was filed by Richard Hattan as a purported class action on behalf of all of the Company’s stockholders against the Company, each of the Company’s directors, Catterton Partners, Glenhill Capital LP, Vardon Capital Management LLC, Palo Alto Investors LLC and Reservoir Capital Management LLC in Superior Court of the State of California in the County of Marin, Case No. CV 075563. The plaintiff alleges that he is an owner of the Company’s common stock. The complaint alleges, among other things, that the Company’s directors breached their fiduciary duties in connection with the proposed merger transaction between the Company and affiliates of Catterton Partners by approving a sale process that fails to maximize stockholder value. Among other things, the complaint seeks to enjoin the Company, its directors and the other defendants from proceeding with or consummating the merger between the Company and certain affiliates of Catterton Partners. Additional lawsuits pertaining to the merger could be filed in the future.

Any conclusion of this litigation in a manner adverse to the Company could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows. In addition, the cost to the Company of defending the litigation, even if resolved in the Company’s favor, could be substantial. Such litigation could also substantially divert the attention of the Company’s management and the Company’s resources in general.

Risks Relating to the Company and its Business

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

In addition, a material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise and market trends and consumer demands could cause us to close underperforming stores. While we believe that we benefit in the long run financially by closing underperforming stores and reducing nonproductive costs, the closure of such stores would subject us to additional increased short-term costs including, but not limited to, employee severance costs, charges in connection with the impairment of assets and costs associated with the disposition of outstanding lease obligations. At November 3, 2007, we did not reserve for any store closures.

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

We have recently launched a number of cost-cutting initiatives, including the reorganization of our headquarters that resulted in the elimination of a number of positions. These initiatives are designed to improve operating efficiencies and reduce operating costs. Although we anticipate a substantial amount of annual cost savings associated with these cost-cutting initiatives, we may not be able to achieve the cost savings we expect or these initiatives may impair our ability to operate effectively. If we are unable to achieve, or have any unexpected delays in achieving, additional cost savings, our results of operations and cash flows may be adversely affected.

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

We make merchandise purchases from hundreds of vendors. Our performance depends on our ability to purchase our merchandise in sufficient quantities at competitive prices. Our smaller vendors generally have limited resources, production capacities and operating histories, and some of our vendors have limited the distribution of their merchandise in the past. We have no long-term purchase contracts or other contractual assurances of continued supply, pricing or access to new products, and any vendor or distributor could discontinue selling to us at any time. We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future, or be able to develop relationships with new vendors to expand our offerings or replace discontinued vendors. Our inability to acquire suitable merchandise in the future or the loss of one or more key vendors and our failure to replace any one or more of them may have a material adverse effect on our business, results of operations and financial condition.

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

As of November 3, 2007, we had approximately 4,000 full and part-time employees, and while we believe our relations with our employees are generally good, we cannot predict the effect that any future organizational activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations and increases in our labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

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

Our revolving credit facility also contains a clause which allows our lenders to forego additional advances should they determine there has been a material adverse change in our operations, business, properties, assets, liabilities, condition or prospects or a condition or event that is reasonably likely to result in a material adverse change in our financial position or prospects reasonably likely to result in a material adverse effect on our business, condition (financial or otherwise), operations, performance or properties taken as a whole. Our lenders have not notified us of any indication that a material adverse effect exists at November 3, 2007 or that a material adverse change has occurred. We believe that no material adverse change has occurred and we believe that we will continue to borrow on the line of credit subject to its terms and conditions of availability in order to fund our operations over the term of the revolving credit facility which expires in June 2012. We do not anticipate any changes in our business practices that would result in any determination that there has been a material adverse effect in our operations, business, properties, assets, liabilities, condition or prospects. However, we cannot be certain that our lenders will not make such a determination in the future.

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

For third quarter fiscal year 2007, revenue through our direct-to-customer channel grew by 71% as compared to the third quarter of the prior fiscal year. Increased activity in our direct-to-customer business could result in material changes in our operating costs, including increased merchandise inventory costs and costs for paper and postage associated with the distribution and shipping of catalogs and products. Although we intend to attempt to mitigate the impact of these increases by improving sales revenue and efficiencies, we cannot assure you that we will succeed in mitigating expenses with increased efficiency or that cost increases associated with our direct-to-customer business will not have an adverse effect on the profitability of our business. Additionally, while we currently outsource the fulfillment of our direct-to-customer division to third parties, the third parties may not have the capacity to accommodate our growth. This lack of capacity may result in delayed customer orders and deficiencies in customer service, both of which may adversely affect our reputation, cause us to lose sales revenue and limit or counter recent growth in our direct-to-customer business.

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

Restoration Hardware, Inc.
Date: December 13, 2007

	By:	/s/ GARY G. FRIEDMAN
Gary G. Friedman
Chairman, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ CHRIS NEWMAN
Chris Newman
Chief Financial Officer (Principal Financial Officer)

	By:	/s/ VIVIAN MACDONALD
Vivian Macdonald
Vice President, Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

2.1	Agreement and Plan of Merger, dated November 8, 2007, by and among Restoration Hardware, Inc., Home Holdings, LLC and Home Merger Sub, Inc. (incorporated by reference to exhibit number 2.1 of the Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 8, 2007).

10.1	Lease Agreement entered into on August 7, 2007 between Restoration Hardware, Inc. and Duke Realty Limited Partnership, effective as of August 3, 2007 (Confidential treatment has been requested for certain portions of this exhibit. The copy filed as an exhibit to this Form 10-Q omits the information subject to the confidential treatment request.)

10.2	First Amendment dated as of August 27, 2007, to Lease Agreement dated as of August 7, 2007, by and between Duke Realty Limited Partnership and Restoration Hardware, Inc.

10.3	Letter Agreement between Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Bank of America, N.A., The CIT Group/Business Credit, Inc. and Wells Fargo Retail Finance, LLC dated as of November 8, 2007.

10.4*	Restoration Hardware, Inc. Change in Control Severance Plan (incorporated by reference to exhibit number 10.1 of the Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 8, 2007).

10.5*	Restoration Hardware, Inc. Change in Control Retention Plan (incorporated by reference to exhibit number 10.2 of the Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 8, 2007).

10.6*	Amendment No. 1 to Offer Letter between Restoration Hardware, Inc., and Chris Newman dated November 15, 2007 (incorporated by reference to exhibit number 10.1 of the Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 16, 2007).

10.7*	Amendment No. 1 to Offer Letter between Restoration Hardware, Inc., and Ken Dunaj dated November 15, 2007 (incorporated by reference to exhibit number 10.2 of the Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 16, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.