Form 10-K
period 2008-02-02
RESTORATION HARDWARE INC
filed 2008-04-17
CIK 863821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 2, 2008

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

The aggregate market value of common stock, par value $0.0001 per share, held by non-affiliates of the registrant based on the closing price for the common stock on The Nasdaq Global Market on the last business day of the registrant’s most recently completed fiscal second quarter (August 4, 2007), was approximately $172 million. For purposes of this calculation, the registrant has assumed that only shares beneficially held by executive officers and directors of the registrant are deemed shares held by affiliates of the registrant. This assumption of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

As of April 4, 2008, the registrant had outstanding approximately 38,968,596 shares of common stock.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement for its 2008 annual meeting of stockholders or an amendment to this Annual Report on Form 10-K, in each case to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s 2007 fiscal year, are incorporated by reference into Item 5 of Part II and Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

[THIS PAGE INTENTIONALLY LEFT BLANK]

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

We operated 102 stores and 9 outlet stores in 30 states, the District of Columbia and Canada as of February 2, 2008. In addition, we also operate a direct-to-customer (“direct”) sales channel, which includes both catalog and Internet, and a wholly-owned furniture manufacturer.

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

In 2006, we continued to grow our direct-to-customer business with the addition of two category extensions, the Restoration Hardware Outdoor Catalog and the Restoration Hardware Gift Catalog. In addition, we opened two outlet stores, and launched a new brand, Brocade Home. In 2006 we also began a multi-year program of investing in systems and infrastructure targeted at strengthening our supply chain. Included in these investments are new order management and warehouse management programs, redesigned distribution networks and facilities, and other systems, process and infrastructure changes. We believe these investments will improve our customers’ experiences while leveraging our operating costs as a percentage of our sales. In addition, we strengthened our Company by hiring several new key employees of our management team.

In 2007, we introduced our third category extension, the Restoration Hardware Bed & Bath catalog, reflecting our effort to extend our leadership position in this strategically important category. Additionally, we launched Restoration Hardware Trade, a direct sales division targeting home and hospitality developers.

In 2007, we also continued our multi-year program of investing in systems and infrastructure to strengthen our supply chain. We focused on a number of growth initiatives and business process improvements that we expect to contribute to the growth of our business and our financial results, including the following:

•	We completed the retrofitting of our furniture distribution centers during the year. We installed new narrow aisle racking, which has improved space utilization and productivity.

•

We consolidated our small package Direct-to-customer fulfillment from three distribution centers into one centralized distribution center. This consolidation of order fulfillment is intended to improve our in-stock availability, turn of inventory and inbound & outbound freight costs.

•	We installed a new warehouse management system in our furniture distribution centers to improve order integrity, tracking and productivity.

•	We invested in sourcing and production management in order to reduce our cost of goods in some of our core merchandise categories.

•	We are continuing to develop an integrated, multi-channel order management system in order to provide greater order integrity. We anticipate implementing the new system in the summer of 2008.

•

We will open a new distribution center in the summer of 2008. This new facility will be used primarily for the fulfillment of our small package Direct-to-customer business and the replenishment of our retail stores.

In addition to the investments in infrastructure mentioned above, we have other productivity and growth initiatives including the following:

•	We plan to launch Restoration Hardware Baby & Child in the spring of 2008.

•	We plan to open our 10th and 11th outlet stores by the end of the summer of 2008.

•	We initiated monthly warehouse sales in our Baltimore, Maryland and Tracy, California furniture distribution centers.

We believe our assortment and enhanced operational effectiveness will provide us with a strong foundation for future revenue growth, margin expansion and operational efficiencies.

Merger Agreement

We entered into an Agreement and Plan of Merger dated November 8, 2007 with Home Holdings, LLC, a Delaware limited liability company (“Parent”), and Home Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”) as amended by the First Amendment thereto dated January 24, 2008 (collectively, the “Amended Merger Agreement”). Parent and Merger Sub are affiliates of Catterton Partners. Pursuant to the terms of the Amended Merger Agreement, Merger Sub will merge with and into the Company, with the Company as the surviving corporation of the merger (the “Merger”). The Independent Committee of the Board of Directors engaged in a solicitation process under the terms of the Amended Merger Agreement pursuant to which it solicited proposals for a competing transaction from third parties.

The “go shop” process under the Amended Merger Agreement expired on February 28, 2008, and the independent committee unanimously determined that no party qualified as an “excluded party” under the terms of the Amended Merger Agreement. We continue to work with Catterton Partners to complete the proposed Merger in a timely manner, subject to satisfaction of conditions set forth in the Amended Merger Agreement.

We expensed approximately $5.1 million in costs during fiscal year 2007 in connection with the transaction.

For additional and more detailed information regarding the Amended Merger Agreement, please refer to the Form 8-Ks we filed with the Securities and Exchange Commission on November 8, 2007 and January 24, 2008. Please also refer to the risk factors included in Part I, Item 1A “Risk Factors” of this Form 10-K under the heading “Risks Relating to the Pending Merger.” In addition, the Company has filed a preliminary proxy statement with the Securities and Exchange Commission on February 19, 2008 relating to the proposed Merger. Investors and security holders are advised to read the definitive proxy statement when it becomes available because it will contain important information about the Merger and the parties to the Merger.

Segment

We are organized into two reportable segments—the Stores segment and the Direct-to-customer segment—and our results in this Form 10-K are presented in this manner. Our focus on maximizing the potential of our Direct-to-customer segment as well as the consolidation of small package Direct-to-customer fulfillment has resulted in an increase of this segment’s net revenues in relation to our total net revenues. Direct-to-customer segment revenue has grown from 11% of net revenues in fiscal 2002 to 49% of net revenues in fiscal 2007. We expect this trend to continue. Although our Stores segment has generally experienced growth, it has declined as a percentage of net revenues from 89% in fiscal 2002 to 51% in fiscal 2007 in part reflecting the changes discussed above and in Note 12 to the consolidated financial statements. A summary of our net revenues and condensed results of operations for our two reportable segments is disclosed in Note 12, “Segment Reporting,” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Stores Segment

The Stores segment offers a broad but carefully edited selection of merchandise that provides a consistent point of view throughout our retail stores. Our collection of merchandise, not traditionally found in a single store environment, includes hardware, bathware, furniture, lighting, textiles, accessories and related merchandise. Our merchandise mix also includes proprietary products selected from non-traditional distribution channels that appear unique to our customers.

Direct-To-Customer Segment (Catalog and Internet)

Our Direct-to-customer segment complements our Stores segment by building customer awareness of our merchandise concepts, increasing customer traffic in our stores, enhancing brand image and acting as an effective advertising vehicle. Additionally, the Direct-to-customer segment supplements our Stores segment with a broader assortment of merchandise. We maintain a website, www.restorationhardware.com, designed to sell our products, promote consumer awareness of our brand and generate store traffic as well as purchases on our website or through our catalogs.

In fiscal 2007, we circulated approximately 6% more catalogs and approximately 7% more catalog pages than in fiscal 2006. We mail catalogs to persons with demographic profiles similar to those of our retail customers and who also possess previous mail order purchase histories. In fiscal 2007, approximately 73% of catalogs were circulated to past customers, and the remaining catalogs were mailed to prospects. These prospects were obtained primarily from customer lists of other high-end mail order companies sharing similar customer demographics. We outsource to a third party the fulfillment aspects of the Direct-to-customer business.

Production and Suppliers

Product Selection, Purchasing and Sourcing

We make merchandise purchases from over 600 vendors and source some of our furniture through our wholly-owned subsidiary, The Michaels Furniture Company, Inc. (“Michaels”). Our vendors include major domestic manufacturers, specialty niche manufacturers and importers. We maintain agents in China, England, France, Germany, India, Indonesia, Italy, Japan, Philippines, Portugal, Vietnam and Eastern Europe. During 2007, approximately 70% of our purchases are sourced from vendors located abroad. By sourcing a large proportion of products offshore, we seek to achieve increased buying effectiveness and ensure exclusivity for the majority of our product line. In many instances, we also work closely with our vendors to develop products that are unique to us.

Michaels, located in Sacramento, California, was purchased by the Company in 1998. Michaels manufacturers a line of high quality furniture that includes bedroom, living room, dining room, home office and occasional items. All of Michaels’ sales during fiscal 2007, fiscal 2006 and fiscal 2005 were to the Company.

Management Information Systems

Our retail management information systems include integrated store, merchandising, distribution and financial systems. We utilize a single vendor for our point-of-sale, merchandise management and one of our warehouse management systems, and rely on that vendor for software support as well.

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

Employees

At February 2, 2008, we had approximately 1,900 full-time employees and 1,900 part-time employees. We consider our employee relations to be good.

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

We face a variety of risks that, either alone or in combination, may affect our operations or financial results and many of those risks are driven by factors that we cannot control or predict. The following discussion addresses those risks that management believes are the most significant, although there may be other risks that could arise, or may prove to be more significant than expected, that may affect our operations or financial results.

In addition to the other information in this Annual Report on Form 10-K, the factors and risks listed below, among others, could affect our future performance and should be carefully considered in evaluating our outlook.

Risks Relating to the Pending Merger

The merger process could adversely affect our business.

We have entered into the Amended Merger Agreement with Catterton Partners which provides that all of our outstanding shares of common stock, other than those exchanged by certain participating stockholders, will be acquired for a price per share equal to $4.50 in cash. The process relating to the Merger could cause disruptions in our business, which could have an adverse effect on our financial results. Among other things, uncertainty as to whether a transaction will be completed with Catterton Partners may affect our ability to recruit prospective employees or to retain and motivate existing employees. We believe we have already lost some employees due to this circumstance. Similarly, Sears previously indicated in public filings that it may be interested in acquiring the Company, but did not vigorously pursue a transaction in negotiations with the independent committee of the Company’s board of directors or through a separate “qualified tender offer” as defined in the confidentiality agreement entered into between Sears and the Company. The independent committee determined that Sears’ last proposal, delivered on February 28, 2008, was not a “superior proposal” under the terms of the Amended Merger Agreement. Uncertainty as to the Company’s future could adversely affect our business, our relationship with creditors and our relationship with vendors. Further, the attention of management will be directed at least in part toward the completion of a transaction and thus diverted in part from day-to-day operations.

The failure to complete the merger could adversely affect our business.

There is no assurance that the Amended Merger Agreement with Catterton Partners or any other transaction will occur. For example, an injunction could be granted in either of the two pending stockholder lawsuits against the Company (as described elsewhere in this Form 10-K) preventing the proposed Merger from closing, or the requisite number of holders of our common stock may not approve of the proposed Merger at the special meeting of our stockholders. In addition, even if all of the conditions to closing the Merger are met, the terms of the Amended Merger Agreement permit Catterton Partners to elect in its discretion not to proceed with the transaction for any reason, including actions of third parties such as Sears or actions of the participants in the Merger who have agreed to rollover their shares or make an investment in the Company in connection with the

Merger. Similarly, although the lenders under our credit facility have consented to the terms of the proposed Merger and the transaction with Catterton Partners is not subject to any condition that Catterton Partners obtain financing for the transaction, Catterton Partners could elect in its discretion not to proceed with the transaction if the lenders under the credit facility determined for any reason to take adverse actions with respect to our credit facility, such as reducing the amount available under the facility. In any such event, Catterton Partners would be required to pay us a reverse break-up fee in the amount of $10,680,000 and reimburse us for certain of our other costs, but our recourse against Catterton Partners for its failure to move forward with the transaction would otherwise be limited.

If the proposed Merger or similar transaction is not completed, the share price of our common stock will likely fall to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. The Company is limited in its ability to require the closure of the Merger by the terms of the Amended Merger Agreement and the Amended Merger Agreement further limits the damages that the buyer must pay in case of a breach. In addition, under circumstances defined in the Amended Merger Agreement, we may be required to pay a termination fee of up to $7,103,000 and reimburse reasonable out-of-pocket fees and expenses incurred with respect to the transactions contemplated by the Amended Merger Agreement if the Amended Merger Agreement is terminated. Further, a failed transaction may result in negative publicity and/or a negative impression of us in the investment community and may affect our relationship with employees, vendors, creditors and other partners in the business community.

While the merger agreement is in effect, we are subject to restrictions on our business activities.

While the Amended Merger Agreement is in effect, we are subject to significant restrictions on our business activities and must generally operate our business in the ordinary course (subject to certain exceptions or the consent of Home Holdings, LLC, an affiliate of Catterton Partners), including that we will not: (i) other than pursuant to the Company’s existing revolving credit facility, incur, create, assume or otherwise become liable for, or repay or prepay, any indebtedness, or amend, modify or refinance the terms of any indebtedness or make any loans, advances or capital contributions to, or investments in, any other person, other than the Company or any of its subsidiaries, (ii) modify, amend, terminate or waive any rights under any material contract in any material respect other than in the ordinary course of business consistent with past practice, (iii) acquire any assets other than purchases of inventory and other assets in the ordinary course of business not having a value in excess of $1,000,000 individually or $5,000,000 in the aggregate, (iv) open or close, or commit to open or close, any store locations, (v) enter into any new line of business outside of our existing businesses, or (vi) pay, discharge, waive, settle or satisfy any claim, liability or obligation, other than in the ordinary course of business or any claim, liability or obligation not in excess of $100,000 individually or $250,000 in the aggregate. These restrictions on our business activities could have a material adverse effect on our future results of operations or financial condition.

We are subject to litigation related to the pending merger.

We are actively defending two stockholder lawsuits filed in California and Delaware related to the Amended Merger Agreement. In the California action, the plaintiff alleges, among other things, that the Company’s directors breached their fiduciary duties in connection with the proposed Merger by pursuing a process for the sale of the Company that was not reasonably likely to maximize stockholder value. In particular, the complaint alleges that the directors did not deal appropriately with Sears. The complaint also alleges that the Company’s disclosures with respect to the transaction were inadequate or incomplete, rendering the disclosures materially misleading. The complaint seeks, among other things, to enjoin the Company, its directors and the other defendants from proceeding with or consummating the Merger and an injunction changing or supplementing the disclosures made by the Company. The absence of an injunction prohibiting the consummation of the Merger is a condition to the closing of the Merger. In the Delaware action, the complaint was filed against the Company, each of the Company’s directors, Parent, Merger Sub, and Catterton Partners. The Delaware complaint alleges essentially the same claims and seeks the same remedies as the California action, including an injunction to prevent the Merger or rescission of the Merger, if it is consummated.

While the Company believes that the claims made in this litigation are without merit and intends to defend such claims vigorously, there can be no assurance that the Company will prevail in its defense. Further, it is possible that additional claims beyond those that have already been filed will be brought by the current plaintiffs or by others in an effort to enjoin the proposed Merger or seek monetary relief from the Company. An unfavorable resolution of any such litigation surrounding the proposed Merger could delay or prevent the consummation of the proposed Merger. In addition, the cost to the Company of defending the litigation, even if resolved in the Company’s favor, could be substantial. Such litigation could also substantially divert the attention of the Company’s management and the Company’s resources in general.

Risks Relating to the Company and its Business

Changes in general economic conditions affect consumer spending and may significantly harm our revenue and results of operations.

The success of our business depends to a significant extent upon the level of consumer spending, particularly in the home furnishings sector which in turn is highly dependent on the housing sector. A number of economic conditions affect the level of consumer spending on merchandise that we offer, including, among other things, the general state of the economy, the macro climate for the retail home furnishings sector, general business conditions, the level of consumer debt, interest rates, rising oil prices, taxation, housing prices, new construction and other activity in the housing sector and consumer confidence in future economic conditions. Both the retail sector and the housing sector of the economy have been performing poorly in recent quarters and into the spring of 2008. In particular, the recent reduction in the availability of credit and the recent activity in the housing sector, including the slowing housing turnover, the slowing home-price appreciation, and the depreciation of home prices in some areas, may continue to limit consumers’ discretionary spending or affect their confidence level and lead to continued reduced spending on home furnishings or home improvement projects. These factors have had, and may continue to have, an adverse impact on our business and results, and these factors may make it difficult for us to accurately predict our operating and financial results for future periods.

More generally, reduced consumer confidence and spending may result in a continued reduction in demand for discretionary items and luxury retail products, such as our products. Reduced consumer confidence and spending also may result in limitations on our ability to increase or sustain prices and may require increased levels of selling and promotional expenses. Adverse economic conditions and any related decrease in consumer demand for discretionary items such as those offered by us could have a material adverse effect on our business, results of operations and financial condition. In addition, as a result of any such adverse economic conditions, we may be required to launch additional cost-cutting initiatives to reduce operating costs, and these initiatives may not be successful in reducing costs significantly or may impair our ability to operate effectively.

Our success depends upon consumer responses to our product offerings; if we fail to successfully anticipate changes in consumer trends or consumers otherwise do not respond to our product offerings, our results of operations may be adversely affected.

Our success depends on consumer responses to our product offerings and our ability to anticipate and respond to changing merchandise trends and consumer demands in a timely manner. We have recently introduced a number of new products through new brand initiatives including Brocade Home as well as our Restoration Hardware Outdoor Catalog, our Restoration Hardware Gift Catalog and our Restoration Hardware Bed & Bath Catalog and we recently announced plans to introduce Restoration Hardware Baby & Child. We also recently introduced Restoration Hardware Trade. There can be no assurance that any of these new brands or divisions will grow or be successful or achieve the results we expect. We also may not be successful in integrating these new brands and divisions into our existing operations. In addition, if consumers do not respond to our product offerings or we misjudge market trends, we may significantly overstock unpopular products and be forced to take significant inventory markdowns, which would have a negative impact on our operating results. Conversely, shortages of popular items could result in loss of potential sales revenue and have a material adverse effect on our operating results.

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

In addition, a material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise and market trends and consumer demands could cause us to close underperforming stores or close or curtail underperforming brands or divisions. While we believe that we benefit in the long run financially by closing underperforming stores and reducing nonproductive costs, the closure of such stores would subject us to additional increased short-term costs including, but not limited to, employee severance costs, charges in connection with the impairment of assets and costs associated with the disposition of outstanding lease obligations. At February 2, 2008 we did not reserve for any store closures.

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

We have recently launched a number of cost-cutting initiatives, including the headcount reduction of our headquarters that resulted in the elimination of a number of positions. These initiatives are designed to improve operating efficiencies and reduce operating costs. Although we anticipate a substantial amount of annual cost savings associated with these cost-cutting initiatives, we may not be able to achieve the cost savings we expect or these initiatives may impair our ability to operate effectively. If we are unable to achieve, or have any unexpected delays in achieving, additional cost savings, our results of operations and cash flows may be adversely affected.

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

As of February 2, 2008, we had approximately 3,800 full and part-time employees, and while we believe our relations with our employees are generally good, we cannot predict the effect that any future organizational activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations and increases in our labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

We are dependent on external funding sources, including the terms of our revolving credit facility, which may not make available to us sufficient funds when we need them.

We have significantly relied and may rely in the future on external funding sources to finance our operations and growth. Any reduction in cash flow from operations could increase our external funding requirements to levels above those currently available to us. We currently have in place a $190.0 million revolving credit facility (which may be increased by up to an additional $75 million, but such is subject to a number of terms and conditions, including agreement of lenders to participate in the increased loan commitments under the facility and the availability of sufficient borrowing base collateral to support increased loan amounts), and we received a $25.0 million loan from certain funds of Catterton Partners in connection with the amendment to the original merger agreement entered into on January 24, 2008.

However, the credit facility involves three separate lenders and therefore is dependent on their continued advancement of funds to the Company. Various factors may impact these lenders’ continued willingness to provide funds to the Company, including (i) their financial strength and ability to perform under the facility, particularly in light of the currently tight lending conditions in the U.S., (ii) the Company’s continuing compliance with the terms of the facility, and (iii) the amount of availability under the facility, which depends on whether (a) there is a shortfall in the availability of eligible collateral to support the borrowing base and reserves as established by the terms of the revolving credit facility (the terms of which provide for valuation appraisals from time to time which may affect the amount of eligible collateral including inventory) and (b) we are in compliance with the requirements of the fixed charge coverage ratio for us to access incremental advances under the credit facility when the remaining availability for additional borrowing under the facility is less than $15 million.

We currently believe that our cash flow from operations and funds available under our revolving credit facility will satisfy our capital and operating requirements for at least the next 12 months. However, the weakening of, or other adverse developments concerning our sales performance or adverse developments concerning the availability of credit under our revolving credit facility due to the borrowing base formula, covenant limitations or other factors could limit the overall amount of funds available to us. Our revolving credit facility provides for incremental advances with availability determined from the application of a higher advance rate on eligible inventory and eligible accounts receivables. In order to obtain these incremental advances, we are required to maintain a minimum fixed charge coverage ratio if the remaining availability for additional borrowing under the facility is less than $15 million. We do not currently meet such minimum fixed charge coverage ratio.

Our revolving credit facility also contains a clause which allows our lenders to forego additional advances should they determine there has been a material adverse change in our operations, business, properties, assets, liabilities, condition or prospects or a condition or event that is reasonably likely to result in a material adverse change in our financial position or prospects reasonably likely to result in a material adverse effect on our business, condition (financial or otherwise), operations, performance or properties taken as a whole. Our lenders have not notified us of any indication that a material adverse effect exists at February 2, 2008 or that a material adverse change has occurred. We believe that no material adverse change has occurred and we believe that we will continue to borrow on the line of credit subject to its terms and conditions of availability in order to fund our operations over the term of the revolving credit facility which expires in June 2012. We do not anticipate any changes in our business practices that would result in any determination that there has been a material adverse effect in our operations, business, properties, assets, liabilities, condition or prospects. However, we cannot be certain that our lenders will not make such a determination in the future.

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

Our business requires substantial liquidity in order to finance inventory purchases, the employment of sales personnel for the peak holiday period, mailings of catalogs and other advertising costs for the holiday buying season and other similar advance expenses. As described above, we currently have in place a revolving credit facility that provides for an overall commitment of $190.0 million (which may be increased by an additional $75 million, but such is subject to a number of terms and conditions, including agreement of lenders to participate in the increased loan commitments under the facility and the availability of sufficient borrowing base collateral to support increased loan amounts). Over the past several years, we have entered into modifications, amendments and restatements of this revolving credit facility, primarily to address changes in the requirements applicable to us under the revolving credit facility documents.

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

These covenants restrict numerous aspects of our business. The revolving credit facility also includes a borrowing base formula (which includes an adjustment to the advance rate against eligible inventory and eligible accounts receivable for incremental advances as described above) to address the availability of credit at any given time based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, in each case, subject to the overall aggregate cap on borrowings. Consequently, for purposes of the borrowing base formula, the value of eligible inventory and eligible accounts receivable may limit our ability to borrow under the revolving credit facility and such value in turn depends on the outcome of valuation appraisals from time to time.

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

In fiscal 2007, we purchased more than half of our merchandise directly from vendors located abroad. As an importer, our future success will depend in large measure upon our ability to maintain our existing foreign supplier relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them. Additionally, many of our imported products are subject to existing duties, tariffs and quotas that may limit the quantity of some types of goods which we may import into the United States of America. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the United States of America, changes in import duties, tariffs and quotas, loss of “most favored nation” trading status by the United States of America in relation to a particular foreign country, work stoppages including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States of America, freight cost increases, economic uncertainties, including inflation, foreign government regulations, and political unrest and trade restrictions, including the United States of America retaliating against protectionist foreign trade practices. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political, financial or other instabilities that are particular to their home countries, including without limitation local acts of terrorism or economic, environmental or health and welfare-related crises, which may in turn result in limitations or temporary or permanent halts to their operations, restrictions on the transfer of goods or funds and/or other trade disruptions. If any of these or other factors were to render the conduct of business in particular countries undesirable or impractical, our financial condition and results of operations could be materially adversely affected.

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

Fluctuations in foreign currency could have an adverse impact on our business.

We purchase a substantial portion of our inventory from foreign suppliers who source their raw materials in currencies other than the U.S. dollar. We have not historically hedged our currency risk and we do not currently anticipate doing so in the future. Accordingly, changes in the value of the U.S. dollar relative to foreign currencies may increase our suppliers’ cost of business and ultimately our cost of goods sold and our selling, general and administrative costs. If we are unable to pass such cost increases on to our customers or the higher cost of the products results in decreased consumption, our gross margins, and ultimately earnings, would decrease.

Rapid growth in our direct-to-customer business may not be sustained and may not generate a corresponding increase in profits to our business.

For fiscal 2007, revenue through our direct-to-customer channel grew by 44% as compared to the prior fiscal year. Increased activity in our direct-to-customer business could result in material changes in our operating costs, including increased merchandise inventory costs and costs for paper and postage associated with the distribution and shipping of catalogs and products. Although we intend to attempt to mitigate the impact of these increases by improving sales revenue and efficiencies, we cannot assure you that we will succeed in mitigating expenses with increased efficiency or that cost increases associated with our direct-to-customer business will not have an adverse effect on the profitability of our business. Additionally, while we currently outsource to a third party the fulfillment of our direct-to-customer division, including customer service and non-furniture distribution, the third party may not have the capacity to accommodate our growth. This lack of capacity may result in delayed customer orders and deficiencies in customer service, both of which may adversely affect our reputation, cause us to lose sales revenue and limit or counter recent growth in our direct-to-customer business.

If we lose key personnel or are unable to hire additional qualified personnel, our business may be harmed.

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

In addition, we have implemented several reductions in force recently as a result of the challenging home furnishings environment. These past reductions in force and any additional reductions in force we undertake may adversely impact employee morale and impair our ability to attract and retain highly qualified personnel. The loss of the services of key management personnel, employee turnover in important areas of our business or our failure to attract additional qualified personnel or effectively handle management transitions could have a material adverse effect on our business, financial condition and results of operations.

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

Changes to existing accounting rules or regulations may impact our future results of operations. For example, on December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123R”), which required that beginning in fiscal 2006 we measure compensation costs for all stock-based compensation at fair value and record compensation expense equal to that value over the requisite service period. The adoption of SFAS 123R resulted in the recording of $3.4 million of pre-tax stock-based compensation expense in fiscal 2006. We believe SFAS 123R will continue to materially adversely impact our earnings. In addition, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS 109” (FIN 48), in July 2006. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. However, our adoption of FIN 48 on February 4, 2007 did not have a material effect on our results of operations or financial position.

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

Material weakness or deficiencies in our internal control over financial reporting could lead to errors in our financial statements and a lack of investor confidence in us and a resulting decline in our stock price.

Management has concluded that as of February 2, 2008, we had not maintained effective internal control over financial reporting. A material weakness led us to incorrectly report the amount of indirect costs capitalized into inventory for the first three quarters of fiscal 2007. As a result, we have restated our financial statements for the first three quarters of fiscal 2007 as described further in Note 13 to our consolidated financial statements in Item 8 of this Form 10-K.

Although, as disclosed in Item 9A in this Annual Report on Form 10-K, we are adopting measures to remediate the material weakness related to the operation of controls for monitoring and oversight over the preparing of a significant estimate, there can be no assurance that our remedial efforts will be effective, nor can there be any assurances that additional material weaknesses will not be identified in the future. We will continue to incur significant expense and management burdens associated with these remediation efforts. Any failure to remedy a material weakness or other deficiency in our internal controls, or any additional errors in our financial reporting, whether or not resulting from a failure to remedy our identified material weakness that resulted in the current restatement, or other identified deficiencies, would have a material adverse effect on our business and results of operations and could have a substantial adverse impact on the trading price of our common stock.

Further, the existence of a material weakness in our internal control over financial reporting or other deficiency could lead third parties to question the reliability and accuracy of our reported financial information. Any such lack of confidence in the financial information that we provide could result in a material adverse effect on our business, results of operations and/or a decline in our stock price.

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

We currently lease approximately 146,000 square feet of space for use as our headquarters, including approximately 37,000 square feet of warehouse space, located in Marin County, California. The leases for this space expire between June 2008 and February 2012. We lease approximately 7,000 square feet of office space in New York, New York. The leases for this space expire between May 2008 and January 2011.

As of February 2, 2008, we leased space in three separate distribution facilities and outsourced the distribution efforts for non-furniture in the Direct-to-customer channel. We lease approximately 220,000 square feet of warehouse space in Hayward, California, which primarily supports our non-furniture distribution for the west coast of North America. This lease expires in February 2009. We lease approximately 397,000 square feet of warehouse space in Tracy, California, which acts as a furniture distribution center. The leases for this space expire between September 2008 and September 2011, with an option to renew for one additional five-year term. We also lease approximately 1,110,000 square feet of warehouse space in Baltimore, Maryland, for use as our east coast distribution center. The leases for this space expire between July 2009 and September 2009. In addition, we also lease approximately 52,000 square feet of warehouse space in Richmond, California. This lease, which expires in January 2012, is used for general administrative purposes.

As of February 2, 2008, we leased approximately 1,317,000 gross square feet for our 102 retail stores and nine outlet stores. The initial lease term of our retail stores generally range from 10 to 20 years. Certain leases contain renewal options for up to 15 years. Most leases for our retail stores provide for a minimum rent, typically including escalating rent increases, plus a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses.

In connection with our wholly-owned furniture manufacturing subsidiary, Michaels, we lease two properties used for the manufacturing and storage of furniture, in Sacramento, California. We lease one of the properties from the previous owner of Michaels. The main property consists of approximately 100,000 square feet of manufacturing space and 7,000 square feet of office space. The lease expires in February 2011, with options to extend the lease for one additional term of three-years. The second property consists of approximately 46,000 square feet of warehouse space, which is used to house finished goods. This lease expires in July 2011.

We believe that our current offices and facilities are in good condition, being used productively and are adequate to meet our requirements for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

Two stockholder complaints have been filed as purported class actions on behalf of the public stockholders of the Company. The first was filed on November 28, 2007 by Richard Hattan against the Company, each of the Company’s directors, Catterton Partners, Glenhill Capital LP, Vardon Capital Management LLC, Palo Alto Investors LLC and Reservoir Capital Management LLC in Superior Court of the State of California, County of Marin, Case No. CV 075563. Plaintiff amended his complaint on March 7, 2008. The plaintiff alleges that he is an owner of the Company’s common stock. The amended complaint alleges, among other things, that the Company’s directors breached their fiduciary duties in connection with the proposed Merger by pursuing a process for the sale of the Company that was not reasonably likely to maximize stockholder value. In particular, the amended complaint alleges that the directors did not deal appropriately with Sears. The amended complaint also alleges that the Company’s disclosures with respect to the transaction were inadequate or incomplete, rendering the disclosures materially misleading. The amended complaint alleges that the remaining defendants aided and abetted the alleged breaches of fiduciary duties. The complaint seeks, among other things, to enjoin the Company, its directors and the other defendants from proceeding with or consummating the Merger and an injunction changing or supplementing the disclosures made by the Company. The absence of an injunction prohibiting the consummation of the Merger is a condition to the closing of the Merger. Discovery has been proceeding in the case.

The second stockholder complaint was filed on March 26, 2008 by Randall Reimer against the Company, each of the Company’s directors, Parent, Merger Sub, and Catterton Partners in the Court of Chancery of the State of Delaware. The plaintiff alleges that he is an owner of the Company’s common stock. The complaint alleges essentially the same claims as the amended complaint in Hattan v. Restoration Hardware, including the alleged failure to pursue a process reasonably likely to maximize shareholder value and allegedly misleading omissions in the Company’s disclosures regarding the Merger. Similar to the Hattan complaint, the Reimer complaint alleges that the directors have therefore breached their fiduciary duties and that the remaining defendants have aided and abetted the alleged breaches. The complaint seeks essentially the same remedies as the suit in California, including an injunction to prevent the Merger or rescission of the Merger, if it is consummated. The absence of an injunction prohibiting the consummation of the Merger is a condition to the closing of the Merger. Both complaints are publicly available.

Based on the facts known to date, we believe that the claims asserted by the plaintiffs in both actions are without merit and intend to defend this suit vigorously.

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

Market information

Our common stock is listed on The Nasdaq Global Market (“NASDAQ”) under the symbol “RSTO.” The closing price of our common stock on Nasdaq was $4.28 on April 4, 2008.

Stockholders

As of April 4, 2008 there were 423 stockholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

Dividend policy

No dividends have been declared on our common stock since our 1998 initial public offering and it is not anticipated that we will pay any dividends in the foreseeable future on our common stock. In addition, restrictive covenants in our revolving credit facility limit our ability to pay dividends.

Stock price information

Set forth below are the high and low closing sale prices for shares of our common stock for each quarter during the fiscal years ended February 2, 2008 and February 3, 2007, as reported by The Nasdaq Global Market.

Quarter Ending	High	Low
April 29, 2006	6.90	5.15
July 29, 2006	7.54	6.20
October 28, 2006	9.63	6.00
February 3, 2007	9.53	7.01
May 5, 2007	7.47	6.08
August 4, 2007	6.51	4.27
November 3, 2007	4.97	2.82
February 2, 2008	7.18	2.60

Information relating to the securities authorized for issuance under equity compensation plans will be set forth in the section with the caption “Equity Compensation Plan Information” in our definitive proxy statement. This information is incorporated herein by reference.

Stock performance graph

The following graph assumes that $100 was invested in our company at the closing price of our common stock on the last trading day of our fiscal year ended February 1, 2003, and in each index on such date, and that all dividends, if any, were reinvested. No cash dividends have been declared on our common stock for any period.

	2/1/03	1/31/04	1/29/05	1/28/06	2/3/07	2/2/08
Restoration Hardware, Inc.	100.00	169.57	239.57	237.39	308.26	195.22
NASDAQ Composite	100.00	156.84	158.35	179.18	193.92	186.99
NASDAQ Retail Trade	100.00	164.62	194.91	208.18	202.44	194.29

(1)	The Nasdaq Composite Index measures all Nasdaq domestic and international based common type stocks listed on the Nasdaq stock market.
(2)	The Nasdaq Retail Trade Index is the CRSP Total Return Index for the NASDAQ Retail Trade Securities, Center for Research in Security Prices, University of Chicago Graduate School of Business.
(3)	The graph is plotted with points showing the cumulative total return as of the end of each of our applicable fiscal years.
(4)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

ITEM 6.	SELECTED FINANCIAL DATA AND OTHER NON-FINANCIAL INFORMATION

The following table sets forth selected, consolidated financial information and other non-financial information as of and for the years ended, as indicated. This information is qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements, related notes thereto and other financial data included elsewhere in this Annual Report on Form 10-K. The following results may not be indicative of our future operating results.

	Fiscal Year
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share and selected operating data)
Results of Operations:(1)
Net revenue	$722,243	$712,810	$581,657	$525,823	$438,508
Income (loss) before income taxes	(51,809)	3,395	(3,106)	1,604	(4,029)
Net income (loss)	(51,936)	3,252	(29,307)	1,704	(2,518)
Net income (loss) attributable to common stockholders	(51,936)	3,252	(29,307)	1,704	(2,518)
Net income (loss) per common stock—basic	$(1.34)	$0.09	$(0.83)	$0.05	$(0.08)
Net income (loss) per common stock—diluted	$(1.34)	$0.08	$(0.83)	$0.04	$(0.08)
Financial Position:
Working capital	$102,510	$109,826	$87,483	$51,791	$52,097
Total assets	342,546	316,367	274,268	279,263	233,895
Line of credit and other current debt	—	—	—	33,819	10,286
Line of credit and other long-term obligations	86,235	70,158	58,177	143	352
Convertible promissory notes	25,010	—	—	—	—
Redeemable convertible preferred stock	—	—	—	8,331	8,541
Stockholders’ equity	$43,830	$92,108	$80,132	$99,286	$96,532
Retail Stores:
Store count at year-end(2)	102	103	103	102	103
Comparable store sales growth (decline)(3)	See Note (3)	5.8%	(0.3)%	7.8%	5.2%
Store selling square feet at year-end(2)	680,748	688,710	685,672	676,520	679,300

(1)	The financial results for fiscal 2007, fiscal 2005, fiscal 2004, fiscal 2003 contain 52 weeks and the financial results in fiscal 2006, contain 53 weeks.
(2)	Store count at year-end excludes the outlet locations. The Company had nine outlets on February 2, 2008, eight on February 2, 2007, six outlets on January 28, 2006 and one outlet on January 29, 2005.
(3)	Comparable store sales are defined as sales from stores whose selling square footage did not change by more than 20% in the previous 12 months and which have been open at least 12 full months and excludes warehouse sales, outlet store sales and the additional week in fiscal 2006. Due to the consolidation of our small package Direct-to-customer fulfillment, certain revenues included in the Stores segment were reported in the Direct-to-customer segment beginning in the second quarter of fiscal 2007. Accordingly, we discontinued reporting comparable store sales beginning in fiscal year 2007 because we believe it does not effectively capture the underlying performance of our multi-channel business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary statement regarding forward-looking statements

This Annual Report on Form 10-K contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include without limitation statements relating to our future plans, in particular with respect to store openings and closings; statements relating to anticipated future costs and expenses; statements about new merchandise initiatives and website marketing efforts; statements relating to anticipated future revenue growth, including statements about margin expansion, operational efficiencies and cost reductions; statements relating to future availability under our revolving credit facility; statements relating to our working capital and capital expenditure needs; and other statements containing words such as “believe,” “anticipate,” “expect,” “may,” “intend,” and words of similar import or statements of our management’s opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, customer reactions to our current and anticipated merchandising and marketing programs and strategies, timely introduction and customer acceptance of our merchandise, positive customer reaction to our catalog and Internet offerings, revised product mix, prototype stores and core businesses, timely and effective sourcing of our merchandise from our foreign and domestic vendors and delivery of merchandise through our supply chain to our stores and customers, changes in product supply, effective inventory and catalog management, actual achievement of cost savings and improvements to operating efficiencies, effective sales performance, the actual impact of key personnel of the Company on the development and execution of our strategies, changes in investor perceptions of the Company, changes in economic or business conditions in general, limitations resulting from restrictive covenants in our revolving credit facility, consumer responses to our product offerings and changes in consumer trends, loss of key vendors, changes in the competitive environment in which we operate, changes in our management information needs, changes in management, failure to raise additional funds when required, changes in customer needs and expectations, governmental actions, and other factors described above in Item 1A, “Risk Factors.” We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Annual Report on Form 10-K.

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

Our merchandise strategy and our stores’ architectural style create a unique and attractive selling environment designed to appeal to an affluent, well-educated, 35 to 60 year old customer. Over the next decade, we believe one of the fastest growing segments of the U.S. population will be 45 to 60 year olds. We believe that as these customers evolve, so will their purchasing needs and desires. We believe that our products can fulfill their aspirations to have homes designed with a high quality, classic and timeless style. Our positioning fills the void in the marketplace above the current home lifestyle retailers, and below the interior design trade, by providing products targeted to 35 to 60 year olds and centered around our core businesses that reflect a predictable, high-quality promise to our customers.

We operate on a 52-53 week fiscal year ending on the Saturday closest to January 31st. Our current fiscal year is 52 weeks and ended on February 2, 2008 (“fiscal 2007”). Our fiscal year ended February 3, 2007 (“fiscal 2006”) consisted of 53 weeks and January 28, 2006 (“fiscal 2005”) consisted of 52 weeks.

As of February 2, 2008, we operated 102 stores and 9 outlet stores in 30 states, the District of Columbia and Canada. In addition to our retail stores, we operate a Direct-to-customer (“direct”) sales channel that includes both catalog and Internet.

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

In 2006, we continued to grow our Direct-to-customer business with the addition of two category extensions, the Restoration Hardware Outdoor Catalog and the Restoration Hardware Gift Catalog. In addition, we opened two outlet stores, and launched a new brand, Brocade Home. In 2006 we also began a multi-year program of investing in systems and infrastructure targeted at strengthening our supply chain. Included in these investments are new order management and warehouse management programs, redesigned distribution networks and facilities, and other systems, process and infrastructure changes. We believe these investments will improve our customers’ experiences while leveraging our operation costs as a percentage of our sales. In addition, we strengthened our Company by hiring several new key employees as part of our management team.

In 2007, we introduced our third category extension, the Restoration Hardware Bed & Bath catalog, reflecting our effort to extend our leadership position in this strategically important category. Additionally, we launched Restoration Hardware Trade, a direct sales division targeting home and hospitality developers.

In 2007, we also continued our multi-year program of investing in systems and infrastructure to strengthen our supply chain. We focused on a number of growth initiatives and business process improvements that we expect to contribute to the growth of our business and our financial results, including the following:

•	We completed the retrofitting of our furniture distribution centers during the year. We installed new narrow aisle racking, which has improved space utilization and productivity.

•

We consolidated our small package Direct-to-customer fulfillment from three distribution centers into one centralized distribution center. This consolidation of order fulfillment is intended to improve our in-stock availability, turn of inventory and inbound & outbound freight costs.

•	We installed a new warehouse management system in our furniture distribution centers to improve order integrity, tracking and productivity.

•	We invested in sourcing and production management in order to reduce our cost of goods in some of our core merchandise categories.

•	We are continuing to develop an integrated, multi-channel order management system in order to provide greater order integrity. We anticipate implementing the new system in the summer of 2008.

•

We will open a new distribution center in the summer of 2008. This new facility will be used primarily for the fulfillment of our small package Direct-to-customer business and the replenishment of our retail stores.

In addition to the investments in infrastructure mentioned above, our other productivity and growth initiatives include the following:

•	We plan to launch Restoration Hardware Baby & Child in the spring of 2008.

•	We plan to open our 10th and 11th outlet stores by the end of the summer of 2008.

•	We initiated monthly warehouse sales in our Baltimore, Maryland and Tracy, California furniture distribution centers.

We believe our assortment and enhanced operational effectiveness will provide us with a strong foundation for future revenue growth, margin expansion and operational efficiencies.

The macro economic environment in the home furnishings and home building sectors, as well as weakening consumer spending and traffic levels, challenged our business during fiscal 2007. Our financial performance has been affected as a result of the current downtrend in these sectors. We expect continued pressure on our results of operations during such time as these business conditions persist. In response to current market conditions, we have undertaken a variety of cost cutting and other initiatives, including further lowering our catalog costs, reducing headcount and putting new sourcing initiatives in place. Nevertheless, these efforts may not be sufficient to overcome the adverse impact on our financial results caused by the weakness of market conditions.

Amended Merger Agreement

Pursuant to the terms of the Amended Merger Agreement, Merger Sub will merge with and into the Company, with the Company as the surviving corporation of the Merger. The independent committee of the Board of Directors engaged in a solicitation process under the terms of the Amended Merger Agreement pursuant to which it solicited proposals for a competing transaction from third parties. The “go shop” process under the Amended Merger Agreement expired on February 28, 2008, and the independent committee unanimously determined that no party qualified as an “excluded party” under the terms of the Amended Merger Agreement. The Company continues to work with Catterton Partners to complete the proposed Merger in a timely manner, subject to satisfaction of the conditions set forth in the Amended Merger Agreement.

We expensed approximately $5.1 million in costs during fiscal year 2007 in connection with the transaction.

For additional and more detailed information regarding the Amended Merger Agreement, please refer to the Form 8-Ks we filed with the Securities and Exchange Commission on November 8, 2007 and January 24, 2008. Please also refer to the risk factors included in Part I, Item 1A “Risk Factors” of this Form 10-K under the heading “Risks Relating to the Pending Merger.” In addition, the Company has filed a preliminary proxy statement with the Securities and Exchange Commission on February 19, 2008 relating to the proposed Merger. Investors and security holders are advised to read the definitive proxy statement when it becomes available because it will contain important information about the Merger and the parties to the Merger.

Summary Consolidated Statements of Operations

The following table sets forth for the periods indicated the amount and percentage of net revenue represented by certain line items in our Consolidated Statements of Operations:

	Fiscal 2007	% of Net Revenue	Fiscal 2006	% of Net Revenue	Fiscal 2005	% of Net Revenue
	(Dollars in thousands, except per share data)
Stores net revenue	$372,047	51.5%	$469,185	65.8%	$421,666	72.5%
Direct-to-customer net revenue	350,196	48.5	243,625	34.2	159,991	27.5

Net revenue	722,243	100.0	712,810	100.0	581,657	100.0
Cost of revenue and occupancy	490,935	68.0	463,105	65.0	384,244	66.1

Gross profit	231,308	32.0	249,705	35.0	197,413	33.9
Selling, general and administrative expense	274,454	38.0	239,077	33.5	196,469	33.7

(Loss) income from operations	(43,146)	(6.0)	10,628	1.5	944	0.2
Interest expense, net	(8,663)	(1.2)	(7,233)	(1.0)	(4,050)	(0.7)

(Loss) income before income taxes	(51,809)	(7.2)	3,395	0.5	(3,106)	(0.5)
Income tax (expense) benefit	(127)	0.0	(143)	0.0	(26,201)	(4.5)

Net (loss) income	$(51,936)	(7.2)	$3,252	0.5	$(29,307)	(5.0)

Net (loss) income per share of common stock—basic	$(1.34)		$0.09		$(0.83)

Net (loss) income per share of common Stock—diluted	$(1.34)		$0.08		$(0.83)

2007 Results

We experienced a significant loss from operations of $43.1 million in fiscal 2007, which was a decrease of $53.8 million, from $10.6 million income from operations in fiscal 2006. The substantial decrease was driven by several factors including lower gross profit because of weakening consumer spending and traffic levels as well as transaction-related spending, non-recurring and other charges and spending on the Company’s supply chain and supply chain initiatives. The decrease of $53.8 million of income from operations was due to an increase of $35.4 million in selling, general and administrative expenses and a decrease in gross profit of $18.4 million. Fiscal year 2007 net loss was $51.9 million or $1.34 per share on a diluted net loss per share basis, as compared to a fiscal year 2006 net income of $3.3 million or $0.08 per share on a diluted net income per share basis.

Our net revenues increased by $9.4 million, to $722.2 million in fiscal 2007 compared to fiscal 2006. Our revenue growth was driven by our Direct-to-customer segment, as the 1% increase resulted from a $106.6 million, or 44 % increase in Direct-to-customer revenue offset by a $97.1 or 21% decrease in Stores revenue. Our strong growth in the Direct-to-customer segment was driven by increased circulation of both pages circulated and catalogs mailed during 2007 and as well as by a consolidation of our small package, Direct-to-customer shipments and the associated shift in revenue reporting. Overall revenue growth was impacted by a challenging home furnishings environment and weakness in the home building sector.

Cost of revenue and occupancy expense increased by $27.8 million, to $490.9 million, in fiscal 2007. Cost of revenue and occupancy expense expressed as a percentage of net revenue increased approximately 300 basis points to 68.0% in fiscal 2007, from 65.0% in fiscal 2006. This result was primarily driven by a 170 basis point increase in supply chain costs as a percentage of net revenues because of our infrastructure and capability investments and a 120 basis point decline in our product margins.

Our selling, general and administrative expense increased by $35.4 million, or 14.8%, in fiscal 2007 as compared to fiscal 2006. As a percent of revenue, selling, general and administrative expense increased to 38.0% of net revenue in fiscal 2007 from 33.5% in fiscal 2006. Selling, general and administrative expenses in 2007 included costs of $5.1 million related to the merger with certain affiliates of Catterton Partners, $4.6 million related to Michaels’ goodwill impairment due to the determination that the carrying value of Michaels’ assets exceeded the fair value of those assets and $0.5 million related to store impairment. The change in fair value of Michaels’ assets resulted from a change in expected value of Michaels’ future operations due to changes in furniture sourcing strategy. Together, these expenses drove approximately 140 basis points of selling, general, and administrative expense deleverage. Other increases in selling, general and administrative expenses in 2007 included 100 basis points of higher advertising costs due to the growth in the Direct-to-customer segment and 100 basis points of investment spending on the Company’s supply chain and growth initiatives.

Interest expense, net includes interest on borrowings under our revolving credit facility and amortization of debt issuance costs. Interest expense, net increased from $7.2 million in fiscal 2006 to $8.7 million in fiscal 2007. This increase resulted from higher average debt levels to support increased merchandise inventory and the operating losses from operations.

We recognized $127 thousand of income tax expense in fiscal 2007 on a pretax loss of $51.8 million. The tax recorded in fiscal 2007 is attributable to taxes related to our wholly-owned Canadian subsidiary and interest on unrecognized tax benefits. As a result of the adoption of FIN 48 in fiscal 2007, the Company established a $2.2 million reserve for unrecognized tax benefits, inclusive of $0.3 million of related interest. As of February 2, 2008, the Company had a $3.0 million reserve for unrecognized tax benefits, inclusive of $0.5 million of related interest. We had net deferred tax assets of $0.8 million reflecting deferred tax assets totaling $43.7 million, which primarily represented the income tax benefit associated with losses reported in prior years and differences in fixed asset bases offset by a valuation allowance of $42.9 million. These losses are subject to federal and state carry-forward provisions of up to 20 years. For additional information regarding our income tax provision, see Note 6, “Income Taxes,” in the Notes to Consolidated Financial Statements.

In March 2008, we initiated a tender offer related to the discount options discovered during our voluntary review of stock option practices in 2006. Discount options are options with an exercise price that is less than the fair market value of the shares underlying the option at the time of grant. During the tender offer period, employees have, among other things, the ability to amend the exercise price per share for eligible options to the fair market value of the underlying option as of the measurement date of that option. This amendment is designed to allow holders of discount options to avoid certain adverse tax consequences associated with discount options. The offer expires on April 28, 2008.

2006 Results

We experienced an increase in income from operations during fiscal 2006, which increased by $9.7 million, from $0.9 million in fiscal 2005 to $10.6 million in fiscal 2006. This increase was driven by higher sales and improvement in both our gross margins and selling, general and administrative expenses as a percentage of net revenues. In addition, we generated net income of $3.3 million or $0.08 per share on a diluted net income per share basis. This is a significant improvement from fiscal 2005 where we generated a net loss of $29.3 million or $0.83 per share on a diluted net loss per share basis. The primary difference resulted from the recording of a $27.9 million non-cash charge in fiscal 2005 to establish a full valuation allowance against our net deferred tax assets.

Our net revenues increased by $131.1 million, or 23%, to $712.8 million in fiscal 2006 compared to fiscal 2005. This increase resulted from an $83.6 million, or 52%, increase in revenues in our Direct-to-customer segment followed by a $47.5 million, or 11%, increase in our Stores segment. Our strong growth in the Direct-to-customer segment was primarily driven by the increased circulation from the launches of the Restoration Hardware Outdoor Catalog and the Restoration Hardware Gift Catalog combined with strong customer response to our spring, outdoor and summer offerings. The increase in our Stores segment resulted from a $23.2 million increase in comparable store sales, $13.0 million increase in outlet and warehouse sales, and $11.3 million in non-comparable store sales, which includes the benefit of an additional week in fiscal 2006.

In fiscal 2006, cost of revenue and occupancy expense increased by $78.9 million, to $463.1 million. Cost of revenue and occupancy expense expressed as a percentage of net revenue improved approximately 110 basis points to 65.0% in fiscal 2006, from 66.1% in fiscal 2005. The improvement was primarily driven by a reduction of occupancy costs as a percentage of net revenues combined with the changes in product mix resulting in more revenues from higher margin products.

In fiscal 2006, selling, general and administrative expenses increased by $42.6 million, to $239.1 million. Expressed as a percentage of net revenue, selling, general, and administrative expense remained fairly constant at 33.5% for fiscal 2006 compared to 33.7% for fiscal 2005. The total increase was primarily a function of the cost to support the 22.5% net revenue increase in fiscal 2006. This result occurred despite the recording of stock-based compensation expense under SFAS 123R of $2.5 million in selling, general and administrative expense.

For fiscal 2006, interest expense, net was $7.2 million compared to $4.1 million in fiscal 2005. This increase resulted from higher average debt levels to support increased merchandise inventory for anticipated higher sales combined with increased interest rates during fiscal 2006.

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

Segment results

Beginning in the second quarter of fiscal 2007, we consolidated all small package, Direct-to-customer shipments into one distribution center. Previously, these shipments were fulfilled through three facilities: one Direct-to-customer distribution center and two retail replenishment distribution centers. As part of the consolidation of small package Direct-to-customer fulfillment into one Direct-to-customer distribution center, revenues that had been recorded in the Stores segment are now being recorded in the Direct-to-customer segment beginning in the second quarter of 2007. The shift in revenue reporting represented approximately 9 percentage points of the 21% decrease in Stores segment revenues and 17 percentage points of the 44% increase in Direct-to-customer segment revenues for fiscal year 2007 as compared to fiscal year 2006.

Also, beginning in the second quarter of fiscal 2007, we revised our segment reporting structure to better represent how management evaluates each segment’s performance. In summary, the key elements of the segment reporting changes are as follows:

We classify our business into two reportable segments:

•	Stores—the Stores segment includes retail stores, outlet stores and warehouse sale events.

•	Direct-to-Customer—the Direct-to-customer segment includes the catalog and Internet business (including Brocade Home) and store orders fulfilled by the Direct-to-customer distribution center.

No adjustment to prior period segment revenues were required as revenues for all periods presented are based on the origin of distribution center fulfillment. We have restated previously reported comparables periods’ segment income (loss) from operations to reflect the changes in allocations of certain cost of revenues and selling, general and administrative expenses.

Stores Segment Results

	Fiscal Year
	2007	2006	2005
	(Dollars in thousands)
Stores net revenue	$372,047	$469,185	$421,666
Stores net revenue growth percentage	(21)%	11%	4%
Comparable store sales growth (decline)(1)	n/a	5.8%	(0.3)%
Income from stores operations	$33,831	$77,341	$58,840
Income from stores operations—percent of Stores net revenue	9.1%	16.5%	14.0%
Number of retail stores at beginning of year	103	103	102
Number of retail stores opened	—	—	1
Number of retail stores closed	1	—	—

Number of retail stores at year-end	102	103	103

Retail store selling square feet at year-end	680,748	688,710	685,672
Number of outlet stores at year-end	9	8	6

(1)	We discontinued reporting comparable store sales beginning in fiscal year 2007 because we believe it does not effectively capture the underlying performance of our multi-channel business.

Stores net revenue for fiscal 2007 decreased by $97.1 million, or 21%, as compared to the prior fiscal year. The decrease reflects the softness across the Company’s business due to the overall challenging home furnishings economic environment, the shift in revenue reporting from the Stores to the Direct-to-customer segment due to the consolidation of small package Direct-to-customer shipments, and the changes in our assortment strategy which contributed to a business mix shift away from the Stores segment and into the Direct-to-customer segment.

The shift in revenue reporting related to the consolidation of small package Direct-to-customer shipments represented approximately 9 percentage points of the 21% decrease in Stores segment revenues for fiscal 2007 as compared to fiscal 2006.

Our Stores segment experienced a decline in its operating results, decreasing to income from operations of $33.8 million, or 9.1% of Stores net revenue in fiscal 2007 compared to income from operations of $77.3 million, or 16.5% of Stores net revenue in the prior fiscal year. This decline, representing a 740 basis point decrease in the Stores segment operating results for fiscal 2007, resulted from a 430 basis point decrease in gross margin and a 310 basis point increase in selling, general and administrative expenses. The 430 basis point decrease in gross margin was due to a 300 basis point reduction in product margin due to a higher mix of promotional selling and increased penetration of the outlet business and a 150 basis point deleverage of occupancy costs. The 310 basis point increase in selling, general and administrative expenses was comprised primarily of 140 basis points deleverage in store employment, 50 basis points of deleverage in advertising costs, and 100 basis points of other deleverage driven by lower sales and the shift in reporting of sales from the Stores segment to the Direct-to-customer segment.

Stores net revenue for fiscal 2006 increased by $47.5 million, or 11%, as compared to fiscal 2005. The increase in our Stores segment resulted from a $23.2 million increase in comparable store sales, $13.0 million increase in outlet and warehouse sales, and $11.3 million in non-comparable store sales, which includes the benefit of an additional week in fiscal 2006. Comparable store sales are defined as sales from stores which have been open for at least 12 months and whose selling square footage did not change by more than 20% in the previous 12 months. We also exclude stores that are closed for over 30 days. Comparable store sales also exclude warehouse sales, outlet revenue and the additional week in fiscal 2006.

Income from operations for the Stores segment increased to $77.3 million, or 16.5% of net Stores revenue, in fiscal 2006, from $58.8 million, or 14.0% of net Stores revenue, in fiscal 2005. As a percentage of segment net revenue, income from operations for the Stores segment increased 250 basis points to 16.5% of Stores net revenue, compared to 14.0% for the prior fiscal year. This increase was primarily due to a 240 basis point decrease in selling, general and administrative expense. The 240 basis point decrease in selling, general and administrative expenses was due to a decrease in store employment and other store variable costs of 70 basis point, a decrease in advertising costs of 50 basis points and the absence of 40 basis points related to the $1.6 million prior year non-cash charge for accelerated depreciation of certain store fixtures associated with our remodeling efforts. Income from operations for the Stores segment includes the costs of retail stores less the direct costs of the store field operations.

Direct-to-Customer Segment Results

	Fiscal Year
	2007	2006	2005
	(Dollars in thousands)
Direct-to-customer net revenue	$350,196	$243,625	$159,991
Income from Direct-to-customer operations	$70,352	$47,078	$30,314
Income from Direct-to-customer operations—percent of Direct-to-customer net revenue	20.1%	19.3%	18.9%
Growth percentages:
Direct-to-customer net revenue	44%	52%	34%
Number of catalogs mailed	6%	49%	1%
Pages circulated	7%	31%	19%

Direct-to-customer net revenue for fiscal 2007 increased $106.5 million, or 44%, as compared to fiscal 2006. Direct-to-customer net revenue consists of both catalog and Internet sales. The continued growth in our Direct-to-customer segment resulted from an overall increase in the total number of catalogs circulated along with increased page count in the Restoration Hardware Home and the Restoration Hardware Outdoor catalogs, from the shift in revenue reporting from the Stores to the Direct-to-customer segment as a result of the consolidation of small package Direct-to-customer shipments. Growth in this segment also reflects our strategy of leveraging our catalogs and the Internet to size our assortment to market potential, resulting in a planned shift of business from the Stores segment to the Direct-to-customer segment. The total number of catalogs mailed and pages circulated increased by 6% and 7%, respectively, from fiscal 2006 to fiscal 2007. At the same time, the growth experienced during fiscal 2007 was negatively impacted by the challenging home furnishings and home building environment.

The shift in revenue related to the consolidation of small package Direct-to-customer shipments represented approximately 17 percentage points of the 44% increase in Direct-to-customer segment revenues fiscal 2007 as compared to fiscal 2006.

Income from operations for our Direct-to-customer segment increased to $70.4 million, or 20.1% of Direct-to-customer net revenue, during fiscal 2007 compared to income from operations of $47.1 million, or 19.3% of Direct-to-customer net revenue in the prior fiscal year. This $23.3 million increase represented an 80 basis point increase in operating income for our Direct-to-customer operating segment expressed as a percentage of Direct-to-customer net revenue. This improvement resulted from a 270 basis point decrease in gross margin, offset by a 350 basis point decrease in selling, general and administrative expenses. The 270 basis point decrease in gross margin resulted from 160 basis points in lower product margin and shrink expense, and 180 basis points of higher allocated costs associated with the shift in reporting from the Stores segment to the Direct-to-customer segment. These increases were partially offset by 70 basis points of supply chain leverage, primarily shipping expense. The 350 basis point decrease in selling, general and administrative expenses was primarily due to a 450 basis point decrease in advertising expenses as a percentage of sales because of initiatives taken by the Company to reduce its catalog production costs, partially offset by 130 basis points of higher employment costs.

Direct-to-customer net revenue for fiscal 2006 increased $83.6 million, or 52%, as compared to fiscal 2005. Fiscal 2006 revenue growth in the Direct-to-customer channel was driven by the increases in page count in our Home catalog, the increase in circulation from the launches of the Restoration Hardware Outdoor Catalog and the Restoration Hardware Gift Catalog, and strong customer response to our spring, outdoor and summer offerings. For fiscal 2006, the number of catalogs mailed increased by 49% with a 31% increase in pages circulated.

Income from operations for the Direct-to-customer segment was $47.1 million, or 19.3% of net direct revenue, in fiscal 2006 as compared to $30.3 million, or 18.9% of net direct revenue, in the prior fiscal year. The increase in income from operations for the Direct-to-customer segment was primarily due to a 120 basis point improvement in gross margin which resulted from a 180 basis point reduction in supply chain costs.

Direct-to-customer segment selling, general and administrative costs increased 80 basis points, primarily related to an increase in advertising costs. Income from operations for the Direct-to-customer segment reflects the results associated with catalog and Internet sales, less direct management costs.

Liquidity And Capital Resources

	Fiscal Year
	2007	2006	2005
	(Dollars in thousands)
Net cash (used) provided by operating activities	$(21,354)	$(310)	$4,401
Net cash used by investing activities	(13,282)	(14,688)	(29,695)
Net cash provided by financing activities	33,831	14,648	25,398
Net (decrease) increase in cash and cash equivalents	$(232)	$(529)	$86

Operating Cash Flows

For fiscal 2007, net cash used by operating activities was $21.4 million compared to net cash used by operating activities of $0.3 million in fiscal 2006. The increase in net cash used by operating activities was a result of a net loss of $51.9 and an increase in merchandise inventories of $7.6 million offset by a $30.9 million increase in non-cash expenses for depreciation, amortization, impairment and stock-based compensation an increase in prepaid expenses and other assets of $1.9 million and an increase in accounts payables and accrued expenses of $7.3 million.

For fiscal 2006, net cash used by operating activities was $0.3 million compared to $4.4 million of net cash provided by operating activities for fiscal 2005. The decrease in net cash used by operating activities was a result of an increase in net earnings plus non-cash expenses for depreciation, amortization, stock-based compensation, net loss on disposal of property and equipment, and deferred income taxes of $29.3 million, an increase in merchandise inventories of $34.2 million, a decrease in prepaid expenses and other assets of $9.7 million and an increase in accounts payables and accrued expenses of $15.3 million. The increase of $34.2 million in merchandise inventories during fiscal 2006 resulted from the effect of changes in inventory due to planned sales growth requirements related to our Direct-to-customer segment growth and increase in outlet stores. During fiscal 2006 we made targeted inventory investments in product categories where we believe we have opportunities to drive higher revenue growth through improving our in-stock positions in both our Stores and Direct-to-customer segments. The increase in accounts payables and accrued expenses of $15.3 million was in support of increased merchandise inventory for anticipated higher sales.

Investing Cash Flows

Net cash used by investing activities decreased to $13.3 million for fiscal 2007, compared to $14.7 million for fiscal 2006. This decrease primarily related to a reduction in capital expenditures during fiscal 2007. Capital expenditures during fiscal 2007 included the opening of one outlet store, facility improvements to our distribution centers and expenditures related to our supply chain initiatives.

Net cash used by investing activities was $14.7 million for fiscal 2006, compared to $29.7 million for fiscal 2005. This decrease primarily related to a reduction in capital expenditure during fiscal 2006. Capital expenditures during fiscal 2005 included the remodeling of the majority of our retail stores, the opening of one retail and five outlet stores, and facility improvements to our distribution sites.

Financing Cash Flows

Net cash provided by financing activities increased from $14.6 million in fiscal 2006 to $33.8 million in fiscal 2007. This increase of $19.2 million in fiscal 2007 primarily resulted from the $25.0 million increase in net borrowings received in connection with the Amended Merger Agreement from certain funds of Catterton Partners, partially offset by a $4.0 million decrease in proceeds from the exercise of stock options and $1.5 million increase in payments on capital leases and other long-term obligations.

Net cash provided by financing activities in fiscal 2006 was $14.6 million, compared to $25.4 million for fiscal 2005. This decrease is primarily resulted from the $14.3 million decrease in net borrowings received under our revolving credit facility during fiscal 2006 compared to fiscal 2005, partially offset by a $3.3 million increase in proceeds from the exercise of stock options.

Revolving Credit Facility

On April 27, 2007, the Company entered into an agreement (the “Amendment”) to further amend its existing revolving credit facility. The Amendment provides for an extension of the maturity date of the revolving credit facility to June 30, 2012 and an increase in the amount of the revolving credit facility to $190 million. The Amendment further provides that the Company may increase the amount of the revolving credit facility by up to an additional $75 million, but such is subject to a number of terms and conditions, including agreement of lenders to participate in the increased loan commitments under the facility and the availability of sufficient borrowing base collateral to support increased loan amounts. The Amendment also includes a number of other improvements to the existing facility, including (i) an increase in the loan-to-value limits under the facility, (ii) a decrease of the interest rate on certain loans and obligations under the facility, (iii) a lower minimum fixed charge coverage ratio for certain loans under the facility, and (iv) a change in the circumstances in which the fixed charge coverage ratio applies under the facility. Other terms and conditions of the existing revolving credit facility remain materially unchanged.

As of February 2, 2008, $78.4 million was outstanding under the facility, net of unamortized debt issuance costs of $0.8 million, and there was $13.5 million in outstanding letters of credit. As of February 2, 2008, the bank’s reference rate was 6.0% and the LIBOR plus margin rate was 4.56%. Borrowings that are incremental advances under the revolving credit facility are subject to interest at the bank’s reference rate plus a margin or LIBOR plus a higher margin. The availability of credit at any given time under the revolving credit facility is limited by reference to a borrowing base formula (which includes an adjustment to the advance rate against eligible inventory and eligible accounts receivables for incremental advances as described above) based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and reserves established by the agent of the revolving credit facility. As a result of the borrowing base formula, the actual borrowing availability under the facility could be less than the stated amount of the facility reduced by the actual borrowings and outstanding letters of credit. As of February 2, 2008, we had availability under the facility of $66.3 million.

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

Convertible Promissory Notes

On January 24, 2008, we entered into a First Amendment to the Agreement and Plan of Merger (“First Amendment”), dated as of November 8, 2007 with affiliates of Catterton Partners (see Note 14—“Merger

Agreement” for additional information). In connection with the First Amendment, we received $25.0 million from funds of Catterton Partners in exchange for the issuance of unsecured promissory notes in the principal amount of $25.0 million. Concurrently with the issuance of the unsecured promissory notes, we entered into (i) a letter agreement with Catterton Management Company, LLC with respect to the payment of an arrangement fee of $0.6 million for the extension of credit and (ii) letter agreements providing that the Notes shall be exchanged for an equity interest in Parent upon the closing of the merger contemplated in the Merger Agreement.

The promissory notes have an interest rate of 8% per annum through December 31, 2008 and 15% per annum beginning January 1, 2009 through maturity. The maturity date of the arrangement fee is July 2008 and the maturity date of the notes is December 2012. The notes may be exchanged for common equity securities upon a change of control resulting in an acquisition of the Company by affiliates of Catterton Partners. If there is a change of control with any party other than the affiliates of Catterton Partners, the notes are due and payable immediately at 100% of the principal amount plus all interest accrued.

We currently believe that our cash flows from operations and funds available under our revolving credit facility and the convertible promissory notes will satisfy our expected working capital and capital requirements for the foreseeable future. However, the weakening of, or other adverse developments concerning, our sales performance or adverse developments concerning the availability of credit under our revolving credit facility due to covenant limitations or other factors could limit the overall availability of funds to us. We may not have successfully anticipated our future capital needs or the timing of such needs and we may need to raise additional funds in order to take advantage of unanticipated opportunities. We also may need to raise additional funds to respond to changing business conditions or unanticipated competitive pressures. However, should the need arise, additional sources of financing may not be available or, if available, may not be on terms favorable to our stockholders or us. If we fail to raise sufficient funds, we may be required to delay or abandon some of our planned future expenditures or aspects of our current operations. For more information, please refer to the risk factors included in Item 1A, “Risk Factors,” entitled “We are dependent on external funding sources, including the terms of our revolving credit facility, which may not make available to us sufficient funds when we need them” and “Because our business requires a substantial level of liquidity, we are dependent upon a revolving credit facility with certain restrictive covenants that limit our flexibility.”

Contractual Commitments

The following table summarizes our significant contractual cash obligations and other commercial commitments as of February 2, 2008:

	Payments Due By Period(6)
	Total	Fiscal 2008	Fiscal 2009 through 2010	Fiscal 2011 through 2012	Thereafter
	(Dollars in thousands)
Operating leases(1)	$276,558	$52,291	$86,720	$58,242	$79,305
Capital leases	8,224	2,827	4,042	1,355	—
Line of credit(2)	79,215	—	—	79,215	—
Convertible promissory notes(3)	25,625	625	—	25,000	—
Interest(4)	51,890	9,900	23,590	18,400	—
Standby letters of credit	13,465	13,465	—	—	—
Trade letters of credit	8	8	—	—	—
Purchase obligations for inventory(5)	102,274	102,274	—	—	—

Total	$557,259	$181,390	$114,352	$182,212	$79,305

(1)	Operating lease contractual commitments exclude insurance, real estate taxes, and repair and maintenance expenses related to those operating leases. In fiscal 2007, the Company incurred $19.7 million for these costs.
(2)	The costs reflect our line of credit, gross of debt issuance costs of $0.8 million.
(3)	The costs reflect our convertible promissory note, gross of debt issuance costs of $0.6 million.

(4)	Interest payments in the future periods have been reflected based on average debt levels during fiscal 2007 and interest levels at the end of fiscal 2007 and reflects the June 2012 maturity date for the line of credit. The amount also includes interest related to the convertible promissory notes and arrangement fee. The amounts reflect the July 2008 maturity date for the arrangement fee and December 2012 maturity date for the convertible promissory notes.
(5)	Represents estimated commitments at year-end to purchase inventory in the normal course of business to meet operating requirements.
(6)	This table excludes $3.0 million of liabilities for uncertain tax positions under FIN 48, as we are not able to reasonably estimate when cash payments for these liabilities will occur. This amount, however, has been recorded as a liability in the consolidated balance sheet as of February 2, 2008.

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

Related Party Transactions

We lease one of our properties from the previous owner and current employee of Michaels. Annual payments made in fiscal 2007, 2006, and 2005 were $456,000 per year.

Each of Gary Friedman, our Chairman, President and Chief Executive Officer, Glenn Krevlin, a member of our Board of Directors, and certain funds of Glenhill Advisors, LLC entered into separate stockholder voting agreements with the Company in connection with the Amended Merger Agreement. Mr. Krevlin has sole voting power and investment power with respect to shares beneficially owned by such funds of Glenhill Advisors, LLC. Such stockholder voting agreements provide, among other things, that Mr. Friedman, Mr. Krevlin and such funds have agreed to vote for and support the Merger. In addition, immediately prior to the completion of the Merger, it is expected that Mr. Friedman and Mr. Krevlin (through such funds of Glenhill Advisors, LLC) will contribute approximately 1,000,000 and 3,632,533 shares, respective, of the Company’s common stock to Parent in exchange for equity interests in Parent pursuant to rollover agreements between the Company, Parent and each of Mr. Friedman and such funds of Glenhill Advisors, LLC.

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

Our management believes the following critical accounting policies require significant judgments and estimates in the preparation of our Consolidated Financial Statements:

Sales Returns Reserve

We provide an allowance for sales returns based on historical return rates which generally considers both the level of merchandise returns and the time elapsed from the date of sale to the date of the return. This reserve is booked on a gross basis, reducing both total sales and cost of sales each period. Should actual return rate levels increase by 10% in fiscal 2008 or the customer return time lengthen by 10% in fiscal 2008, our results will be negatively impacted by approximately $0.2 million. Historically, actual returns have not varied materially from our estimate. At February 2, 2008 and February 3, 2007, the allowance for sales returns was approximately $2.0 million and $2.1 million, respectively.

Merchandise Inventories

Our retail inventories are carried at the lower of cost or market with cost determined on a weighted average cost method. Manufacturing inventories are carried at the lower of cost or market with cost determined at standard costs, approximating average costs. Costs include certain buying and distribution costs, including payroll and other costs related to the purchase of inventory. We write down inventories whenever markdowns reduce the selling price below cost. Additionally, we provide for monthly reserves on inventory based upon our estimate of shrinkage losses. Actual shrinkage is recorded at year-end based on the results of our physical inventory count. We also write down our slow-moving and discontinued inventory to its estimated market value based upon assumptions about future demand and market conditions. If actual market conditions or future sales of inventory are less favorable than those projected by management, additional inventory write-downs may be required. The Company wrote-down its inventory balance by $3.8 million and $2.7 million at February 2, 2008 and February 3, 2007, respectively.

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

Impairment of Long-Lived Assets and Intangible Assets

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

For the fiscal year ended February 2, 2008, the Company recorded a $524 thousand impairment charge on the long-lived assets for six underperforming stores and a $4.6 million goodwill impairment charge for Michaels, our wholly-owned furniture subsidiary due to the determination that the carrying value of Michaels’ assets exceeded the fair value of those assets. The change in fair value of Michaels’ assets resulted from a change in expected value of Michaels’ future operations due to changes in furniture sourcing strategy. The store impairment charge was equal to the difference between the carrying value of the long-lived assets and the present value of estimated future cash flows for that store. For the fiscal year ended February 3, 2007, no impairment charge was recorded. For the fiscal year ended January 28, 2006, we recorded a store impairment charge of $294 thousand.

Self Insurance

We obtain insurance coverage for significant exposures as well as those risks that, by law, must be insured. It is generally our policy to retain a significant portion of certain losses related to workers’ compensation, general liability, property losses, business interruption and employee health care. We record provisions for these items on an actuarial basis based on claims experience, regulatory changes, an estimate of claims incurred but not yet reported and other relevant factors. The projections involved in this process are subject to substantial uncertainty because of several unpredictable factors, including actual future claims experience, regulatory changes, litigation trends and changes in inflation. Should the amount of claims be more or less than what we estimated or should the costs of claims increase or decrease beyond what we anticipated, reserves may need to be adjusted accordingly in future periods.

As of November 1, 2007, we are no longer self insured for workers’ compensation claims related to incidents after October 31, 2007. We are still self-insured for all workers’ compensation claims prior to November 1, 2007. At February 2, 2008 and February 3, 2007, we had accrual balances for these liabilities of approximately $3.3 million and $4.4 million, respectively.

Tenant Improvement Allowance

We entered into a lease agreement during the third quarter of 2007 pursuant to which we will lease a distribution facility in Ohio. Our accounting for tenant improvements differs if a lease is accounted for under the provision of Emerging Issues Task Force 97-10, “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”). Our lease for this distribution facility has a cap on the construction allowance which places us at risk for cost overruns and causes us to be deemed, for accounting purposes only, the owner during the construction period even though we are not the legal owner.

As of February 2, 2008, we capitalized the estimated value of the land, building construction costs and tenant improvements of $24.1 million, which has been recorded as construction-in-progress. The related liability of $24.1 million has been recorded as asset construction-related liabilities on the accompanying balance sheet.

Once construction is complete, we will consider the requirement under Statement of Financial Accounting Standards (“SFAS”) No. 98, “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of Lease Term, and Initial Direct Costs of Direct Financing Leases,” for sale-leaseback treatment. If the arrangement does not qualify for sale-leaseback treatment, we will continue to amortize the financing obligation and depreciate the building over the lease term.

Stock-Based Compensation

We measure and record compensation expense in our consolidated financial statements for all stock-based compensation awards using a fair value method. For stock options, fair value is determined using the Black-Scholes valuation model, while restricted stock units are valued using the closing price of our stock on the date prior to the date of issuance. Significant factors affecting the fair value of option awards include the estimated future volatility of our stock price and the estimated expected term until the option award is exercised or cancelled. The fair value of the award is amortized over the expected service period. Total stock-based compensation expense was $2.7 million ($2.0 million recorded as selling, general and administrative and $0.7 million recorded as cost of revenue and occupancy) and $3.4 million ($2.5 million recorded as selling, general and administrative and $0.9 million recorded as cost of revenue and occupancy), for fiscal 2007 and fiscal 2006, respectively. No amounts were recorded for fiscal 2005 and the amounts reported for 2006 do not include $0.6 million related to the Company’s voluntary review of its historical stock option practices.

Income Taxes and Valuation Allowance

We account for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our Company’s consolidated financial statements or tax returns. In estimating future tax consequences, we generally take into account all expected future events then known to us, other than changes in the tax law or rates, which are not permitted to be considered. Accordingly, if needed we may record a valuation allowance to reduce net deferred tax assets to the amount that is more likely than not to be realized. The amount of valuation allowance would be based upon management’s best estimate of the recoverability of the net deferred tax assets. While future taxable income and ongoing prudent and feasible tax planning are considered in determining the amount of the valuation allowance, the necessity for an allowance is subject to adjustment in the future. Specifically, in the event we were to determine that we would not be able to realize the net deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the net deferred tax assets would decrease income in the period such determination was made. This allowance does not alter our ability to utilize the underlying tax net operating loss and credit carryforwards in the future, the utilization of which is limited to achieving future taxable income. We recorded a full valuation allowance against our US net deferred tax assets during fiscal 2007. We believe that the deferred tax assets for Canada are realizable on a more likely than not basis.

On February 4, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, or a reduction in a deferred tax asset or an increase in a deferred tax liability, or both. Upon adoption of FIN 48, the Company established a $2.2 million reserve for unrecognized tax benefits, inclusive of $0.3 million of related interest. The Company also recognized a reduction in retained earnings of $0.9 million and certain other deferred income tax assets and liabilities were recorded or reclassified. At the end of fiscal year 2007, the Company had approximately $2.8 million of total gross unrecognized tax benefits. Of this total, $2.5 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company recognizes interest related to unrecognized tax benefits in tax expense.

Recently Issued Accounting Standards

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific acquisition-related items, including expensing acquisition-related costs as incurred, valuing non-controlling interests (minority interests) at fair value at the acquisition date, and expensing restructuring costs associated with an acquired business. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the first fiscal period beginning on or after December 15, 2008, except for adjustments to a previously acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period, which are recorded as a component of income tax expense in the period of adjustment, rather than goodwill. Early adoption is not permitted. Generally, the effect of SFAS 141(R) will depend on future acquisitions and, as such, we do not currently expect the adoption of this Statement to have a material impact on the Company’s operating results or financial position.

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

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RESTORATION HARDWARE, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share amounts)

	February 2, 2008	February 3, 2007
ASSETS

Current assets:
Cash and cash equivalents	$1,229	$1,461
Accounts receivable	8,399	7,164
Merchandise inventories	200,386	192,805
Prepaid expense and other current assets	18,500	18,984

Total current assets	228,514	220,414

Property and equipment, net	110,271	87,961
Goodwill	—	4,560
Deferred tax assets, net	2,311	1,911
Other assets	1,450	1,521

Total assets	$342,546	$316,367

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$88,303	$79,340
Deferred revenue and customer deposits	12,845	9,556
Deferred tax liabilities, net	1,697	1,357
Other current liabilities	23,159	20,335

Total current liabilities	126,004	110,588

Line of credit, net of issuance costs	78,367	68,384
Convertible promissory notes, net of issuance costs	25,010	—
Deferred lease incentives	19,067	23,515
Asset construction-related liabilities	24,110	—
Deferred rent	18,290	19,998
Other long-term obligations	7,868	1,774

Total liabilities	298,716	224,259

Commitments and contingencies (Note 11)
Stockholders equity:
Common stock, $.0001 par value, 60,000,000 shares authorized, 38,968,596 and 38,740,288 shares issued and outstanding at February 2, 2008 and February 3, 2007, respectively	4	4
Additional paid-in capital	181,712	178,176
Accumulated other comprehensive income	1,776	745
Accumulated deficit	(139,662)	(86,817)

Total stockholders’ equity	43,830	92,108

Total liabilities and stockholders’ equity	$342,546	$316,367

The accompanying notes are an integral part of these Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Net revenues	$722,243	$712,810	$581,657
Cost of revenue and occupancy	490,935	463,105	384,244

Gross profit	231,308	249,705	197,413
Selling, general and administrative expense	274,454	239,077	196,469

(Loss) income from operations	(43,146)	10,628	944
Interest expense, net	(8,663)	(7,233)	(4,050)

(Loss) income before income taxes	(51,809)	3,395	(3,106)
Income tax expense	(127)	(143)	(26,201)

Net (loss) income	$(51,936)	$3,252	$(29,307)

Basic net (loss) income per share	$(1.34)	$0.09	$(0.83)

Diluted net (loss) income per share	$(1.34)	$0.08	$(0.83)

Shares used in computing basic net (loss) income per share	38,831	38,184	35,441
Shares used in computed diluted net (loss) income per share	38,831	39,221	35,441

The accompanying notes are an integral part of these Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Total Comprehensive (Loss) Income
	Shares	Amount	Shares	Amount
BALANCE AT JANUARY 29, 2005	8,473	$8,331	33,084,223	$3	$159,233	$812	$(60,762)	$99,286
Issuance of common stock	—	—	418,262	—	1,623	—	—	1,623
Conversion of preferred stock to common stock	(8,473)	(8,331)	4,260,144	1	8,331	—	—	8,332
Comprehensive loss:
Net loss	—	—	—	—	—	—	(29,307)	(29,307)	$(29,307)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	—	—	—	—	—	198	—	198	198

Comprehensive loss									(29,109)

BALANCE AT JANUARY 28, 2006	—	—	37,762,629	4	169,187	1,010	(90,069)	80,132
Issuance of common stock	—	—	977,659	—	4,894	—	—	4,894
Tax benefit on exercise of stock options	—	—	—	—	74	—	—	74
Share-based compensation	—	—	—	—	4,021	—	—	4,021
Comprehensive income:
Net income	—	—	—	—	—	—	3,252	3,252	3,252
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	—	(265)	—	(265)	(265)

Comprehensive income									2,987

BALANCE AT FEBRUARY 3, 2007	—	—	38,740,288	4	178,176	745	(86,817)	92,108
Issuance of common stock	—	—	228,308	—	830	—	—	830
Cumulative effect of accounting changes related to the adoption of FIN 48							(909)	(909)
Share-based compensation	—	—	—	—	2,706	—	—	2,706
Comprehensive loss:
Net loss	—	—	—	—	—	—	(51,936)	(51,936)	(51,936)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	—	—	—	—	—	1,031	—	1,031	1,031

Comprehensive loss									$(50,905)

BALANCE AT FEBRUARY 2, 2008	—	$—	38,968,596	$4	$181,712	$1,776	$(139,662)	$43,830

The accompanying notes are an integral part of these Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Cash flows from operating activities:
Net (loss) income	$(51,936)	$3,252	$(29,307)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	23,120	21,696	19,603
Impairment of goodwill	4,560	—	—
Impairment of property and equipment	524	—	294
Stock-based compensation expense	2,706	4,095	—
Excess benefits from stock based compensation	—	(74)	—
Loss on disposal of property and equipment	63	878	—
Deferred income taxes	(197)	(554)	25,864
Changes in operating assets and liabilities:
Accounts receivable	(1,235)	(1,280)	1,799
Merchandise inventories	(7,581)	(34,158)	(14,462)
Prepaid expense, other current assets and other assets	1,935	(9,678)	3,092
Accounts payable and accrued expenses	7,344	15,315	(1,401)
Deferred revenue and customer deposits	3,289	1,252	174
Other current liabilities	2,319	2,764	2,838
Deferred rent	(1,708)	132	(455)
Deferred lease incentives and other long-term obligations	(4,557)	(3,950)	(3,638)

Net cash (used) provided by operating activities	(21,354)	(310)	4,401

Cash flows from investing activities:
Capital expenditures	(13,282)	(15,152)	(29,695)
Proceeds from sale of assets	—	464	—

Net cash used by investing activities	(13,282)	(14,688)	(29,695)

Cash flows from financing activities:
Borrowings under line of credit	790,664	760,251	636,791
Repayments under revolving line of credit	(780,662)	(750,063)	(612,316)
Proceeds from convertible promissory notes	25,000	—	—
Debt issuance costs	(210)	(175)	(575)
Excess benefits from stock based compensation	—	74	—
Payment on capital leases and other long-term obligations	(1,791)	(333)	(125)
Issuance of common stock	830	4,894	1,623

Net cash provided by financing activities	33,831	14,648	25,398

Effects of foreign currency exchange rate translation	573	(179)	(18)

Net (decrease) increase in cash and cash equivalents	(232)	(529)	86
Cash and cash equivalents:
Beginning of period	1,461	1,990	1,904

End of period	$1,229	$1,461	$1,990

Additional cash flow information:
Cash paid for interest	$9,112	$7,096	$3,353
Cash paid for taxes	1,267	1,470	1,138
Non-cash transactions:
Property and equipment acquired under capital leases	6,563	2,733	54
Construction in progress—leased facilities	24,110	—	—
Conversion of preferred stock to common stock	—	—	8,332
Property and equipment additions in accounts payable	1,428	539	210
Arrangement fee for convertible promissory notes	625	—	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Restoration Hardware, Inc., a Delaware corporation (together with its subsidiaries collectively, the “Company”), is a specialty retailer of furniture, bathware, hardware, lighting, textiles, accessories and related merchandise. Through the Company’s subsidiary, The Michaels Furniture Company, Inc. (“Michaels”), the Company manufactures a line of high quality furniture for the home. These products are sold through retail locations, catalogs and the Internet. At February 2, 2008, the Company operated a total of 102 retail stores and nine outlets stores in 30 states, the District of Columbia and in Canada.

Basis of Presentation and Fiscal Years

The consolidated financial statements include the accounts of the Company. All inter-company balances and transactions are eliminated in consolidation. The Company operates on a 52—53 week fiscal year ending on the Saturday closest to January 31. The fiscal years ended February 2, 2008 (“fiscal 2007”) and January 28, 2006 (“fiscal 2005”) consisted of 52 weeks. The fiscal year ended February 3, 2007 (“fiscal 2006”) consisted of 53 weeks.

Use of Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company’s significant accounting estimates include determination of the fair value of stock awards to employees and directors, deferred revenues, reserves for sales returns, reserves and write-downs on inventory, estimate of completion for construction in progress—leased facilities, the impairment of long-lived assets (including carrying value of goodwill), gift certificates and merchandise credit liabilities, capitalized freight and indirect inventory costs, prepaid catalog amortization, the adequacy of self insurance reserves, realization of net deferred tax assets, including the valuation allowances on these tax assets, and tax positions related to unrecognized tax benefits. Actual results for these and other estimates could differ from those estimates.

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

Merchandise Inventories

The Company’s retail inventories are carried at the lower of cost or market with cost determined on a weighted average cost method. Manufacturing inventories are carried at the lower of cost or market with cost determined at standard costs, approximating average costs. Costs include certain buying, merchandising and

RESTORATION HARDWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

distribution costs, including payroll and other costs related to the purchase of inventory. The Company writes down inventories whenever markdowns reduce the selling price below cost. Additionally, it provides for reserves on inventory based upon estimated shrinkage losses. The Company also writes down its slow-moving and discontinued inventory to its estimated market value based upon assumptions about future demand and market conditions. If actual market conditions or future sales of inventory are less favorable than those projected by management, additional inventory write-downs may be required. The Company wrote-down its inventory balance by $3.8 million and $2.7 million at February 2, 2008 and February 3, 2007.

Prepaid Catalog and Advertising Expenses

Prepaid catalog expenses consist of the cost to prepare, print and distribute catalogs. Such costs are amortized over the expected period in which revenue is generated from each catalog based on historical experience, which is approximately five months. At February 2, 2008 and February 3, 2007, the Company had $7.8 million and $11.4 million, respectively, of prepaid catalog costs that are included in prepaid expense and other current assets on the accompanying consolidated balance sheets.

Advertising costs primarily represent the costs associated with the Company’s catalog mailings, as well as print and web site marketing. For the fiscal 2007, fiscal 2006, and fiscal 2005, advertising costs were approximately $80.9 million, $72.8 million and $52.2 million, respectively.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired from the purchase of Michaels. The Company reviews goodwill for impairment annually, or more frequently if events or changes in circumstances warrant. If the carrying values of such assets were to exceed their estimated fair values, the Company would record an impairment loss to write the assets down to their estimated fair values. The Company’s test for impairment of the assets of Michaels resulted in a determination that the carrying value of Michaels’ assets exceeded the fair value of those assets. The change in fair value of Michaels’ assets resulted from a change in expected value of Michaels’ future operations due to changes in furniture sourcing strategy. As a result, for the fiscal year ended February 2, 2008, the Company recorded an impairment of $4.6 million which represented the remaining balance of goodwill.

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

RESTORATION HARDWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company generally evaluates long-lived tangible assets at an individual store level, which is the lowest level at which independent cash flows can be identified. The Company evaluates corporate assets or other long-lived assets that are not store-specific at a consolidated entity or reporting unit level, as appropriate.

Since there is typically no active market for the Company’s long-lived tangible assets, the Company estimates fair values based on the expected future cash flows. The Company estimates future cash flows based on store-level historical results, current trends and operating and cash flow projections. The Company’s estimates are subject to substantial uncertainty and may be affected by a number of factors outside its control, including general economic conditions, the competitive environment and regulatory changes. If actual results differ from the Company’s estimates of future cash flows, it may record significant additional impairment charges in the future. For the fiscal year ended February 2, 2008, the Company recorded a $524 thousand impairment charge on the long-lived assets for six underperforming stores.

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

Store Closure Reserves

The Company recognizes a liability for costs associated with closing a store when the liability is incurred. The Company records the present value of expected future lease costs and other closure costs when the store is closed. The Company records severance and other employee-related costs in the period in which it communicates the closure and related severance packages to the affected employees. Costs incurred in connection with closure of one underperforming store was expensed during fiscal 2007. The Company had no amounts accrued as of February 2, 2008 and February 3, 2007, respectively.

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

RESTORATION HARDWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tenant Improvement Allowance

The Company entered into a lease agreement during the third quarter of 2007 pursuant to which the Company will lease a distribution facility in Ohio. The Company’s accounting for tenant improvements differs if a lease is accounted for under the provision of Emerging Issues Task Force 97-10, “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”). The Company’s lease for this distribution facility has a cap on the construction allowance which places the Company at risk for cost overruns and causes the Company to be deemed, for accounting purposes only, the owner during the construction period even though it is not the legal owner.

As of February 2, 2008, the Company has capitalized the estimated value of the land, building construction costs and tenant improvements of $24.1 million, which has been recorded as construction-in-progress. The related liability of $24.1 million has been recorded as asset construction-related liabilities on the accompanying balance sheet.

Once construction is complete, the Company will consider the requirement under Statement of Financial Accounting Standards (“SFAS”) No. 98, “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of Lease Term, and Initial Direct Costs of Direct Financing Leases,” for sale-leaseback treatment. If the arrangement does not qualify for sale-leaseback treatment, the Company continues to amortize the financing obligation and depreciate the building over the lease term.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses represent amounts owed to third parties. Accounts payable and accrued expenses included negative cash balances due to outstanding checks of approximately $13.5 million and $12.0 million at February 2, 2008 and February 3, 2007, respectively.

Gift Certificates and Merchandise Credits

The Company sells gift certificates and issues merchandise credits to its customers in its retail stores and through its direct channels. Revenue associated with gift certificates and merchandise credits is deferred until either: (i) redemption of the gift certificate and merchandise credits; or (ii) when the likelihood of redemption is remote and there exists no legal obligation to remit the value of unredeemed gift certificates or merchandise credits to the relevant jurisdictions. The unremitted gift certificate and merchandise liability balances was $17.3 million at February 2, 2008 and $15.3 at February 3, 2007, which are included in other current liabilities in the consolidated balance sheets.

The Company recognized $1.7 million, $1.3 million and $1.1 million of income in the consolidated statement of operations for unredeemed gift certificates and merchandise credits for the years ended February 2, 2008, February 3, 2007 and January 28, 2006, respectively.

Self Insurance

The Company obtains insurance coverage for significant exposures as well as those risks that, by law, must be insured. It is generally the Company’s policy to retain a significant portion of certain losses related to workers’ compensation, general liability, property losses, business interruption and employee health care. The Company records provisions for these items on an actuarial basis based on claims experience, regulatory changes, an estimate of claims incurred but not yet reported and other relevant factors. The projections involved in this process are subject to substantial uncertainty because of several unpredictable factors, including actual future claims experience, regulatory changes, litigation trends and changes in inflation.

RESTORATION HARDWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of November 1, 2007, the Company is no longer self insured for workers’ compensation for claims related to incidents after October 31, 2007. The Company is still self-insured for all workers’ compensation claims prior to November 1, 2007. At February 2, 2008 and February 3, 2007, the Company had accrual balances for these liabilities of approximately $3.3 million and $4.4 million, respectively, which are included in accounts payable and accrued expenses in the consolidated balance sheets.

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

Returns: The Company provides an allowance for sales returns based on historical return rates. At February 2, 2008 and February 3, 2007, the allowance for sales returns was approximately $2.0 million and $2.1 million, respectively.

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

RESTORATION HARDWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On February 4, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, or a reduction in a deferred tax asset or an increase in a deferred tax liability, or both. At the end of fiscal year 2007, the Company had approximately $2.8 million of total gross unrecognized tax benefits. Of this total, $2.5 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company recognizes interest related to unrecognized tax benefits in tax expense.

Estimated Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and borrowings under the revolving line of credit and convertible promissory notes approximate their estimated fair values. Estimated fair values have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts.

Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares of common stock outstanding for the period. Diluted net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive shares of common stock equivalents outstanding during the period. Diluted net income (loss) per share of common stock reflects the potential dilution that could occur if options or warrants to issue shares of common stock were exercised, or shares of preferred stock were converted into shares of common stock. The following table details potentially dilutive shares of common stock equivalents that have been excluded from fiscal 2005 and 2007 diluted loss per share because their inclusion would be anti-dilutive but included in diluted earnings per share for fiscal 2006:

	Fiscal Year
	2007	2006	2005
Convertible preferred stock and options:
Shares of common stock subject to outstanding options	475,664	1,036,911	876,218
Shares of common stock subject to conversion from the Series A preferred stock	—	—	2,130,072

Total shares of common stock equivalents	475,664	1,036,911	3,006,290

RESTORATION HARDWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The above stock options represent only those stock options whose exercise prices were less than the average market price of the stock during the respective periods and therefore were dilutive. The number of shares of stock options excluded from the above amounts because their exercise prices exceeded the average market price of the stock during the respective periods was 4,798,004 in fiscal 2007, 3,284,670 in fiscal 2006 and 4,052,768 in fiscal 2005.

Total Comprehensive (Loss) Income

Total comprehensive (loss) income consists of net (loss) income and foreign currency translation adjustments. The components of total comprehensive (loss) income are presented in the consolidated statements of stockholders’ equity.

Foreign Currency Translation

Local currencies are generally considered the functional currencies outside the United States of America. The assets and liabilities of the Company and its subsidiaries, which are denominated in currencies other than the U.S. dollar, are translated to U.S. dollars at the rate of exchange in effect at the balance sheet date; income and expenses are translated at average rates of exchange prevailing during the fiscal year. The related translation adjustments are reflected in the accumulated other comprehensive income (loss) section of the consolidated statements of stockholders’ equity. Foreign currency gains and losses resulting from transactions denominated in foreign currencies are included in the consolidated statements of operations.

Stock-Based Compensation

Effective January 29, 2006, the Company adopted SFAS No. 123R revised “Share-Based Payment” (“SFAS 123R”), which establishes accounting for non-cash, stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized over the requisite service period, which for the Company is generally the vesting period. The Company adopted SFAS 123R using the modified prospective method. Prior periods are not revised for comparative purposes under this method. For all unvested options outstanding as of January 28, 2006, compensation expense previously measured but unrecognized, will be recognized in the consolidated statement of operations over the remaining service period based on the fair value at the original grant date. For equity-based compensation granted subsequent to January 28, 2006, compensation expense, based on the fair value on the date of grant, is recognized in the consolidated statement of operations over the requisite service period.

Consistent with the valuation method previously reflected only in pro forma disclosure as permitted by the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, prior to January 29, 2006, the Company used the Black-Scholes-Merton (“Black-Scholes”) option pricing model to estimate the fair value of stock-based awards under SFAS 123R. The weighted-average grant date fair value of employee stock options granted was $3.09 during fiscal 2007, $4.12 during fiscal 2006 and $2.98 during fiscal 2005. The Company used the Black-Scholes option-pricing model to estimate the fair value of each stock option granted based on the following weighted-average assumptions:

	Fiscal Year
	2007	2006	2005
Dividend yield	—	—	—
Expected volatility	62%	74%	52%
Risk-free interest rate	4.54%	4.93%	4.40%
Expected life (years)	4.5	4.5	4.5

RESTORATION HARDWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For fiscal 2007, the Company recorded $2.7 million for stock-based compensation under SFAS 123R, of which $2.0 million was recorded to selling, general and administrative expenses and $0.7 million was recorded to cost of revenue and occupancy.

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

The following table illustrates the proforma effect on net loss per share if the Company had applied the fair value provisions of SFAS 123 to share-based compensation for fiscal 2005 prior to the adoption of SFAS 123R.

2005
(Dollars in thousands, except per share amounts)
Net loss, as reported	$(29,307)
Deduct: compensation expense for all stock-based employee compensation (net of tax) calculated in accordance with the fair value method	(3,659)

Pro forma net loss	$(32,966)

Net loss per share of common stock:
Basic, as reported	$(0.83)
Basic, pro forma	$(0.93)
Diluted, as reported	$(0.83)
Diluted, pro forma	$(0.93)

In fiscal 2005, there was no assumed tax rate attributed to the stock-based employee compensation expense due to the provision of a full valuation allowance on the Company’s net deferred tax assets.

RESTORATION HARDWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

See Note 8, “Stock Option Plans,” for further discussion of the Company’s stock-based employee compensation plans.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific acquisition-related items, including expensing acquisition-related costs as incurred, valuing non-controlling interests (minority interests) at fair value at the acquisition date, and expensing restructuring costs associated with an acquired business. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the first fiscal period beginning on or after December 15, 2008, except for adjustments to a previously acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period, which are recorded as a component of income tax expense in the period of adjustment, rather than goodwill. Early adoption is not permitted. Generally, the effect of SFAS 141(R) will depend on future acquisitions and, as such, we do not currently expect the adoption of this Statement to have a material impact on the Company’s operating results or financial position.

Reclassification

The Company historically presented borrowings under the line of credit as a net balance on the consolidated statements of cash flows. To be consistent with the current year presentation, the Company has adjusted prior year amounts to reflect borrowing and repayment of the line of credit separately.

RESTORATION HARDWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	February 2, 2008	February 3, 2007
	(Dollars in thousands)
Land, building under construction and tenant improvement costs(1)	$24,110	$—
Leasehold improvements	159,366	157,223
Furniture, fixtures and equipment	22,019	21,690
Machinery and equipment	10,603	10,874
Computer software	25,762	20,098
Equipment under capital leases(2)	10,025	2,856

Total	251,885	212,741
Less accumulated depreciation and amortization	(141,614)	(124,780)

Property and equipment, net	$110,271	$87,961

(1)	In accordance with EITF 97-10 the Company is deemed to be the “owner” of the Ohio distribution center during the construction period for accounting purposes only. The distribution center is expected to be completed in the summer of 2008.
(2)	Accumulated depreciation and amortization includes accumulated amortization of $2.8 million and $0.9 million for fiscal 2007 and 2006, respectively, related to equipment under capital leases.

NOTE 3. LEASES

The Company leases certain property consisting of retail and outlet stores, corporate offices, distribution centers and equipment. Leases expire at various dates through 2023. The retail stores, distribution centers and corporate office leases generally provide that the Company assumes the maintenance and all or a portion of the property tax obligations on the leased property. Most store leases also provide for minimum annual rentals, with provisions for additional rent based on a percentage of sales and for payment of certain expenses.

The aggregate future minimum rental payments under leases in effect at February 2, 2008 (including renewals and substitute leases entered into after year end) are as follows:

Fiscal year	Capital Leases	Operating Leases	Total
	(Dollars in thousands)
2008	$2,827	52,291	55,118
2009	2,452	46,967	49,419
2010	1,590	39,753	41,343
2011	1,003	32,561	33,564
2012	352	25,681	26,033
Thereafter	—	79,305	79,305

Minimum lease commitments	8,224	$276,558	$284,782

Less amount representing interest	(827)

Present value of capital lease obligations	7,397
Less current portion	(2,453)

Long-term portion	$4,944

RESTORATION HARDWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Fiscal Year
	2007	2006	2005
	(Dollars in thousands)
Operating leases:
Minimum rental expense	$50,430	$46,095	$42,262
Contingent rental expense	611	715	783

Total	$51,041	$46,810	$43,045

NOTE 4. LINE OF CREDIT

On April 27, 2007, the Company entered into an agreement (the “Amendment”) to further amend its existing revolving credit facility. The Amendment provides for an extension of the maturity date of the revolving credit facility to June 30, 2012 and an increase in the amount of the revolving credit facility to $190 million. The Amendment further provides that the Company may increase the amount of the revolving credit facility by up to an additional $75 million, but such is subject to a number of terms and conditions, including agreement of lenders to participate in the increased loan commitments under the facility and the availability of sufficient borrowing base collateral to support increased loan amounts. The Amendment also includes a number of other improvements to the existing facility, including (i) an increase in the loan-to-value limits under the facility, (ii) a decrease of the interest rate on certain loans and obligations under the facility, (iii) a lower minimum fixed charge coverage ratio for certain loans under the facility, and (iv) a change in the circumstances in which the fixed charge coverage ratio applies under the facility. Other terms and conditions of the existing revolving credit facility remain materially unchanged.

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

As of February 2, 2008, $78.4 million was outstanding under the facility, net of unamortized debt issuance costs of $0.8 million, and there was $13.5 million in outstanding letters of credit. Borrowings made under the revolving credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin. As of February 2, 2008, the bank’s reference rate was 6.0% and the LIBOR plus margin rate was 4.56%. Borrowings that are incremental advances under the revolving credit facility are subject to interest at the bank’s reference rate plus a margin or LIBOR plus a higher margin. The availability of credit at any given time under the revolving credit facility is limited by reference to a borrowing base formula (which includes an adjustment to the advance rate against eligible inventory and eligible accounts receivables for incremental advances as described above) based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and reserves established by the agent of the revolving credit facility. As a result of the borrowing base formula, the

RESTORATION HARDWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

actual borrowing availability under the facility could be less than the stated amount of the facility reduced by the actual borrowings and outstanding letters of credit. As of February 2, 2008, the Company’s borrowing availability under the facility was $66.3 million.

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

As of February 3, 2007, $68.4 million was outstanding under the line of credit, net of unamortized debt issuance costs of $0.8 million, and there was $10.6 million in outstanding letters of credit.

NOTE 5. CONVERTIBLE PROMISSORY NOTES

On January 24, 2008, the Company entered into a First Amendment to the Agreement and Plan of Merger, dated as of November 8, 2007 with affiliates of Catterton Partners (see Note 14—“Merger Agreement” for additional information). In connection with the Amendment, the Company received $25.0 million from funds of Catterton Partners in exchange for the issuance of subordinated unsecured promissory notes in the principal amount of $25.0 million. Concurrently with the issuance of the unsecured promissory notes, the Company entered into (i) a letter agreement with Catterton Management Company, LLC with respect to the payment of an arrangement fee of $0.6 million for the extension of credit and (ii) letter agreements providing that the Notes shall be exchanged for an equity interest in Parent upon the closing of the merger contemplated in the Merger Agreement.

The promissory notes have an interest rate of 8% per annum through December 31, 2008 and 15% per annum beginning January 1, 2009 through maturity. The maturity date of the arrangement fee is July 2008 and the maturity date of the notes is December 2012. The notes may be exchanged for common equity securities upon a change of control resulting in an acquisition of the Company by affiliates of Catterton Partners. If there is a change of control with any party other than the affiliates of Catterton Partners, the notes are due and payable immediately at 100% of the principal amount plus all interest accrued.

NOTE 6. INCOME TAXES

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

RESTORATION HARDWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the expense (benefits) for income taxes:

	Fiscal Year
	2007	2006	2005
	(Dollars in thousands)
Current:
Federal	$(9)	$(251)	$32
State	89	168	40
Foreign	135	631	383

Total current tax expense	215	548	455

Deferred:
Federal	—	—	19,942
State	—	—	5,487
Foreign	(88)	(405)	317

Total deferred tax expense (benefit)	(88)	(405)	25,746

Total income tax expense	$127	$143	$26,201

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	February 2, 2008	February 3, 2007
	(Dollars in thousands)
Current deferred tax assets (liabilities):
Accrued expense	$3,881	$3,818
State tax benefit	(594)	(473)
Inventory	7,512	5,217
Deferred revenue	5,614	3,948
Prepaid expense and other	(4,138)	(5,427)
Deferred lease credits	(3,101)	(3,113)
Net operating loss carryforwards	—	2,733

Current deferred tax assets	9,174	6,703
Valuation allowance	(9,037)	(6,567)

Net current deferred tax asset	137	136
Long-term deferred tax assets (liabilities):
State tax benefit	(2,281)	(1,417)
Stock-based compensation	1,680	950
Deferred lease credits	(2,812)	(2,803)
Property and equipment	27,175	22,176
Net operating loss carryforwards	7,759	230
US impact of Canadian transfer pricing	1,915	—
Other	1,080	716

Long-term deferred tax assets	34,516	19,852
Valuation Allowance	(33,902)	(19,434)

Net long-term deferred tax assets	614	418

Net deferred tax assets/(liabilities)	$751	$554

RESTORATION HARDWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Fiscal Year
	2007	2006	2005
Provision at statutory tax rate	(34.0)%	34.0%	(34.0)%
State income taxes, net of federal tax impact	(3.0)	7.1	(2.8)
Foreign income	1.2	1.0	(1.2)
Net adjustments to tax accruals and other	5.1	—	1.2
Valuation allowance	29.4	(39.3)	880.3
Tax reserve	1.1	(14.8)	—
Stock-based compensation	0.5	16.2	—

Total	0.3%	4.2%	843.5%

The deferred tax assets and liabilities presented above are classified in the accompanying consolidated balance sheets as follows (dollars in thousands):

Current deferred tax assets, net (included in prepaid expense and other current assets)	$137	$—
Noncurrent deferred tax assets, net	2,311	1,911
Current deferred tax liabilities, net	(1,697)	(1,357)

Net deferred tax assets	$751	$554

As of February 2, 2008, the Company had federal and state net operating loss carryovers of approximately $22 million and $25 million, respectively. Of these amounts, $4 million and $1.9 million represent federal and state tax deductions, respectively, from stock option compensation. The tax benefit from these deductions will be recorded as an adjustment to additional paid-in-capital in the year in which the benefit is realized. The portion of the Company’s net operating loss carryovers for state tax purposes that will expire in 2008 is $290 thousand. The remaining federal and state net operating loss carryovers will continue to expire between 2009 and 2027. Internal Revenue Code Section 382 and similar state rules place a limitation on the amount of taxable income which can be offset by net operating loss carryforwards after a change in ownership (generally greater than 50% change in ownership). Due to these provisions, utilization of the net operating loss carryforwards may be limited.

SFAS 109 requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally takes into account all expected future events then known to it, other than changes in the tax law or rates, which are not permitted to be considered. Accordingly, if needed the Company may record a valuation allowance to reduce net deferred tax assets to the amount that is more likely than not to be realized. The amount of valuation allowance would be based upon management’s best estimate of the recoverability of the net deferred tax assets. While future taxable income and ongoing prudent and feasible tax planning are considered in determining the amount of the valuation allowance, the necessity for an allowance is subject to adjustment in the future. Specifically, in the event the Company were to determine that it would not be able to realize the net deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the net deferred tax assets would decrease income in the period such determination was made. This allowance does not alter the Company’s ability to utilize the underlying tax net operating loss and credit carryforwards in the future, the utilization of which is limited to achieving future taxable income. Accordingly, the Company recorded a full valuation allowance against the net deferred tax assets during fiscal 2005. In fiscal 2006, the

RESTORATION HARDWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company reversed the $0.4 million valuation allowance associated with its wholly-owned Canadian subsidiary. The Company believes that the deferred tax assets of $751 thousand at February 2, 2008 and $554 thousand at February 3, 2007 for Canada are realizable on a more likely than not basis.

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

Effective February 4, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation, the Company established a $2.2 million reserve for unrecognized tax benefits, inclusive of $0.3 million of related interest. This reserve is classified as a long-term liability and included in other long-term obligations on the Company’s consolidated balance sheet at February 2, 2008. Upon adoption of FIN 48, the Company also recognized a reduction in retained earnings of $0.9 million and certain other deferred income tax assets and liabilities were recorded or reclassified.

Adjustments required upon adoption of FIN 48 to the United States related deferred tax asset accounts were offset by the United States related valuation allowance. Future changes to the Company’s assessment of the realizability of those deferred tax assets will impact the effective tax rate. The Company accounts for interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of February 2, 2008, the Company had $0.5 million of interest accrued associated with unrecognized tax benefits.

The Company could be subject to United States federal and state tax examinations for years 2000 and forward by virtue of net operating loss carryforwards from those years. The Company may also be subject to audits in Canada for years 2001 and forward. There are no United States or Canadian tax examinations currently in progress.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits—February 4, 2007	$2,160
Gross increases—tax positions in prior periods	74
Gross decreases—tax positions in prior periods	—
Gross increases—current-period tax positions	576
Lapse of statute of limitations	—

Unrecognized Tax Benefits—February 2, 2008	$2,810

As of February 2, 2008 and February 4, 2007 the total amount of unrecognized tax benefits was $2.8 million and $2.2 million, respectively, of which $2.5 million and $1.9 million would affect the effective tax rate, if recognized. These amounts are primarily associated with foreign tax exposures. The Company also accrued potential interest of $0.2 million related to these unrecognized tax benefits during 2007, and in total, as of February 2, 2008, the Company has recorded a liability for potential interest of $0.5 million. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

RESTORATION HARDWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7. COMMON STOCK

The Company is authorized to issue up to 60,000,000 shares of common stock, par value of $.0001 per share, and 5,000,000 shares of preferred stock, par value of $.0001 per share.

At February 2, 2008, the Company has reserved the following shares of common stock for issuance in connection with:

	Issuable upon conversion or exercise of outstanding securities	Available for future sales and grants	Total shares of common stock reserved
Stock options	6,422,119	4,543,853	10,965,972

NOTE 8. STOCK OPTION PLANS

Stock-Based Compensation Plans

At the Company’s annual meeting of stockholders held on July 12, 2007, the stockholders approved the Company’s 2007 stock incentive plan (the “2007 Plan”). The 2007 Plan, which became effective immediately upon stockholder approval of the 2007 Plan, replaces the Company’s 1998 Stock Incentive Plan (the “1998 Plan”) and no further awards will be granted under the 1998 Plan. The purpose of the 2007 Plan is to retain key employees, consultants and directors of the Company having experience and ability, to attract new employees, consultants and directors whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company. All of the Company’s directors, executive officers and employees are eligible to participate in the 2007 Plan. Awards under the 2007 Plan may be granted in the form of an option (incentive stock option or non-qualified stock option), stock appreciation right, restricted stock or restricted stock unit. The maximum aggregate number of shares which may be issued pursuant to all awards under the 2007 Plan is 2.4 million shares, plus approximately 1.9 million shares that remained available for grants of awards under the 1998 Plan as of the date the 2007 Plan was approved, plus any shares that would otherwise return to the 1998 Plan as a result of forfeiture, termination or expiration of awards previously granted under the 1998 Plan. Annual award grants are limited to one million shares on a per person basis. All grants of awards under the 2007 Plan have a maximum term of ten years, except incentive stock options issued to a stockholder owning more than 10% of the voting power of all classes of the Company’s stock, which have a maximum term of five years. The exercise price of an award shall not be less than 100% of the fair market value on the date of grant or not less than 110% of the fair market value on the date of grant for an incentive stock option granted to a 10% stockholder. Awards granted under the 2007 Plan shall be administered by the Company’s board of directors or by one or more committees designated by the board of directors. As of November 3, 2007, there were approximately 4.5 million shares available for future grant.

RESTORATION HARDWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of all stock option activity is set forth below:

	Number Of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (Dollars in thousands)	Weighted Average Remaining Contractual Term
Options outstanding at January 29, 2005	6,389,110	$5.97
Granted with exercise price at fair value (weighted average fair value of $2.98)	1,675,443	6.42
Exercised	(418,262)	3.88
Canceled	(950,133)	7.81

Options outstanding at January 28, 2006	6,696,158	5.95
Granted with exercise price at fair value (weighted average fair value of $4.12)	2,008,916	6.84
Exercised	(977,659)	4.97
Canceled	(1,267,012)	6.34

Options outstanding at February 3, 2007	6,460,403	6.30	$8,408	7.08
Granted with exercise price at fair value (weighted average fair value of $3.09)	791,700	5.74
Exercised	(228,308)	3.50
Canceled	(995,476)	6.61

Options outstanding at February 2, 2008	6,028,319	$6.27	1,053	6.61

Options vested and expected to vest at February 2, 2008	4,556,399	$6.24	1,015	6.09

Options exercisable at February 2, 2008	3,365,751	$6.22	982	5.47

The total intrinsic value of options exercised was $0.6 million in fiscal 2007, $2.5 million in fiscal 2006 and $1.3 million in fiscal 2005. As of February 2, 2008, there was $2.1 million of unrecognized compensation cost related to stock options granted under the company’s stock option plans. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining vesting period of 1.26 years.

Additional information regarding options outstanding as of February 2, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding As of 02/02/08	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of 02/02/08	Weighted Average Exercise Price
$0.32 – $4.50	1,244,373	5.51	$3.65	985,748	$3.50
$4.57 – $6.00	1,255,424	6.24	$5.40	782,063	$5.45
$6.01 – $6.57	1,220,502	7.77	$6.26	374,730	$6.18
$6.60 – $7.25	1,208,608	7.88	$6.82	408,173	$6.83
$7.31 – $22.00	1,099,412	5.57	$9.66	815,037	$9.97

$0.32 – $22.00	6,028,319	6.61	$6.27	3,365,751	$6.22

RESTORATION HARDWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9. EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan for its employees who meet certain service and age requirements. Participants may contribute up to 50% of their salaries to a maximum of $15,500 for calendar years 2008 and 2007. The Company matches 50% of the employees’ contribution up to a maximum of 3% of their base salary. The Company contributed approximately $525,000, $510,000, and $429,000 in fiscal 2007, 2006 and 2005, respectively.

NOTE 10. RELATED PARTY TRANSACTIONS

The Company leases one of its properties from the previous owner and current employee of Michaels. Annual payments made in fiscal 2007, 2006 and 2005 were $456,000 per year.

Each of Gary Friedman, the Company’s Chairman, President and Chief Executive Officer, Glenn Krevlin, a member of the Board of Directors, and certain funds of Glenhill Advisors, LLC entered into separate stockholder voting agreements with the Company in connection with the Amended Merger Agreement. Mr. Krevlin has sole voting power and investment power with respect to shares beneficially owned by such funds of Glenhill Advisors, LLC. Such stockholder voting agreements provide, among other things, that Mr. Friedman, Mr. Krevlin and such funds have agreed to vote for and support the Merger. In addition, immediately prior to the completion of the Merger, it is expected that Mr. Friedman and Mr. Krevlin (through such funds of Glenhill Advisors, LLC) will contribute approximately 1,000,000 and 3,632,533 shares, respective, of the Company’s common stock to Parent in exchange for equity interests in Parent pursuant to rollover agreements between the Company, Parent and each of Mr. Friedman and such funds of Glenhill Advisors, LLC.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Two stockholder complaints have been filed as purported class actions on behalf of the public stockholders of the Company. The first was filed on November 28, 2007 by Richard Hattan against the Company, each of the Company’s directors, Catterton Partners, Glenhill Capital LP, Vardon Capital Management LLC, Palo Alto Investors LLC and Reservoir Capital Management LLC in Superior Court of the State of California, County of Marin, Case No. CV 075563. Plaintiff amended his complaint on March 7, 2008. The plaintiff alleges that he is an owner of the Company’s common stock. The amended complaint alleges, among other things, that the Company’s directors breached their fiduciary duties in connection with the proposed Merger by pursuing a process for the sale of the Company that was not reasonably likely to maximize stockholder value. In particular, the amended complaint alleges that the directors did not deal appropriately with Sears. The amended complaint also alleges that the Company’s disclosures with respect to the transaction were inadequate or incomplete, rendering the disclosures materially misleading. The amended complaint alleges that the remaining defendants aided and abetted the alleged breaches of fiduciary duties. The complaint seeks, among other things, to enjoin the Company, its directors and the other defendants from proceeding with or consummating the Merger and an injunction changing or supplementing the disclosures made by the Company. The absence of an injunction prohibiting the consummation of the Merger is a condition to the closing of the Merger. Discovery has been proceeding in the case.

The second stockholder complaint was filed on March 26, 2008 by Randall Reimer against the Company, each of the Company’s directors, Parent, Merger Sub, and Catterton Partners in the Court of Chancery of the State of Delaware. The plaintiff alleges that he is an owner of the Company’s common stock. The complaint alleges essentially the same claims as the amended complaint in Hattan v. Restoration Hardware, including the alleged failure to pursue a process reasonably likely to maximize shareholder value and allegedly misleading omissions in the Company’s disclosures regarding the Merger. Similar to the Hattan complaint, the Reimer complaint alleges that the directors have therefore breached their fiduciary duties and that the remaining defendants have aided and abetted the alleged breaches. The complaint seeks essentially the same remedies as the

RESTORATION HARDWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

suit in California, including an injunction to prevent the Merger or rescission of the Merger, if it is consummated. The absence of an injunction prohibiting the consummation of the Merger is a condition to the closing of the Merger. Both complaints are publicly available.

Based on the facts known to date, the Company believes that the claims asserted by the plaintiffs in both actions are without merit and intends to defend this suit vigorously.

The Company is a party from time to time to various legal claims, actions and complaints. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management of the Company currently believes that disposition of any such matters will not have a material adverse effect on the Company’s consolidated financial statements.

NOTE 12. SEGMENT REPORTING

Beginning in the second quarter of fiscal 2007, the Company consolidated all small package, Direct-to-customer shipments into one distribution center. Previously, these shipments were fulfilled through three facilities: one Direct-to-customer distribution center and two retail replenishment distribution centers. As part of the consolidation of small package Direct-to-customer fulfillment into the Direct-to-customer distribution center, revenues that had been recorded in the Stores segment are now being recorded in the Direct-to-customer segment beginning in the second quarter of 2007. The shift in revenue reporting represented approximately 9 percentage points of the 21% decrease in Stores segment revenues and 17 percentage points of the 44% increase in Direct-to-customer segment revenues for fiscal year 2007 as compared to fiscal year 2006.

Also, beginning in the second quarter of fiscal 2007, the Company revised its segment reporting structure to better represent how management evaluates each segment’s performance. In summary, the key elements of the segment reporting changes are as follows:

The Company classifies its business into two reportable segments:

•	Stores—the Stores segment includes retail stores, outlet stores and warehouse sale events.

•	Direct-to-Customer—the Direct-to-customer segment includes the catalog and Internet business (including Brocade Home) and store orders fulfilled by the Direct-to-customer distribution center.

The unallocated category includes all distribution centers, call center and headquarters costs. Distribution center, call center and headquarters costs are considered support costs and are not included as part of segment profitability.

The Company also has a wholly-owned furniture manufacturing company, Michaels, located in Sacramento, California. Michaels’ revenue is recorded as either Stores revenue or Direct-to-customer revenue based on the channel in which the sale was initiated.

No adjustment to prior period segment revenues were required as revenues for all periods are based on the origin of distribution center fulfillment. Management decisions on resource allocation and performance assessment are made based on these two identifiable reportable segments. The Company evaluates performance and allocates resources based on results from operations, which excludes certain unallocated costs. Certain segment information, including segment assets, asset expenditures and related depreciation expense, is not presented as all of the Company’s assets support the Company’s multi-channel retailing platform strategy.

RESTORATION HARDWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information for the Company’s business segments is as follows:

	Fiscal Year
	2007	2006	2005
	(Dollars in thousands)
Net revenue:
Stores	$372,047	$469,185	$421,666
Direct-to-customer	350,196	243,625	159,991

Consolidated net revenue	$722,243	$712,810	$581,657

Income (loss) from operations:
Stores	33,831	77,341	58,840
Direct-to-customer	70,352	47,078	30,314
Unallocated	(147,329)	(113,791)	(88,210)

Consolidated income (loss) from operations	$(43,146)	$10,628	$944

NOTE 13. RESTATEMENT OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The unaudited quarterly financial information of the Company for the first three quarters of fiscal 2007 have been restated in order to correctly report the amount of indirect costs capitalized into inventory for such quarters previously reported. In particular, an estimate related to the calculation of indirect costs capitalized into inventory was not identified and corrected in a timely manner as a result of a material weakness in the Company’s internal controls over financial reporting. The accounts affected were capitalized indirect costs which are included in merchandise inventories and cost of revenue and occupancy. The Company determined that the incorrectly reported amounts identified were not material individually in any particular quarter, but the Company concluded that such amounts in the aggregate required adjustment to the Company’s previously reported unaudited interim consolidated financial statements for fiscal 2007. The Company has restated its unaudited quarterly financial information for these three quarters in order to accurately reflect the amount of these costs.

The effect of the restatement on the Company’s financial statements for the first three quarters of fiscal 2007 is presented in the following tables, along with unaudited interim quarterly information for fiscal 2006 and the fourth quarter of fiscal 2007.

Fiscal year ended February 2, 2008	First Quarter		Second Quarter
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands, except per share amounts)
Net revenue	$142,112	$142,112	$183,820	$183,820
Cost of revenue and occupancy	97,638	96,871	122,802	124,667

Gross profit	44,474	45,241	61,018	59,153
Selling, general and administrative expense	56,397	56,397	66,509	66,509

Loss from operations	(11,923)	(11,156)	(5,491)	(7,356)
Interest expense, net	(1,999)	(1,999)	(2,236)	(2,236)

Loss before income taxes	(13,922)	(13,155)	(7,727)	(9,592)
Income tax benefit (expense)	164	164	(196)	(196)

Net loss	$(13,758)	$(12,991)	$(7,923)	$(9,788)

Net loss per share:
Basic(1)	$(0.35)	$(0.34)	$(0.20)	$(0.25)
Diluted(2)	$(0.35)	$(0.34)	$(0.20)	$(0.25)

RESTORATION HARDWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal year ended February 2, 2008	Third Quarter
	As Previously Reported	As Restated	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Net revenue	$173,681	$173,681	$222,630
Cost of revenue and occupancy	115,615	117,826	151,571

Gross profit	58,066	55,855	71,059
Selling, general and administrative expense	70,950	70,950	80,598

Loss from operations	(12,884)	(15,095)	(9,539)
Interest expense, net	(2,409)	(2,409)	(2,019)

Loss before income taxes	(15,293)	(17,504)	(11,558)

Income tax benefit (expense)	105	105	(200)

Net loss	$(15,188)	$(17,399)	$(11,758)

Net loss per share:
Basic(1)	$(0.39)	$(0.45)	$(0.30)
Diluted(2)	$(0.39)	$(0.45)	$(0.30)

Fiscal year ended February 3, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Net revenue	$133,380	$179,343	$157,073	$243,014
Cost of revenue and occupancy	88,495	120,098	103,232	151,280

Gross profit	44,885	59,245	53,841	91,734
Selling, general and administrative expense	48,353	57,138	57,545	76,041

(Loss) income from operations	(3,468)	2,107	(3,704)	15,693
Interest expense, net	(1,424)	(1,739)	(2,119)	(1,951)

(Loss) income before income taxes	(4,892)	368	(5,823)	13,742
Income tax (expense) benefit	(21)	(132)	115	(105)

Net (loss) income	$(4,913)	$236	$(5,708)	$13,637

Net (loss) income per share:
Basic(1)	$(0.13)	$0.01	$(0.15)	$0.35
Diluted(2)	$(0.13)	$0.01	$(0.15)	$0.34

(1)	Basic net income (loss) per share is calculated for interim periods including the effect of stock options exercised in prior interim periods. Basic net income (loss) per share for the fiscal year is calculated using weighted shares outstanding based on the date stock options were exercised. Therefore, basic net income (loss) per share for the cumulative four quarters may not equal the fiscal year basic net income (loss) per share amount.
(2)	Diluted net (loss) income per share for the fiscal year and for interim periods with net income is computed based on the weighted average common shares outstanding, which include potentially dilutive common stock equivalents. Interim periods with net losses were computed based solely on weighted average common shares outstanding. Therefore, the net income (loss) per share for the cumulative four quarters do not equal the net income (loss) per share for the full fiscal year.

RESTORATION HARDWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14. MERGER AGREEMENT

The Company entered into an Agreement and Plan of Merger, dated November 8, 2007, with Home Holdings, LLC, a Delaware limited liability company (“Parent”), and Home Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), as amended by the First Amendment thereto dated January 24, 2008 (collectively, the “Amended Merger Agreement”). Parent and Merger Sub are affiliates of Catterton Partners. Pursuant to the terms of the Amended Merger Agreement, Merger Sub will merge with and into the Company, with the Company as the surviving corporation of the merger (the “Merger”). The purchase price is $4.50 per share in cash. In connection with the Amended Merger Agreement, Catterton Partners provided a $25 million subordinated convertible promissory note to the Company for working capital purposes. The independent committee of the Board of Directors engaged in a solicitation process under the terms of the Amended Merger Agreement pursuant to which it solicited proposals for a competing transaction from third parties. The “go shop” process under the Amended Merger Agreement expired on February 28, 2008, and the independent committee unanimously determined that no party qualified as an “excluded party” under the terms of the Amended Merger Agreement. The Company continues to work with Catterton Partners to complete the proposed Merger in a timely manner, subject to satisfaction of the conditions set forth in the Amended Merger Agreement.

The Company expensed approximately $5.1 million in costs during fiscal year 2007 in connection with the transaction.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Restoration Hardware, Inc.

Corte Madera, California

We have audited the accompanying consolidated balance sheets of Restoration Hardware, Inc. and subsidiaries (the “Company”) as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended February 2, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 6 and 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes on February 4, 2007, and Statement of Financial Accounting Standards No. 123(R), Share-Based Payment on January 29, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 17, 2008 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/    DELOITTE & TOUCHE LLP

San Francisco, California

April 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Restoration Hardware, Inc.

Corte Madera, California

We have audited Restoration Hardware, Inc. and subsidiaries (the “Company’s”) internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control over financial reporting based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

The Company did not maintain adequate monitoring and oversight controls over the preparation of the significant estimate related to the Company’s indirect costs capitalized and recorded as part of the Company’s merchandise inventories.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended February 2, 2008, of the Company and this report does not affect our report on such consolidated financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company did not maintain effective internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended February 2, 2008, of the Company and our report dated April 17, 2008 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes on February 4, 2007.

/s/    DELOITTE & TOUCHE LLP

San Francisco, California

April 17, 2008

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report, in accordance with Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act), as amended as of the end of our fiscal year, February 2, 2008. Based on that evaluation and the material weakness described below, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of February 2, 2008.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is the process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

As of February 2, 2008, management concluded that we did not maintain effective internal control over financial reporting primarily because we identified a material weakness in the operation of controls for monitoring and oversight over the preparation of a significant accounting estimate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of the material weakness, an estimate related to the calculation of indirect costs capitalized into inventory was not identified and corrected in a timely manner. Specifically, we did not have strong monitoring and review procedures over the review of the assumptions and calculations related to indirect costs capitalized and recorded as part of the inventory balance on a quarterly basis to determine whether the methodology should be updated to reflect current business activity. The accounts affected were capitalized indirect costs which are included in merchandise inventories and cost of revenue and occupancy. As a result of this material weakness, we incorrectly reported the amount of indirect costs capitalized into inventory for the first three quarters of fiscal year 2007.

The Company’s internal control over financial reporting as of February 2, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 “Consolidated Financial Statement and Supplementary Data.”

Changes in Internal Control over Financial Reporting

We believe that the incorrectly reported amounts identified were not material individually in any particular quarter, but we concluded that such amounts in the aggregate required adjustment to the Company’s prior quarterly financial statements for fiscal year 2007. Accordingly, we have restated in this Form 10-K our financial results for these three quarters in order to accurately reflect the amount of these costs.

During the first quarter of fiscal 2008, we implemented changes to enhance our controls relating to the calculations of indirect costs capitalized into inventory to reduce the likelihood that a misstatement of our financial statements that is more than inconsequential could occur. Specifically, we enhanced controls and procedures to review the estimate of capitalization of indirect costs into inventory, we enhanced controls over the review of complex accounts to ensure that assumptions remain compliant with existing guidance and current business process and that calculations and related underlying data are based on approved assumptions, and we enhanced additional controls over the review of our significant accounting procedures.

Notwithstanding the material weakness discussed above, management believes that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for all of the periods presented in accordance with accounting principles generally accepted in the United States of America. Management performed significant additional substantive reviews of those areas described above where it identified a material weakness to gain assurance that the consolidated financial statements as included herein are fairly stated in all material respects.

Except as described above, there has been no change in our internal control over financial reporting that occurred during the quarter ended February 2, 2008 that has materially affected or is reasonable likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the Company’s fiscal year ended February 2, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the Company’s fiscal year ended February 2, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the Company’s fiscal year ended February 2, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the Company’s fiscal year ended February 2, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders (or amendment to this Annual Report on Form 10-K) to be filed with the Commission within 120 days of the end of the Company’s fiscal year ended February 2, 2008.

PART IV

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)	The following consolidated financial statements are filed as a part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements: The following Consolidated Financial Statements, together with notes thereto and the reports thereon of Deloitte & Touche LLP are set forth in Item 8 of Part II of this Annual Report on Form 10-K:

(i)	Consolidated Balance Sheets at February 2, 2008 and February 3, 2007;

(ii)	Consolidated Statements of Operations for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006;

(iii)	Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006; and

(iv)	Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006.

2.	Consolidated Financial Statement Schedule:

Not applicable

3.	Exhibits:

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

RESTORATION HARDWARE, INC.

	By:	/s/ GARY G. FRIEDMAN
Date: April 17, 2008		Gary G. Friedman
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY G. FRIEDMAN Gary G. Friedman	Chairman, President and Chief Executive Officer (Principal Executive Officer)	April 17, 2008

/s/ CHRIS NEWMAN Chris Newman	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 17, 2008

/s/ VIVIAN C. MACDONALD Vivian C. Macdonald	Vice President, Corporate Controller (Principal Accounting Officer)	April 17, 2008

/s/ ROBERT E. CAMP Robert E. Camp	Director	April 17, 2008

/s/ ROBERT C. HAMER III Robert C. Hamer III	Director	April 17, 2008

/s/ RAYMOND C. HEMMIG Raymond C. Hemmig	Director	April 17, 2008

/s/ GLENN J. KREVLIN Glenn J. Krevlin	Director	April 17, 2008

/s/ M. ANN RHOADES M. Ann Rhoades	Director	April 17, 2008

/s/ T. MICHAEL YOUNG T. Michael Young	Director	April 17, 2008

EXHIBIT INDEX

Exhibit Number	Document Description
2.1	Agreement and Plan of Merger (incorporated by reference to exhibit number 2.1 of the Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 8, 2007)

2.2	Amendment No. 1 to the Agreement and Plan of Merger (incorporated by reference to exhibit number 2.1 of the Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on January 24, 2008)

3.1	Second Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to exhibit number 3.1 of the Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on October 24, 2001)

3.2	Amended and Restated Bylaws, as amended to date (incorporated by reference to exhibit number 3.1 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on January 7, 2008)

3.3	Reference is made to Exhibit 4.5

4.1	Reference is made to Exhibit 3.1

4.2	Reference is made to Exhibit 3.2

4.3	Specimen Common Stock Certificate (incorporated by reference to exhibit number 4.3 of the Registration Statement on Form S-1/A (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 2, 1998)

4.4	Certificate of Designation of Series A and Series B Preferred Stock (incorporated by reference to exhibit number 4.6 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

4.5	Consent and Waiver Regarding Additional Financing (incorporated by reference to exhibit number 10.2 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on May 23, 2001)

4.6	Amended and Restated Letter Agreement, dated as of March 21, 2001, by and among certain holders of Series A preferred stock (incorporated by reference to exhibit number 4.9 of the Registration Statement on Form S-3/A (File No. 333-70624) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on January 4, 2002)

4.7	Amendment to Letter Agreement, effective as of November 1, 2001, by and among certain holders of Series A preferred stock (incorporated by reference to exhibit number 4.10 of the Registration Statement on Form S-3/A (File No. 333-70624) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 3, 2002)

10.1*	Form of 1995 Stock Option Plan (incorporated by reference to exhibit number 10.1 of the Registration Statement on Form S-1 (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 24, 1998)

10.2*	Form of 1998 Employee Stock Purchase Plan (incorporated by reference to exhibit number 10.3 of the Registration Statement on Form S-1 (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 24, 1998)

10.3	Form of Indemnification Agreement with Officers and Directors (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended April 30, 2006 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 9, 2006)

Exhibit Number	Document Description
10.4	Office Lease, dated February 21, 1997, between Restoration Hardware, Inc. and Paradise Point Partners (incorporated by reference to exhibit number 10.10 of the Registration Statement on Form S-1 (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 24, 1998)

10.5	Standard Industrial/Commercial Multi-Tenant Lease-Gross, dated May 12, 1997, between Restoration Hardware, Inc. and Mortimer B. Zuckerman (incorporated by reference to exhibit number 10.11 of the Registration Statement on Form S-1 (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 24, 1998)

10.6	Amended and Restated Investor Rights Agreement, dated as of March 21, 2001, between Restoration Hardware, Inc. and the Series A and B Preferred Stock Investors (incorporated by reference to exhibit number 10.18 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.7	Amended and Restated Series A and B Preferred Stock Purchase Agreement, dated as of March 21, 2001, between Restoration Hardware, Inc. and the Series A and B Preferred Stock Investors (incorporated by reference to exhibit number 10.19 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.8*	Offer of Employment Letter for Mr. Gary G. Friedman dated as of March 15, 2001 (incorporated by reference to exhibit number 10.30 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.9*	Stock Purchase Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 18, 2001 (incorporated by reference to exhibit number 10.33 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.10*	Early Exercise Stock Purchase Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 18, 2001 (incorporated by reference to exhibit number 10.34 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.11*	Notice of Grant of Stock Option for Gary G. Friedman (incorporated by reference to exhibit number 10.36 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.12*	Stock Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 18, 2001 (incorporated by reference to exhibit number 10.37 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.13*	Form of Non-Plan Notice of Grant of Stock Option and Stock Option Agreement (incorporated by reference to exhibit number 10.42 of Form 10-Q for the quarterly period ended November 3, 2001 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 18, 2001)

10.14	Letter Agreement between Restoration Hardware, Inc. and certain investors named therein, dated as of August 2, 2002 (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended August 3, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 17, 2002)

10.15*	Notice of Grant of Stock Option and Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated March 18, 2001 (incorporated by reference to exhibit number 10.3 of Form 10-Q for the quarterly period ended August 3, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 17, 2002)

Exhibit Number	Document Description
10.16*	1998 Stock Incentive Plan Amended and Restated on October 9, 2002 (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended November 2, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 23, 2002)

10.17*	Form of Notice of Grant of Stock Option and Stock Option Agreement for the Discretionary Option Grant Program under the Restoration Hardware, Inc. 1998 Stock Incentive Plan as Amended and Restated October 9, 2002 (incorporated by reference to exhibit number 10.1 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 9, 2004)

10.18*	Form of Notice of Grant of Stock Option, Stock Option Agreement and Early Exercise Stock Purchase Agreement for the Automatic Option Grant Program under the Restoration Hardware, Inc. 1998 Stock Incentive Plan as Amended and Restated October 9, 2002 (incorporated by reference to exhibit number 10.2 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 9, 2004)

10.19*	Form of Notice of Grant of Stock Option and Stock Option Agreement for the Director Fee Option Grant Program under the Restoration Hardware, Inc. 1998 Stock Incentive Plan as Amended and Restated October 9, 2002 (incorporated by reference to exhibit number 10.3 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 9, 2004)

10.20*	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and John W. Tate, dated August 24, 2004 (incorporated by reference to exhibit number 10.4 of Form 10-Q for the quarterly period ended October 30, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 3, 2004)

10.21*	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and John W. Tate, dated August 24, 2004 (incorporated by reference to exhibit number 10.5 of Form 10-Q for the quarterly period ended October 30, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 3, 2004)

10.22	Lease Agreement between Restoration Hardware, Inc. and ProLogis, dated March 9, 2004 (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.23*	Compensation and Severance Agreement between Restoration Hardware, Inc. and Gary G. Friedman, amended and restated February 5, 2004 (incorporated by reference to exhibit number 10.2 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.24*	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated February 5, 2004 (incorporated by reference to exhibit number 10.3 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.25*	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated February 5, 2004 (incorporated by reference to exhibit number 10.4 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.26*	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated February 5, 2004 (incorporated by reference to exhibit number 10.5 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.27*	Restoration Hardware, Inc. 2004 Senior Executive Bonus Plan (incorporated by reference to exhibit number 10.7 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

Exhibit Number	Document Description
10.28	Letter Agreement, dated as of August 17, 2004, by and among Restoration Hardware, Inc. and the investors named therein (incorporated by reference to exhibit number 10.5 of Form 10-Q for the quarterly period ended July 31, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on August 30, 2004)

10.29*	Employment Offer Letter, dated May 13, 2004, from Restoration Hardware, Inc. to Murray Jukes (incorporated by reference to exhibit number 10.4 of Form 10-Q for the quarterly period ended July 31, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on August 30, 2004)

10.30*	Employment Offer Letter, dated August 13, 2004, from Restoration Hardware, Inc. to John W. Tate (incorporated by reference to exhibit number 99.2 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on August 19, 2004)

10.31*	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and John W. Tate, dated August 24, 2004 (incorporated by reference to exhibit number 10.4 of Form 10-Q for the quarterly period ended October 30, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 3, 2004)

10.32	Amendment No. 6 to the Seventh Amended and Restated Loan and Security Agreement dated as of July 29, 2006, among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Retail Group, LLC, The CIT Group/Business Credit, Inc. and Wells Fargo Retail Finance, LLC (incorporated by reference to exhibit number 10.1 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on August 4, 2006)

10.33	Letter Agreement dated as of July 30, 2006, between Restoration Hardware, Inc and Holders of Series A Preferred Stock Regarding Conversion of Series A Preferred Stock and Waiver of Certain Rights (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended July 30, 2006 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 6, 2006)

10.34*	Employment Offer Letter, dated February 28, 2006, from Restoration Hardware, Inc. to Chris Newman (incorporated by reference to exhibit number 10.44 of Form 10-K for the year ended January 28, 2006 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 12, 2006)

10.35*	Employment Offer Letter, dated May 9, 2006, from Restoration Hardware, Inc. to Ken Dunaj (incorporated by reference to exhibit number 10.45 of Form 10-Q for the quarterly period ended July 29, 2006 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 7, 2006)

10.36 *	Employment Offer Letter, dated June 2, 2006, from Restoration Hardware, Inc. to Vivian Macdonald (incorporated by reference to exhibit number 10.46 of Form 10-Q for the quarterly period ended July 29, 2006 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 7, 2006)

10.37*	Letter Agreement, dated June 5, 2006, between Restoration Hardware, Inc. and Bonnie McConnell-Orofino (incorporated by reference to exhibit number 10.47 of Form 10-Q for the quarterly period ended July 29, 2006 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 7, 2006)

10.38	Eighth Amended and Restated Loan and Security Agreement dated as of June 19, 2006 among the Company, The Michaels Furniture Company, Inc, Bank of America, N.A., The CIT Group/Business Credit, Inc., Wells Fargo Retail Finance, LLC and Fleet Retail Group, LLC. (incorporated by reference to exhibit number 10.1 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 21, 2006)

Exhibit Number	Document Description
10.39*	Form of Restricted Stock Unit Agreement (incorporated by reference to exhibit number 10.1 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 11, 2007)

10.40	Amendment No. 1 to the Eighth Amended and Restated Loan and Security Agreement dated as of June 19, 2006 among the Company, The Michaels Furniture Company, Inc, Bank of America, N.A., The CIT Group/Business Credit, Inc., Wells Fargo Retail Finance, LLC and Fleet Retail Group, LLC (incorporated by reference to exhibit number 10.1 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on May 3, 2007)

10.41*	1998 Stock Incentive Plan Amended and Restated on April 9, 2007 (incorporated by reference to exhibit number 10.2 of Form 10-Q for the quarterly period ended May 5, 2007 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 14, 2007)

10.42*	Summary of Compensation of Named Executive Officers for Fiscal Year 2006 (incorporated by reference to exhibit number 10.3 of Form 10-Q for the quarterly period ended May 5, 2007 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 14, 2007)

10.43*	2007 Stock Incentive Plan (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended August 4, 2007 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 13, 2007)

10.44*	Form of Notice of Stock Option Award (incorporated by reference to exhibit number 10.2 of Form 10-Q for the quarterly period ended August 4, 2007 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 13, 2007)

10.45*	Form of Notice of Non-Qualified Stock Option Award (incorporated by reference to exhibit number 10.3 of Form 10-Q for the quarterly period ended August 4, 2007 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 13, 2007)

10.46*	Form of Notice of Restricted Stock Unit Award for Employees (incorporated by reference to exhibit number 10.4 of Form 10-Q for the quarterly period ended August 4, 2007 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 13, 2007)

10.47*	Form of Notice of Restricted Stock Unit Award for Non-Employee Directors (incorporated by reference to exhibit number 10.5 of Form 10-Q for the quarterly period ended August 4, 2007 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 13, 2007)

10.48*	Change in Control Severance Plan (incorporated by reference to exhibit number 10.1 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 8, 2007)

10.49*	Change in Control Retention Plan (incorporated by reference to exhibit number 10.2 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 8, 2007)

10.50*	Amendment No. 1 to the Offer Letter between Restoration Hardware, Inc. and Chris Newman (incorporated by reference to exhibit number 10.1 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 16, 2007)

10.51*	Amendment No. 1 to the Offer Letter between Restoration Hardware, Inc. and Ken Dunaj (incorporated by reference to exhibit number 10.2 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 16, 2007)

10.52	Lease Agreement by and between Duke Realty Limited Partnership and Restoration Hardware, Inc. (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended November 3, 2007 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 13, 2007)

Exhibit Number	Document Description
10.53	Amendment No. 1 to the Lease Agreement by and between Duke Realty Limited Partnership and Restoration Hardware, Inc. (incorporated by reference to exhibit number 10.2 of Form 10-Q for the quarterly period ended November 3, 2007 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 13, 2007)

10.54	Letter Agreement by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Bank of America, N.A., The CIT Group/Business Credit, Inc., and Wells Fargo Retail Finance, LLC (incorporated by reference to exhibit number 10.3 of Form 10-Q for the quarterly period ended November 3, 2007 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 13, 2007)

10.55	Form of Stockholder Voting Agreement entered into with Gary G. Friedman, Glenhill Advisors, Palo Alto Investors, and Reservoir Capital (incorporated by reference to exhibit number 99.1 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 8, 2007)

10.56	Stockholder Voting Agreement entered into with Vardon Capital (incorporated by reference to exhibit number 99.2 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 8, 2007)

10.57	Form of Amendment to Stockholder Voting Agreement (incorporated by reference to exhibit number 10.1 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on January 24, 2008)

10.58	Subordinated Unsecured PIK Promissory Note to Catterton Partners VI, L.P. (incorporated by reference to exhibit number 10.2 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on January 24, 2008)

10.59	Subordinated Unsecured PIK Promissory Note to Catterton Partners VI Offshore, L.P. (incorporated by reference to exhibit number 10.3 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on January 24, 2008)

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.