Form 10-K/A
period 2008-02-02
RESTORATION HARDWARE INC
filed 2008-06-02
CIK 863821

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

Common Stock, $0.0001 Par Value

Securities registered pursuant to Section 12(g) of the Act:

None

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

As of May 21, 2008, the registrant had outstanding approximately 38,969,600 shares of common stock.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Restoration Hardware, Inc. (the “Company”) is amending its Form 10-K (the “Amendment”) for the fiscal year ended February 2, 2008, which was filed with the Securities and Exchange Commission on April 17, 2008 (the “Original Form 10-K”), solely to include the information required in Part III of Form 10-K that was previously omitted in reliance on General Instruction G to Form 10-K. General Instruction G permits registrants to incorporate by reference certain information from a definitive proxy statement filed within 120 days after the end of the registrant’s fiscal year, or to include such information in an amendment to its Form 10-K filed within such 120-day period. The Company is filing this Amendment because the definitive proxy statement for the Company’s annual meeting in 2008 will not be filed 120 days after the end of the Company’s fiscal year. This Amendment also includes the certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

Except as described in this Explanatory Note, no other information in the Original Form 10-K is modified or amended hereby, and this Amendment does not otherwise reflect events occurring after the original filing date of April 17, 2008. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors as of May 15, 2008:

Name	Age	Position
Gary G. Friedman(4)	50	President, Chief Executive Officer and Chairman of the Board of Directors
Robert E. Camp	65	Director
Robert C. Hamer III(1)	49	Director
Raymond C. Hemmig(1)(2)	58	Director
Glenn J. Krevlin(3)	48	Director
M. Ann Rhoades(2)	63	Director
T. Michael Young(1)	63	Director
Chris Newman	43	Senior Vice President, Chief Financial Officer and Secretary
Ken Dunaj	41	Chief Operating Officer
Bonnie McConnell-Orofino	48	Chief Merchandising Officer
Ian B. Sears	38	Chief Marketing Officer
Vivian C. Macdonald	41	Vice President, Corporate Controller

(1)	Member of the audit committee

(2)	Member of the compensation committee

(3)	Member of the nominating committee

(4)	Member of the secondary committee under the 2007 Stock Incentive Plan

Executive Officers of the Company

Gary G. Friedman joined us as our Chief Executive Officer in March 2001. He was elected by our board as a director at the same time and his term as a director expires at the annual meeting of stockholders in 2010. In November 2001 he was also appointed our President, and in March 2005 he was also appointed chairman of the board of directors. Prior to joining us, Mr. Friedman was for 13 years with Williams-Sonoma, Inc. (NYSE: WSM), a specialty retailer of high quality products for the home, where he served in various capacities, including as President and Chief Operating Officer from May 2000 to March 2001, as Chief Merchandising Officer and President of Retail Stores from 1995 to 2000, and as Executive Vice President and President of the Williams-Sonoma and Pottery Barn brands from 1993 to 1995. Mr. Friedman also spent 11 years at Gap, Inc., in various management positions.

Chris Newman has served as our Senior Vice President, Chief Financial Officer and Secretary since March 2006. From September 2005 to March 2006, Mr. Newman served as Vice President and Chief Financial Officer, Store Operations, of Limited Brands, Inc., the operator of Victoria’s Secret, Bath & Body Works and other retail chains. From 1999 until September 2005, Mr. Newman worked in various other executive-level positions at Limited Brands, including Vice President of Finance, Bath & Body Works, and Vice President of Finance, Victoria’s Secret Stores. From 1990 until 1999, Mr. Newman served in various financial positions at PepsiCo, Incorporated.

Ken Dunaj has served as our Chief Operating Officer since May 2006. From August 2005 until May 2006, Mr. Dunaj served as Senior Vice President, Global Logistics, for Williams-Sonoma Inc., a specialty retailer of products for the home. From September 2000 to August 2005, Mr. Dunaj held various other positions at Williams-Sonoma, including Vice President, Distribution. Prior to joining Williams-Sonoma, Mr. Dunaj held positions at Toysrus.com, Genesis Direct Inc., Reebok International, Ltd. and Nike, Inc.

Bonnie Orofino has served as our Chief Merchandising Officer since February 2007. From February 2006 to February 2007, Ms. Orofino served as our Senior Vice President, General Merchandise Manager. From May 2005 to February 2006, Ms. Orofino served as our Senior Vice President, Furniture and Accessories. Ms. Orofino joined us in July 2000 as our Vice President, Divisional Merchandise Manager—Decorative Accessories/Furniture and served in that position until February 2006. From June 1992 until July 2000, Ms. Orofino held various positions at Mervyn’s LLC.

Ian B. Sears has served as our Chief Marketing Officer since April 2007. From September 2006 to April 2007, Mr. Sears served as our Senior Vice President, General Manager of Direct. Mr. Sears joined us in April 2006 as our Vice President, Divisional Merchandise Manager—Textiles and served in that position until September 2006. From August 2002 until April 2006, Mr. Sears served as Divisional Merchandise Manager—Textiles for Pottery Barn Kids, a division of Williams Sonoma, Inc., as Divisional Merchandise Manager—Pottery Barn Bed + Bath catalog from August 2000 until August 2002, and as Senior Buyer—Home Furnishings for Pottery Barn from February 2000 until August 2000.

Vivian Macdonald joined us as our Vice President, Corporate Controller in June 2006. Ms. Macdonald previously served as the Company’s Vice President, Corporate Controller, from April 2003 to January 2004, and as the Company’s Corporate Controller from November 2002 to April 2003. Ms. Macdonald most recently served as Vice President of Finance and Corporate Controller of Design Within Reach, Inc., a provider of modern design furnishings and accessories, from March 2006 to June 2006. From December 2004 to March 2006, Ms. Macdonald served as Vice President, Corporate Controller of Thermage, Inc., a medical device company developing aesthetic and therapeutic applications and as the company’s Corporate Controller from April 2004 to December 2004. Ms. Macdonald previously was with Fair Isaac & Company, Inc., a provider of decision-making solutions, where she was Director of Accounting from May 2000 through January 2002 and then Director of Finance and Acting Corporate Controller from January 2002 through November 2002.

The Company Directors (other than Mr. Friedman)

Robert E. Camp has served as one of our directors since June 1994 and his term as a director expires at the annual meeting of stockholders in 2009. He and his wife are majority shareholders in Hero’s Welcome Inc., a Vermont-based up-scale general store and direct mail operation, which he founded in November 1993. From March 1999 until February 2004, Mr. Camp served as a member of the board of directors of Kitchen Etc., Inc., a New England-based specialty retailer of cooking and dining products, and as its Chief Executive Officer from August 1999 until February 2004, prior to its filing in June 2004 of a petition for relief under Chapter 11 of the United States Bankruptcy Code. He is the former President and Chief Executive Officer of Pier 1 Imports Inc. (NYSE: PIR), a specialty retailer of imported decorative home furnishings and gifts, and was associated with that company from 1967 to 1985. In 1971, Mr. Camp co-founded Import Bazaar Ltd., a Canadian-based import business, which was subsequently sold to Pier 1 Imports Inc. In 1986, he founded Simpson and Fisher Companies, Inc., a specialty retail holding company, where he was President and Chief Executive Officer from June 1986 through February 1992.

Robert C. Hamer III has served as one of our directors since August 2005 and his term as a director expires at the annual meeting of stockholders in 2010. Mr. Hamer is currently the chief executive officer, chairman and controlling shareholder of Primitive Logic, Inc., a private technology services firm based in San Francisco that he founded in 1997. Prior to founding Primitive Logic, Mr. Hamer held technology positions with Wells Fargo Bank, Bank of America, Beneficial Data Processing Corporation, Crum & Forster Insurance, and RCA-Solid State Division.

Raymond C. Hemmig has served as one of our directors since June 1994 and his term as a director expires at the annual meeting of stockholders in 2008. He currently is chairman of our compensation committee. Since October 2003, he has served as Chairman of the Board of Buffet Partners, L.P., a privately held operator of restaurants in the Southwest. Mr. Hemmig has served as the Chairman and General Partner of Retail & Restaurant Growth Capital, L.P., a licensed Small Business Investment Corporation, since 1995. He served as the Chairman of the Board of Ace Cash Express, Inc. (NASDAQ: AACE), a publicly traded chain of retail financial services stores, from September 1988 to October 2006. Mr. Hemmig also served as the Chief Executive Officer of Ace from 1988 to 1994. Mr. Hemmig served as a member of the board of directors of Party City Corp., a publicly-traded specialty retail party supply stores, from 1996 to 1999. He also serves on the boards of several private companies. From 1990 until May 1994, Mr. Hemmig served as a director of On the Border Cafes, Inc., a publicly-traded restaurant chain. From 1985 to September 1988, Mr. Hemmig was a partner and co-founder of Hemmig & Martin, a consulting firm to clients in the food service, retail, and franchise industries. He served as an Executive Vice President of Grandy’s Inc., a subsidiary of Saga Corp., from 1983 to 1985, and was a Vice President and the Chief Operating Officer of Grandy’s Country Cookin’, the predecessor private company, from 1980 to 1983. He also worked with Hickory Farms of Ohio, Inc. from 1973 to 1980 in various operational and executive positions.

Glenn J. Krevlin has served as one of our directors since March 2001 and his term as a director expires at the annual meeting of stockholders in 2008. Since January 2001, Mr. Krevlin has served as the managing member of Krevlin Advisors, LLC, an investment management firm, which is the managing member of GJK Capital Management, LLC, the general partner of each of Glenhill Capital LP and Glenhill Concentrated Short Biased Fund, L.P., each of which is an investment partnership. In addition, since 2001, Mr. Krevlin has served as the managing member of Glenhill Overseas Management, LLC, an investment management firm. Previously, Mr. Krevlin was a general partner at Cumberland Associates LLC, an investment firm, from 1994 to December 2000.

M. Ann Rhoades served as one of our directors from August 1999 through March 2001 and rejoined our board of directors in March 2005. Ms. Rhoades’ term as a director expires at the annual meeting of stockholders in 2009. Ms. Rhoades is the President of PeopleInk, Inc., a human resources consulting firm. Ms. Rhoades also serves as a member of the Boards of Directors of JetBlue Airways Corporation (NASDAQ: JBLU), a publicly traded passenger airline, and of P. F. Chang’s China Bistro, Inc. (NASDAQ: PFCB), a publicly traded store chain. From April 1999 through April 2002, Ms. Rhoades served as Executive Vice President, People for JetBlue Airways. From January 1995 to March 1999, Ms. Rhoades was the Executive Vice President, Team Services & Public Relations for Promus Hotel/DoubleTree Hotels Corporation. From June 1989 to January 1995, Ms. Rhoades was the Vice President, People for Southwest Airlines (NYSE: LUV), a publicly traded passenger airline.

T. Michael Young has served as one of our directors since March 2005 and his term as a director expires at the annual meeting of stockholders in 2010. He is currently the chairman of the audit committee. Mr. Young also is currently a managing partner and an executive officer of The CapStreet Group, LLC, a private equity firm, and has held this position since July 2006. Mr. Young is a member of the board of directors of Metal Supermarkets (Canada), Ltd., a privately-held metal distributor with locations in the United States, Canada, Europe, and the Middle East, and has held this position since December 2005. From December 2002 to December 2005, he was President and Chief Executive Officer of Metal Supermarkets and was elected to the board of directors of that company in October 2003. Since April 2004, Mr. Young has served on the board of directors of Emeritus Corporation (AMEX: ESC), a publicly-traded national operator of assisted living residential communities. Since May 2006, Mr. Young has also served on the board of directors of Koppers, Inc. (NYSE: KOP), a publicly-traded international integrated producer of carbon compounds and treated wood products. From June 1998 to May 2002, Mr. Young served as chairman of the board of directors of Transportation Components, Inc., a publicly held distributor of replacement parts for commercial trucks and trailers, and also served as its President and Chief Executive Officer from June 1998 until May 2001. Mr. Young was also Chairman, Chief Executive Officer and President of Hi-Lo Automotive, Inc., a public retailer and wholesale distributor of automotive parts and supplies, from 1987 to 1998. Mr. Young is a Certified Public Accountant and former partner of Arthur Andersen & Co.

Our board of directors has authorized a board of nine directors and our current board consists of seven persons. We currently have not identified individuals to fill the two vacancies on our board of directors.

Our directors serve in such capacity until the annual meeting of the stockholders corresponding to the end of their respective terms or until their successors are duly elected and qualified, unless they have earlier resigned or been removed. Our officers hold their offices until their successors are chosen and qualify or until their earlier resignation or removal.

Relationship Among Directors or Executive Officers

There are no current family relationships among any of our directors or executive officers.

Director Independence

Our board of directors has determined that Messrs. Hamer, Hemmig, Krevlin, and Young and Ms. Rhoades are “independent” as that term is defined in Rule 4200 of the listing standards of NASDAQ. Accordingly, a majority of the members of our board of directors is independent under the listing standards of NASDAQ. The independent directors meet from time to time in executive session without the other members of the board.

Meetings and Committees of the Board of Directors

Our board of directors held ten formal meetings during the fiscal year ended February 2, 2008. Our board of directors also acted by written consent on several occasions and held numerous informal meetings during the fiscal year ended February 2, 2008. Our board of directors has the following four standing committees: an audit committee, a compensation committee, a nominating committee and a secondary committee under the 2007 Stock Incentive Plan. Each director attended or participated in 75% or more of the aggregate of (i) the total number of meetings of our board of directors, and (ii) the total number of meetings held by all committees of our board on which such director served, during the fiscal year ended February 2, 2008.

Our board of directors has adopted a Code of Ethics for Chief Executive and Senior Financial Officers which applies to our chief executive officer and senior financial officers, and our board of directors has adopted a Code of Business Conduct which applies to all of our employees, officers and directors. Both codes are posted on our web site at www.RestorationHardware.com and any amendments or waivers to either code, to the extent they occur, shall also be posted on our web site, pursuant to the requirements of the Securities Exchange Act of 1934, as amended, and the rules thereunder promulgated by the Securities and Exchange Commission. Each code satisfies the requirements under Item 406 of Regulation S-K, and the Code of Business Conduct satisfies the NASDAQ rules applicable to issuers listed on the NASDAQ Global Market.

The board of directors has adopted an audit committee charter, which sets the qualifications of the audit committee members and the responsibilities and duties of the audit committee. A current copy of the audit committee charter was attached as Annex A to the proxy statement for our annual meeting of stockholders held on July 20, 2005.

Established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, our audit committee of the board of directors currently consists of Messrs. Hamer, Hemmig and Young, with Mr. Young as the chairman of the committee. The audit committee’s primary purpose is to assist our board of directors in overseeing the accounting and financial reporting processes of the Company and audits of the financial statements of the Company. The audit committee also reviews the policies and procedures adopted by the Company to fulfill its responsibilities regarding the fair and accurate presentation of financial statements in accordance with generally accepted accounting principles. The audit committee is directly responsible for, among other things, the appointment, compensation, retention and oversight of the Company’s independent auditors. Additionally, the audit committee must preapprove all audit and non-audit services performed by the Company’s independent auditors. The audit committee also has been designated by our board of directors as a qualified legal compliance committee. Our audit committee held 10 meetings during the fiscal year ended February 2, 2008. Our audit committee also acted by written consent on several occasions and held additional informal meetings during the fiscal year ended February 2, 2008. After considering relationships between each member of the audit committee and the Company and our subsidiaries and reviewing the qualifications of the members of the audit committee, our board of directors has determined that all current members of the audit committee are: (1) “independent” as that term is defined in Section 10A of the Securities Exchange Act of 1934, as amended, and Rule 10A-3(b)(1) thereunder; and (2) “independent” as that term is defined in Marketplace Rules 4200 and 4350(d) of the listing standards of NASDAQ. Furthermore, our board of directors has determined that Mr. Young qualifies as an audit committee financial expert, as defined by the applicable rules of the Securities Exchange Act of 1934, as amended, and has current and past employment experience in finance which results in his financial sophistication for purposes of Marketplace Rule 4350(d) of the listing standards of NASDAQ.

Our compensation committee currently consists of Mr. Hemmig and Ms. Rhoades, with Mr. Hemmig as chairman of the committee. Our board of directors has determined that all current members of the compensation committee are “independent” as that term is defined in Rule 4200 of the listing standards of NASDAQ. The compensation committee’s function is to assist our board of directors in discharging its responsibilities relating to compensation of our directors and officers, in particular, by reviewing and determining the salaries and incentives of our executive officers, including the Chief Executive Officer, and establishing the general compensation goals and objectives for such individuals. Our compensation committee also has concurrent authority with our secondary committee to administer aspects of our 2007 Stock Incentive Plan. With regard to our executive officers, our compensation committee has sole and exclusive authority to administer aspects of the plan and to make discretionary option grants under the plan to such persons. Our compensation committee held six formal meetings during the fiscal year ended February 2, 2008. Our compensation committee also acted by written consent on several occasions and held numerous informal meetings during the fiscal year ended February 2, 2008. A current copy of the compensation committee charter was attached as Appendix B to the proxy statement for our annual meeting of stockholders held on July 12, 2007.

The sole member of our nominating committee is currently Mr. Krevlin. Our board of directors has determined that Mr. Krevlin is “independent” as that term is defined in Rule 4200 of the listing standards of NASDAQ. The nominating committee’s function is to assist the board in all matters relating to the establishment, implementation and monitoring of policies and processes regarding the recruitment and nomination of candidates to the board and committees of the board and to review, and to make recommendations to the board of directors regarding, the composition of the board and committees of the board. Additional duties and responsibilities of the nominating committee are set forth in its charter, which was adopted and approved in May 2004 and a copy of which is available on our web site at www.RestorationHardware.com. Our nominating committee did not hold any formal meetings during the fiscal year ended February 2, 2008. In accordance with NASDAQ Marketplace Rule 4350(c), director nominees will either be selected, or recommended for the Board’s selection, by a majority of the independent directors or a nominating committee comprised solely of independent directors.

Our secondary committee under the 2007 Stock Incentive Plan currently consists of Mr. Friedman. Although the compensation committee retains plenary authority with respect to equity grants under our 2007 Incentive Plan, the secondary committee has the authority to make certain discretionary equity grants under our 2007 Stock Incentive Plan to eligible individuals other than our executive officers pursuant to guidelines issued from time to time by our board. The secondary committee held 11 meetings during the fiscal year ended February 2, 2008.

The board may from time to time form special or other committees to consider particular matters that arise. During fiscal year 2007, a separate independent committee was created comprised of all directors that are independent with respect to the proposed merger transaction between the Company and certain affiliates of Catterton Partners, which is described further below in Item 13 under the heading “Agreement and Plan of Merger.” The members of the independent committee are Mr. Camp, Mr. Hamer, Mr. Hemmig, Ms. Rhoades and Mr. Young, with Mr. Hemmig serving as the chairman of the independent committee. The independent committee established a working group of the independent committee, with such working group being comprised of Mr. Hamer, Mr. Hemmig and Mr. Young.

Director Nomination Process

Our amended and restated bylaws provides that nominations for election to our board of directors must be made by the board of directors or by a committee appointed by the board of directors for such purpose or by any stockholder of any outstanding class of our capital stock entitled to vote for the election of directors. Nominations by stockholders must be preceded by notification in writing received by our Secretary, Chris Newman, not less than 120 days prior to any meeting of stockholders called for the election of directors. A stockholder’s notice must contain the written consent of each proposed nominee to serve as a director if so elected and the following information as to each proposed nominee and as to each person, acting alone or in conjunction with one or more other persons as a partnership, limited partnership, syndicate or other group, who participates or is expected to participate in making the nomination or in organizing, directing or financing the nomination or solicitation of proxies to vote for the nominee: (a) the name, age, residence, address, and business address of each proposed nominee and of each such person; (b) the principal occupation or employment, the name, type of business and address of the corporation or other organization in which such employment is carried on of each proposed nominee and of each such person; (c) the amount of our stock owned beneficially, either directly or indirectly, by each proposed nominee and each such person; and (d) a description of any arrangement or understanding of each proposed nominee and of each such person with each other or any other person regarding future employment or any future transaction to which the Company will or may be a party.

With respect to director nominees by our board of directors, our board of directors has resolved that director nominees are to be recommended for the board’s selection either by a majority of the independent directors on the board or by our nominating committee, provided that our nominating committee is comprised solely of independent directors in accordance with the NASDAQ rules applicable to issuers listed on the NASDAQ Global Market. However, such authority to select or to recommend to the board of directors for selection the director nominees shall not apply in cases where the right to nominate a director legally belongs to a third party or parties.

Our board of directors has adopted a policy pursuant to which our board of directors, our nominating committee and the independent directors of the board of directors recommending director nominees shall consider any director candidates recommended by our stockholders, provided the information regarding director candidates recommended by stockholders is submitted to our board of directors, the nominating committee or the independent directors of the board recommending director nominees, as applicable, in compliance with the following requirements. Director candidate nominations from stockholders must be provided in writing and must include (a)(1) the candidate’s name, age, business address and residence address, (2) the candidate’s biographical information, including educational information, principal occupation or employment, past work experience (including all positions held during the past five years), personal references, and service on boards of directors or other material positions that the candidate currently holds or has held during the prior three years, (3) the number of shares of the Company which are beneficially owned by the candidate, (4) any potential conflicts of interest that might prevent or otherwise limit the candidate from serving as an effective member, and (5) any other information pertinent to the qualification of the candidate, and (b)(1) the name and record address of the stockholder making the recommendation, and (2) the number of shares of the Company which are beneficially owned by such stockholder and the period of time such shares have been held, including whether such shares have been held for in excess of one year prior to the date of the recommendation. These director candidate recommendation materials are to be sent to our Secretary, Chris Newman, at our principal executive offices, and may be submitted at any time. Since the issuance of our proxy statement for our 2003 annual meeting of stockholders, we have not received a director nominee recommendation from any stockholder (or group of stockholders) that beneficially owns more than five percent of our common stock.

The process for identifying and evaluating nominees for director, including nominees recommended by stockholders, involves (with or without the assistance of a retained search firm) compiling names of potentially eligible candidates, vetting candidates’ qualifications, conducting background and reference checks, conducting interviews with candidates and/or others (as schedules permit), meeting to consider and recommend final candidates to the board of directors and, as appropriate, preparing and presenting to the board of directors an analysis with regard to particular, recommended candidates. Our nominating committee or the independent directors of the board of directors recommending director nominees also will identify director nominees who have the highest personal and professional integrity, have demonstrated exceptional ability and judgment, and, together with other director nominees and members of our board of directors, shall effectively serve our stockholders’ long-term interests and contribute to the Company’s overall corporate goals. There are no differences in the manner in which our nominating committee or the independent directors of the board of directors recommending director nominees evaluate nominees for director based on whether the nominee is recommended by a stockholder.

There are no specific, minimum qualifications that our nominating committee or the independent directors of the board of directors recommending director nominees shall require to be met by a committee/independent director-recommended nominee for a position on our board of directors, nor are there any specific qualities or skills that are necessary for one or more of our directors to possess, other than as are necessary to meet specific requirements under the rules of the Securities and Exchange Commission and NASDAQ for NASDAQ-listed issuers. Our nominating committee and the independent directors of the board of directors recommending director nominees shall consider a potential candidate’s experience, areas of expertise, and other factors relative to the overall composition of our board of directors.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended February 2, 2008, the members of the compensation committee of our board of directors were Mr. Hemmig and Ms. Rhoades. None of the individuals on our compensation committee were officers or employees of the Company at any time during the fiscal year ended February 2, 2008, or at any other time. None of our current executive officers served as members of the board of directors or compensation committee of any other entity which has one or more executive officers serving as a member of our board of directors or compensation committee.

Process for Stockholders to Send Information to the Board of Directors

It is the policy of our board of directors to encourage all forms of information to be provided to the board of directors and/or its members by our stockholders. All such communications shall be in written form, addressed to the board of directors or to one or more individual members of the board of directors, and sent care of our Secretary, Chris Newman, at the address of our principal executive offices or via fax to (415) 927-7264. Our Secretary shall promptly provide all such stockholder communications to the applicable member(s) of our board of directors or the entire board of directors, as requested in the stockholder communications.

Compliance With Section 16(a) of the Securities Exchange Act

The members of our board of directors, our executive officers and persons who hold more than 10% of a registered class of our equity securities are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with the Securities and Exchange Commission with respect to their ownership and changes in ownership of our common stock and other equity securities. To our knowledge, based upon (i) copies of Section 16(a) reports which we received from such persons for their transactions relating to our common stock and other equity securities during and prior to the fiscal year ended February 2, 2008, and (ii) written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the fiscal year ended February 2, 2008, we believe that all reporting requirements under Section 16(a) for the fiscal year ended February 2, 2008, were met in a timely manner by our directors, executive officers and greater than 10% beneficial owners, except that (a) due to an administrative error, a Form 4 filed on February 20, 2007 on behalf of Ms. Rhoades inadvertently indicated the purchase of 1,117 shares of common stock pursuant to her Rule 10b5-1 plan, instead of the correct amount of 1,157 shares (this administrative error was corrected in a Form 4/A filed on February 19, 2008 shortly after it was discovered), and (b) Palo Alto Investors, a holder of more than 10% of our common stock, filed a Form 3 one day late.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program and Philosophy

The Company’s compensation program is intended to support the achievement of annual and long-term strategic goals of the Company by attracting and rewarding employees for superior results. Such a program aligns employees’ interests with those of the stockholders by rewarding performance that reaches or exceeds established goals, with the ultimate objective of improving stockholder value.

To that end, the Company evaluates both performance and compensation of employees to ensure that the Company maintains its ability to attract and retain employees and that compensation provided to employees remains competitive relative to the compensation paid to similarly-situated employees of peer companies.

The above policies guide the compensation committee of the board of directors (the “Committee”) in assessing the compensation to be paid to executive officers of the Company. The Committee endeavors to ensure that the total compensation paid to executive officers is fair, reasonable and competitive consistent with the Company’s compensation policies. The above policies also guide the Committee as to the proper allocation between long-term compensation, current cash compensation, and short-term bonus compensation.

In determining the particular elements of compensation that will be used to implement the Company’s overall compensation policies, the Committee also takes into consideration a number of factors related to the Company’s performance, such as the Company’s earnings per share, profitability and revenue growth, as well as competitive practices among peer companies.

Role of Executive Officers in Compensation Decisions

The Committee reviews the compensation paid to the President and Chief Executive Officer of the Company and the Committee’s decision with respect to the compensation to be paid to the President and Chief Executive Officer is submitted to the board of directors for ratification. With regard to the compensation paid to each executive officer other than the President and Chief Executive Officer, the President and Chief Executive Officer reviews, on an annual basis, the compensation paid to each such executive officer during the past year and submits to the Committee the President and Chief Executive Officer’s recommendations regarding the compensation to be paid to such persons during the next year. Following a review of such recommendations, the Committee will take such action regarding such compensation as it deems appropriate, including either approving compensation in an amount the Committee deems reasonable or submitting to the board of directors for ratification its recommendation regarding the compensation to be paid to such executive officers.

Management plays a significant role in the compensation-setting process for executive officers, other than the President and Chief Executive Officer, by:

•	evaluating employee performance;

•	recommending business performance targets and establishing objectives; and

•	recommending salary levels, bonuses and stock awards.

Management also prepares meeting information for each Committee meeting, and the President and Chief Executive Officer participates in Committee meetings at the Committee’s request to provide:

•	background information regarding the Company’s strategic objectives;

•	the President and Chief Executive Officer’s evaluation of the performance of the other executive officers; and

•	compensation recommendations as to executive officers (other than the President and Chief Executive Officer).

Setting Executive Compensation

Based on the foregoing objectives, the Committee has structured the Company’s annual and long-term incentive-based cash and non-cash executive compensation to motivate executive officers to achieve the business goals set by the Company and reward executive officers for achieving such goals.

In making compensation decisions, the Committee believes that information regarding pay practices at other peer companies is useful because the Committee recognizes that the Company’s compensation practices must be competitive in the marketplace.

In furtherance of these objectives, the Committee engages consulting firms from time to time to provide research regarding compensation programs and compensation levels among a peer group of publicly-traded and privately held retail companies. The Committee most recently engaged a consulting firm in 2006 in order to provide compensation levels of peer group companies. This information was used by the Committee in connection with certain of the Committee’s compensation decisions for fiscal year 2007. The consultant, which was a small independent outside human resources firm, reported directly to the Committee. The Committee’s charter grants the Committee the sole authority to retain and terminate any consultant that it uses to assist in the Committee’s evaluation of director or executive officer compensation. The independent consulting firm provided the Committee with relevant market data and alternatives to consider when making compensation decisions for the executive officers. The companies comprising the peer group were as follows: Cost Plus, Sharper Image, Williams-Sonoma, Pier 1 Imports, Bombay Companies, Kirkland’s, and Gap, Inc.

For fiscal year 2007, there was no pre-established policy or target for the allocation of cash and non-cash or short-term and long-term incentive compensation. Among other factors, the Committee relies upon its judgment and, when appropriate, management’s judgment of each individual in determining the amount and mix of compensation elements and whether each particular payment or award provides an appropriate incentive and reward for performance that sustains and enhances stockholder value. Key factors affecting this judgment include:

•	performance compared to the financial, operational and strategic goals established for the executive officer or the Company at the beginning of the year;

•	nature, scope and level of responsibilities;

•	contribution to the Company’s financial results, particularly with respect to key metrics such as cash flow, revenue and earnings; and

•	effectiveness in leading Company initiatives.

In addition, the Committee considers each executive officer’s current salary and prior-year bonus, the appropriate balance between incentives for long-term and short-term performance, the compensation paid to the executive officer’s peers within the Company and the compensation paid to similarly-situated executive officers at peer companies.

The Committee also has engaged consulting firms from time to time to help evaluate the Company’s executive compensation program. The Committee most recently engaged Mercer Consulting in 2006, which advised the Committee during fiscal years 2006 and 2007 on the Company’s compensation mix and the structure of the Company’s equity program for fiscal year 2007 and provided the Committee with comparison information on compensation practices followed by other comparable companies.

2007 Executive Compensation Components

For the fiscal year 2007, the principal components of compensation for the executive officers were:

•	base salary;

•	performance-based annual incentives;

•	long-term equity incentive compensation; and

•	perquisites and other personal benefits.

Base Salary

The Company provides executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. In setting base salaries, the Committee periodically reviews published compensation survey data for the industry. The base salary for each of the executive officers is guided by the salary levels for comparable positions in the industry, as well as the individual’s personal performance and internal alignment considerations. The relative weight given to each factor varies with each individual at the Committee’s discretion.

Each executive officer’s base salary is typically reviewed every year and is adjusted from time to time on the basis of:

•	the Committee’s evaluation of the executive officer’s personal performance for the year; and

•	the competitive marketplace for persons in comparable positions.

The performance and profitability of the Company also may be a factor in determining the base salaries for the executive officers. In addition, in certain cases the Committee has approved, as part of an executive officer’s initial employment arrangement with the Company, a pre-determined increase in the executive officer’s base salary in a later year.

Performance-Based Cash Incentives

The Company has adopted a Management Incentive Plan, or MIP, which provides the Committee the latitude to design a cash based-incentive compensation program to motivate and reward performance for the year for eligible employees, including the executive officers of the Company. The Committee considers each year whether a Management Incentive Plan bonus pool should be established for the year and, if so, approves the group of employees eligible to participate in the Management Incentive Plan for that year. The Management Incentive Plan includes various incentive levels based on the participant’s position. Cash bonuses under the Management Incentive Plan have the effect of linking a significant portion of the executive officers’ total cash compensation to the Company’s overall performance.

Executive officers are eligible to receive an annual cash bonus based on a percentage of base salary under the Company’s Management Incentive Plan. The Committee sets minimum, target and maximum levels for the Company’s financial objectives each year and the payment and amount of any bonus is dependent upon whether the Company achieves those performance goals. The Committee generally establishes financial objectives for the Company that it believes can be reasonably achieved with strong individual performance over the fiscal year.

Generally, the Committee sets the minimum, target and maximum levels based upon the Company’s achievement of specified results with respect to earnings before taxes, or EBT, for that fiscal year, subject to the Committee’s oversight and modification of those levels. Minimum levels are set below the target level, while maximum levels are set above the target level. In making the determination of minimum, target and maximum levels, the Committee may consider the specific circumstances facing the Company during the year and the Company’s strategic plan for the year. In past years, the target level with respect to EBT has been based on the Company’s internal performance goals and not analyst estimates of the Company’s earning performance for the year.

If the minimum, target or maximum performance objectives are met, participants will receive a bonus payment under the Management Incentive Plan, with the specific amount that such participant receives dependent on his or her individual performance. Individual performance is based upon the evaluation of the individual employee’s performance and contribution for the fiscal year. For example, if an executive officer has a mid-range bonus amount of 30% of his base salary and the Company meets target EBT objectives for the fiscal year, the executive officer will receive a cash incentive bonus payment under the plan equal to 30% of his current annual base salary if the executive officer’s individual performance meets his mid-range goals for the fiscal year. If the Company meets target EBT objectives for the year and the executive officer’s individual performance exceeds his mid-range goal for the fiscal year, his bonus payment for the year will exceed 30% of his salary, subject to a maximum bonus amount. If, on the other hand, the Company meets target EBT objectives for the year but the executive officer’s individual performance is below his mid-range goal for the fiscal year, his bonus payment for the year will be less than 30% of his salary, subject to a minimum bonus amount. If the Company does not meet minimum EBT objectives for the fiscal year, generally no bonus payments will be made under the Management Incentive Plan.

For fiscal year 2007, the amount that could have been received by the Company’s President and Chief Executive Officer under the Management Incentive Plan ranged from between 20% of base salary to up to 200% of base salary, with a mid-range bonus amount of 100% of base salary. For the Company’s other executive officers, other than the President and Chief Executive Officer, the amount such officers could have received ranged from 4% of base salary to up to 120% of base salary, with mid-range bonus amounts from 20% to 60% of base salary. The table entitled “Grants of Plan-Based Awards” in this annual report sets forth the estimated range of cash payouts to executive officers under the Management Incentive Plan assuming minimum, target or maximum performance objectives were met for fiscal year 2007.

Because the Company’s EBT results for fiscal year 2007 did not meet the minimum level required for the payment of bonuses under the Company’s Management Incentive Plan, none of the Company’s employees received payments under the Management Incentive Plan for fiscal year 2007 performance.

The Committee does retain wide discretion to interpret the terms of the Management Incentive Plan and to interpret and determine whether the Company’s EBT objectives or an individual’s performance objectives have been met in any particular fiscal year. The Committee also retains the right to exclude extraordinary charges or other special circumstances in determining whether the Company’s EBT objectives were met during any particular fiscal year. Further, the Committee may consult with the board of directors or seek ratification from the board of directors with respect to interpretations of the terms of the Management Incentive Plan.

In addition, the Committee may approve cash bonuses outside of the Management Incentive Plan. For example, the Committee may approve bonuses awards in connection with an executive officer’s initial employment arrangement with the Company, and such bonus awards may overlap with bonus awards under the Management Incentive Plan. For fiscal year 2007, the Committee approved a guaranteed bonus payment to Mr. Newman in the amount of $50,000 as part of his employment arrangement with the Company. Cash bonuses awarded to executive officers outside of the Management Incentive Plan may also be approved by the Committee on a discretionary basis for other reasons, such as individual performance. No such bonuses were awarded for fiscal year 2007.

Long-Term Incentive Compensation

In 2007, the Company’s equity compensation program consisted of stock option and restricted stock unit grants (collectively, “equity awards”) which were designed to:

•	Attract world class talent;

•	Retain key talent to support the continued growth and success of the Company; and

•	Align management incentives with goals of the stockholders.

Equity awards are designed to align the interests of the executive officers with those of the Company’s stockholders and provide each executive officer with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business.

The Company began using restricted stock units in fiscal year 2007 to supplement the use of stock options as equity incentives for executive officers and certain other members of senior management in light of the reduced dilution to stockholders that can be achieved through the grant of restricted stock units and the adoption of FAS 123R, which eliminates the material accounting differences in the treatment of stock options and restricted stock units.

A stock option grant allows the executive officer to acquire shares of common stock at an exercise price equal to the closing price of the Company’s common stock on the grant date over a specified period of time not to exceed 10 years. Generally, shares subject to options granted by the Company become exercisable in a series of installments over a three-year or four-year period, contingent upon the executive officer’s continued employment with the Company. A restricted stock unit is a grant valued in terms of the Company’s common stock, but the shares are not issued at the time of the grant. After the executive officer satisfies the vesting requirement, the company distributes shares. Restricted stock units granted to the Company’s executive officers do not vest until four years after the date of the grant, contingent upon the executive officer’s continued employment with the Company. Accordingly, both option and restricted stock unit grants will provide a positive return to the executive officer only if he or she remains employed by the Company during the vesting period (and, in the case of stock options, only if the market price of the shares appreciates over the option term).

Newly hired executive officers receive their equity awards on their first date of employment with the Company. Additional equity awards may be granted to executive officers in connection with promotions. In addition, executive officers may be granted an award on an annual basis as part of the Company’s annual refresh program to provide equity awards to employees participating in the Company’s equity incentive plan. The annual grant normally occurs between the year-end earnings release and the first quarter earnings release. Due to the proposed merger with certain affiliates of Catterton Partners as described further below under the heading “Recent Events,” the annual grants for fiscal year 2007 performance have not yet occurred. In particular, the Company’s merger agreement with certain affiliates of Catterton Partners generally does not permit the Company to make additional equity awards to employees of the Company until the merger closes or the merger agreement otherwise expires.

The size of the equity award to each executive officer is set by the Committee at a level that is intended to create a meaningful opportunity for stock ownership based upon the individual’s current position with the Company, the individual’s personal performance in recent periods and his or her potential for future responsibility and promotion over the option term. The size of the equity award is also determined based on equity awards made to executive officers by peer companies. In addition, the Committee considers the number of unvested equity awards held by the executive officer in order to maintain an appropriate level of equity incentive for that individual. The relevant weight given to each of these factors varies from individual to individual. The Committee generally has approved grants of equity awards in specific amounts as part of an executive officer’s initial employment arrangement with the Company.

The Committee has the sole and exclusive authority to make equity awards to executive officers under the Company’s 2007 Stock Incentive Plan. The Committee also has concurrent authority with the secondary committee to administer other aspects of the 2007 Stock Incentive Plan. The secondary committee, which currently consists of Gary Friedman, has concurrent authorization with the Committee to make discretionary equity awards under the 2007 Stock Incentive Plan to eligible individuals other than executive officers pursuant to guidelines issued from time to time by the board. Such guidelines currently provide that the secondary committee may grant no more than 50,000 “option equivalents” to executive officers, with one stock option equal to one “option equivalent” and one restricted stock unit equal to two “option equivalents.” Therefore, a grant to an employee of both 20,000 stock options and 15,000 shares of restricted stock units is equal to an aggregate grant of 50,000 “option equivalents.” All grants of awards by the secondary committee currently are made pursuant to resolutions signed by both Mr. Friedman and our Chief Financial Officer.

Total Compensation

In making decisions with respect to any element of an executive officer’s compensation, the Committee considers the total compensation that may be awarded to the officer, including salary, annual bonus and long-term incentive compensation. In addition, in reviewing and approving employment agreements for executive officers, the Committee considers the other benefits to which the officer is entitled by the agreement, including compensation payable upon termination of the agreement under a variety of circumstances. The Committee’s goal is to award compensation that is reasonable when all elements of potential compensation are considered.

Perquisites and Other Personal Benefits

The Company provides certain executive officers with perquisites and other personal benefits that the Company and the Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to executive officers.

Certain executive officers are provided an automobile allowance. In addition, certain executive officers are provided with relocation benefits in connection with their initial hiring with the Company, such as the payment of certain relocation-related costs, including new home closing costs and duplicate mortgage costs.

The Company also has entered into severance agreements with certain key employees, including certain of the executive officers. These severance agreements are designed to promote stability and continuity of senior management. Information regarding applicable payments under such agreements for the executive officers is provided under the heading “Potential Payments on Termination or Change in Control” below.

Recent Events

The Company entered into an Agreement and Plan of Merger dated November 8, 2007 with Home Holdings, LLC, a Delaware limited liability company (“Parent”), and Home Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), as amended by the First Amendment thereto dated January 24, 2008 (collectively, the “Amended Merger Agreement”). Parent and Merger Sub are affiliates of Catterton Partners. Pursuant to the terms of the Amended Merger Agreement, Merger Sub will merge with and into the Company, with the Company as the surviving corporation of the merger (the “Merger”), and each share of our common stock of the Company, other than those exchanged by certain participating stockholders, will be cancelled and converted into the right to receive $4.50 per share in cash. After the effective time of the Merger, the Company will cease to be an independent public company and will instead be a direct wholly owned subsidiary of Parent.

The Amended Merger Agreement generally prohibits the Company from making any equity awards to executive officers and any changes to the compensation paid to executive officers. It is expected that decisions with respect to bonus objectives for fiscal year 2008 and annual equity award amounts for fiscal year 2007 performance will be made following the effective time of the Merger or the expiration of the terms of the Amended Merger Agreement.

In connection with the execution of the Amended Merger Agreement, the Company entered into amendments to the employment offer letters with each of Mr. Newman, the Chief Financial Officer of the Company, and Ken Dunaj, the Chief Operating Officer of the Company. Pursuant to Mr. Newman’s amended offer letter, in the event of a change of control of the Company, the Company will pay Mr. Newman a retention bonus in the amount of $150,000, so long as he has continued to be employed by the Company through the consummation of the change of control (the “Change of Control Date”), or his employment is terminated without cause within sixty (60) days before the Change of Control Date. The amended offer letter provides that the foregoing amount will be paid within thirty (30) days after the Change of Control Date, or within sixty (60) days following his “separation from service” under Internal Revenue Code Section 409A (“Section 409A”) in the event he is terminated without cause within sixty (60) days before the Change of Control Date with respect to a change of control that does not constitute a “change in ownership or effective control” or a “change in the ownership of a substantial portion of the assets” of the Company under Section 409A. In addition, in the event of Mr. Newman’s involuntary termination (including a termination by the Company without cause or by Mr. Newman for good reason) within 18 months following a change in control, he will receive compensation continuation for a period of twelve (12) months from his termination date at the rate of two times his then-current annual base salary plus two times his target bonus (which target bonus for this sole purpose is equal to $200,000). In addition, the initial options granted to Mr. Newman upon his employment with the Company will become fully vested and exercisable upon a change of control of the Company. Mr. Newman’s entitlement to any severance payments and acceleration of stock option grant will be contingent upon his execution of a written release in favor of the Company. The amended offer letter also amended the definition of “involuntary termination” with respect to the events that would result in a severance payment upon the termination of employment after a change of control.

Pursuant to Mr. Dunaj’s amended offer letter, in the event of a change of control of the Company, the Company will pay Mr. Dunaj a retention bonus in the amount of $250,000, so long as he has continued to be employed by the Company through the Change of Control Date or his employment is terminated without cause within sixty (60) days before the Change of Control Date. The amended offer letter provides that the foregoing amount will be paid within thirty (30) days after the Change of Control Date, or within sixty (60) days following his “separation from service” under Section 409A in the event he is terminated without cause within sixty (60) days before the Change of Control Date with respect to a change of control that does not constitute a “change in ownership or effective control” or a “change in the ownership of a substantial portion of the assets” of the Company under Section 409A. In addition, in the event of Mr. Dunaj’s involuntary termination (including a termination by the Company without cause or by Mr. Dunaj for good reason) within 18 months following a change in control, he will receive compensation continuation for a period of twelve (12) months from his termination date at the rate of two times his then-current annual base salary plus two times his target bonus (which target bonus for this sole purpose is equal to $300,000). In addition, the initial options granted to Mr. Dunaj upon his employment with the Company will become fully vested and exercisable upon a change of control of the Company. Mr. Dunaj’s entitlement to any severance payments and acceleration of stock option grant will be contingent upon his execution of a written release in favor of the Company. The amended offer letter also amended the definition of “involuntary termination” with respect to the events that would result in a severance payment upon the termination of employment after a change of control.

In addition, the Company adopted both a change in control retention plan and a change in control severance plan in connection with the execution of the Amended Merger Agreement. Under the change in control retention plan, an eligible employee under the plan is entitled to receive a bonus if such employee remains employed by the Company up to the date on which the change of control is consummated. Employees eligible to receive a bonus under the change in control retention plan include Ms. Macdonald, the Company’s Vice President, Corporate Controller, who is entitled to a $25,000 bonus if she remains employed with the Company up to the date on which the Merger is consummated. Ms. Macdonald has notified the Company that she plans to leave the Company shortly after the Merger is completed.

The change in control severance plan generally provides certain severance and other benefits to an eligible employee in the event the employee’s employment with the Company is terminated by the Company without cause or the employee resigns for “good reason” (as defined in the change in control severance plan), in each case within one year following a change in control of the Company. All of the company’s named executive officers are eligible to participate in the change in control severance plan. However, if the amount to be received by the executive officer under his or her individual employment agreement with the Company equals or exceeds the amount the executive officer would receive under the change in control severance plan, the executive officer will not receive any separate benefits under the change in control severance plan. Other than with respect to Ms. Macdonald, the employment letter agreements entered into between the Company and each of the Company’s executive officers provides for the payment of severance and/or change in control benefits that equal or exceed the amounts payable under the change in control severance plan. Pursuant to the change in control severance plan, if the employment of Ms. Macdonald is terminated without cause or she resigns for good reason within one year following the effective time of the Merger, she is entitled to receive salary continuation for a period of 26 weeks from her termination date. In addition, Ms. Macdonald and her family is eligible for continued participation in the Company’s medical and dental plans at the Company’s expense for 26 weeks following her employment termination. As discussed above, Ms. Macdonald has informed the Company that she plans to leave the Company shortly after the closing of the Merger. Ms. Macdonald would not be eligible to receive the benefits under the change in control severance plan if she voluntarily leaves the Company.

Stock Ownership Guidelines

The Company does not require that executive officers maintain a minimum ownership interest in the Company.

Tax and Accounting Implications

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code, as amended, disallows a tax deduction to publicly-held companies for compensation paid to certain of their executive officers, to the extent that such compensation exceeds $1.0 million per covered officer in any fiscal year. The limitation applies only to compensation which is not considered to be performance-based. Non-performance based compensation paid to the executive officers for the fiscal year ended February 2, 2008, did not exceed the $1.0 million limit per executive officer. The Company’s 2007 Stock Incentive Plan has been structured so that any compensation deemed paid in connection with the exercise of option grants made under that plan with an exercise price equal to the closing price of the shares of Company’s common stock on the grant date will qualify as performance-based compensation which will not be subject to the $1.0 million limitation. While the Company did not take any action during fiscal year 2007 to limit or restructure the elements of cash compensation payable to executive officers, cash compensation payable to executive officers in the future may exceed the $1.0 million limit.

Accounting for Stock-Based Compensation

Beginning on January 29, 2006, the Company began accounting for stock-based compensation cost in accordance with the requirements of FASB Statement 123(R).

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

THE COMPENSATION COMMITTEE

Raymond C. Hemmig M. Ann Rhoades

The forgoing compensation committee report is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not incorporated by reference in any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after this filing and irrespective of any general language to the contrary.

Summary Compensation Table

The following table shows compensation awarded to, paid to, or earned by our Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers during fiscal years 2007 and 2006. We refer to these executive officers as our “named executive officers” in this Form 10-K/A.

FISCAL YEAR 2007 SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)	Total ($)
Gary G. Friedman	2007	$634,738	$—	$32,424	$103,224	—	—	$12,642	$783,028
President, Chief Executive Officer and Chairman of the Board	2006	$573,155	$75,000	—	$271,340	$165,000	—	$12,243	$1,095,738
Chris Newman(6)	2007	$389,047	$50,000	$2,365	$147,907	—	—	$249,068	$838,387
Senior Vice President and Chief Financial Officer	2006	$317,386	$144,401	—	$297,649	$35,599	—	$204,042	$994,077
Ken Dunaj(7)	2007	$484,816	$—	$4,729	$369,222	—	—	$6,522	$865,289
Chief Operating Officer	2006	$316,809	$316,296	—	$605,891	$53,704	—	$65,576	$1,358,276
Bonnie McConnell-Orofino	2007	$354,738	$—	$3,153	$100,460	—	—	$11,154	$469,505
Chief Merchandising Officer	2006	$312,193	$160,000	—	$118,909	$35,200	—	$10,642	$636,944
Ian B. Sears(8)	2007	$292,508	$—	$3,134	$125,456	—	—	$7,669	$428,767
Chief Marketing Officer	2006	$184,212	$50,000	—	$61,932	$20,934	—	$2,164	$319,242

(1)	The bonus paid to Mr. Newman for fiscal year 2007 consisted of a guaranteed bonus under this employment offer letter with the Company.

Bonuses paid to the named executive officers for fiscal year 2006 consist of both the amounts in column (d), which represent discretionary bonuses paid outside the Company’s Management Incentive Plan, and the amounts in column (g), which represent bonuses paid under the Company’s Management Incentive Plan. Bonuses shown in column (d) for fiscal year 2006 consist of the following:

•	For Mr. Friedman, a discretionary bonus of $75,000.

•

For Mr. Newman, the amounts reflect (i) a signing bonus of $100,000, (ii) a discretionary bonus of $30,000 and (iii) $14,401 of Mr. Newman’s guaranteed $50,000 bonus for fiscal year 2006 under his employment agreement. The remaining $35,599 of Mr. Newman’s guaranteed bonus is shown in column (g) as non-equity incentive plan compensation because Mr. Newman’s employment agreement provides that his guaranteed bonus shall be credited against any bonus awarded to him under the Management Incentive Plan. Accordingly, the amount earned by Mr. Newman under the Company’s Management Incentive Plan in fiscal year 2006, as shown in column (g), effectively reduced his guaranteed bonus by a corresponding amount.

•

For Mr. Dunaj, the amounts reflect (i) a signing bonus of $100,000, (ii) a discretionary bonus of $70,000 and (iii) $146,296 of Mr. Dunaj’s guaranteed $200,000 bonus for fiscal year 2006 as provided in Mr. Dunaj’s employment agreement. The remaining $53,704 of Mr. Dunaj’s guaranteed bonus is shown in column (g) as non-equity incentive plan compensation because Mr. Dunaj’s employment agreement provides that his guaranteed bonus shall be credited against any bonus awarded to him under the Management Incentive Plan. Accordingly, the amount earned by Mr. Dunaj under the Company’s Management Incentive Plan in fiscal year 2006, as shown in column (g), effectively reduced his guaranteed bonus by a corresponding amount.

•	For Ms. McConnell-Orofino, the amounts reflect (i) a longevity bonus of $100,000 and (ii) a discretionary bonus of $60,000.

•	For Mr. Sears, a discretionary bonus of $50,000.

(2)	The amounts shown in column (e) represent the compensation costs of restricted stock units for financial reporting purposes for fiscal year 2007 under FAS 123(R), rather than an amount paid to or realized by the named executive officer. Each restricted stock unit represents the right to receive one share of common stock upon vesting. Restricted stock units vest in their entirety on the fourth anniversary of the date of grant. The FAS 123(R) value as of the grant date for restricted stock units is spread over the number of months of service required for the grant to become non-forfeitable. Compensation costs shown in column (e) for fiscal year 2007 reflect ratable amounts expensed for grants that were made in fiscal year 2007. There can be no assurance that the FAS 123(R) amounts will ever be realized.

Assumptions used in the calculation of these compensation costs for the years ended February 2, 2008 are included in footnote 1 of the notes to the consolidated financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2008.

(3)	The amounts shown in column (f) represent the compensation costs of stock options for financial reporting purposes for fiscal years 2007 and 2006 under FAS 123(R), rather than an amount paid to or realized by the named executive officer. The FAS 123(R) value as of the grant date for options is spread over the number of months of service required for the grant to become non-forfeitable. Compensation costs shown in column (f) for fiscal year 2007 reflect ratable amounts expensed for grants that were made in fiscal years 2007, 2006, 2005, 2004 and 2003, and compensation costs shown in column (f) for fiscal year 2006 reflect ratable amounts expensed for grants that were made in fiscal years 2006, 2005, 2004, 2003 and 2002. There can be no assurance that the FAS 123(R) amounts will ever be realized.

Assumptions used in the calculation of these compensation costs for the years ended February 2, 2008, February 3, 2007, and January 28, 2006 are included in footnote 1 of the notes to the consolidated financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2008. Assumptions used in the calculation of these compensation costs for the fiscal year ended January 29, 2005, are included in footnote 1 of the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended February 3, 2007, filed with the Securities and Exchange Commission on April 11, 2007. Assumptions used in the calculation of these compensation costs for the fiscal year ended January 31, 2004, are included in footnote 1 of the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 28, 2006, filed with the Securities and Exchange Commission on April 12, 2006.

(4)	The amounts in column (g) reflect the cash awards to the named executive officers under the Company’s Management Incentive Plan.

(5)	The amounts in column (i) reflect perquisites to the named executive officers in the form of life insurance premiums, matching 401(k) contributions and/or car allowances. In addition, the amounts in column (i) for (a) Mr. Newman include $196,959 in relocation expenses for fiscal year 2006 and $236,794 in relocation expenses for fiscal year 2007 and (b) for Mr. Dunaj include $60,850 in relocation expenses for fiscal year 2006. The relocation costs consist of various moving related costs, travel costs and a gross-up tax payment. The amount of the gross-up tax payment for Mr. Newman was $130,752 for fiscal year 2006 and $111,634 for fiscal year 2007, and the amount of the gross-up tax payment for Mr. Dunaj was $22,275 for fiscal year 2006.

(6)	Mr. Newman was appointed the Company’s Senior Vice President and Chief Financial Officer on March 20, 2006.

(7)	Mr. Dunaj was appointed the Company’s Chief Operating Officer on May 9, 2006.

(8)	Mr. Sears was appointed the Company’s Chief Marketing Officer on June 15, 2007. He initially joined the Company in September 2006.

FISCAL YEAR 2007 GRANTS OF PLAN-BASED AWARDS

The following table provides information on the estimated possible payouts under the Company’s Management Incentive Plan for fiscal year 2007 based on certain assumptions about the achievement of performance objectives for the Company and the individual named executive officer at various levels. The following table does not set forth the actual bonuses awarded to the named executive officers for fiscal year 2007 under the Management Incentive Plan. The Company does not expect to pay any bonuses to the named executive officers under the Management Incentive Plan for fiscal year 2007 performance because the Company did not meet the 2007 performance thresholds under the Management Incentive Plan.

The following table also provides information on stock options and restricted stock units granted in fiscal year 2007 to each of the Company’s named executive officers. There can be no assurance that the Grant Date Fair Value of Stock or Option Awards in column (j) will ever be realized. A ratable portion of these fiscal year 2007 awards were expensed in fiscal year 2007 and are reflected in column (f) of the Summary Compensation Table set forth above.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Grant Date	Board Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Securities Underlying Options (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Stock and Option Awards(4)
			Threshold ($)	Target ($)	Maximum ($)
Gary G. Friedman	04/17/07	04/11/07	—	—	—	100,000	—	—	$678,000
	N/A		$130,000	$650,000	$1,300,000	—	—	—	N/A
Chris Newman	04/16/07	04/11/07	—	—	—	7,500	—	—	$49,275
	04/16/07	04/11/07	—	—	—	—	25,000	$6.570	$89,533
	N/A		$31,600	$158,000	$474,000	—	—	—	N/A
Ken Dunaj	04/16/07	04/11/07	—	—	—	15,000	—	—	$98,550
	04/16/07	04/11/07	—	—	—	—	35,000	$6.570	$125,346
	N/A		$40,000	$200,000	$600,000	—	—	—	N/A
Bonnie McConnell-Orofino	04/16/07	04/11/07	—	—	—	10,000	—	—	$65,700
	04/16/07	04/11/07	—	—	—	—	50,000	$6.570	$179,065
	N/A		$22,200	$111,000	$370,000	—	—	—	N/A
Ian B. Sears	04/11/07	04/11/07	—	—	—	10,000	—	—	$64,200
	04/11/07	04/11/07	—	—	—	—	20,000	$6.420	$69,978
	N/A		$18,000	$90,000	$300,000	—	—	—	N/A

(1)	Amounts shown in columns (d), (e) and (f) are the estimated possible payouts for fiscal year 2007 under the Company’s Management Incentive Plan based on certain assumptions about the achievement of performance objectives for the Company and the individual named executive officer at various levels. The Company does not expect to pay any bonuses to the named executive officers under the Management Incentive Plan for fiscal year 2007 performance because the Company did not meet the 2007 performance thresholds under the Management Incentive Plan.

The named executive officers are eligible to receive an annual cash bonus based on a percentage of base salary under the Company’s Management Incentive Plan. The Company’s financial objectives are established each year and the payment and the amount of any bonus are dependent upon whether the Company achieves those performance goals. If the performance objectives are met, participants will receive a bonus payment under the Management Incentive Plan.

For fiscal year 2007, the specific bonus amount that Mr. Friedman could have received was dependent on the level of the Company’s performance. A bonus would have been awarded to Mr. Friedman only if the Company’s performance met certain thresholds and his own individual performance exceeded the goals established for him. For the other named executive officers, the specific amount that such participant could have received was dependent on the level of the Company’s performance as well as the level of performance of the individual. A bonus would have been awarded to such an officer only if such officer’s performance (i) met the goals established for the individual, (ii) exceeded the goals established for the individual or (iii) far exceeded the goals established for the individual. Accordingly, a range of payout amounts would have been possible under the Management Incentive Plan for fiscal year 2007. However, the Company does not expect to pay any bonuses to the named executive officers under the Management Incentive Plan for fiscal year 2007 performance because the Company did not meet the 2007 performance thresholds under the Management Incentive Plan.

The amounts shown in columns (d), (e) and (f) for such named executive officers are based on the following assumptions:

•

In column (d), the amount for each named executive officer reflects the minimum bonus that could have been awarded to such officer, assuming that (A) the Company met its minimum financial objectives and (B) the officer’s performance met the goals established for such officer.

•

In column (e), the amount for each named executive officer reflects the mid-point of the range of bonus amounts that could have been awarded to such officer, assuming that (A) the Company met its mid-point financial objectives and (B) the officer’s performance exceeded the goals established for such officer.

•

In column (f), the amount for each named executive officer reflects the maximum bonus that could have been awarded to such officer, assuming that (A) the Company met its maximum financial objectives and (B) the officer’s performance far exceeded the goals established for such officer.

(2)	The amounts shown in column (g) reflect the number of restricted stock units granted to each named executive officer during fiscal year 2007. Each restricted stock unit represents the right to receive one share of common stock upon vesting. Restricted stock units vest in their entirety on the fourth anniversary of the date of grant, subject to the executive’s continued employment with the Company through such date.

(3)	The amounts show in column (h) reflect the number of stock options granted to each named executive during fiscal year 2007. Options allow the grantee to purchase a share of the Company’s common stock for the fair market value of a share of common stock on the grant date. Options become exercisable in equal installments on the first, second, third and fourth anniversaries of the grant date. Should the grantee of an option cease to provide service to the Company as a result of permanent disability or death, the vested portion of the option expires on the earlier of the day before the first anniversary of the permanent disability or death and the original expiration date, and the unvested portion of the option expires immediately. If a grantee’s employment is terminated by the Company for cause, the entire option is forfeited immediately. For other employment terminations, the vested portion of the option expires within three months of termination and the unvested portion of the option expires immediately. The exercise price of all options granted in fiscal year 2007 is the closing price of the Company’s common stock on the NASDAQ Global Market on the grant date as reported under column (i).

(4)	Column (j) represents the aggregate FAS 123(R) values of the option and restricted stock unit awards granted during the year. The holder of the restricted stock unit award does not have any voting or other ownership rights in the shares of common stock subject to the award unless and until the award vests and the shares are issued, and the holder of options does not have any voting or other ownership rights in the shares of common stock subject to the award unless and until the award vests and the option is exercised. There can be no assurance that the restricted stock units will vest or the options will ever be exercised (which, in each case, means that no value would be realized by the officer) or that the value on vesting or exercise will equal the FAS 123(R) value. In addition, with respect to the value of the option grants, the option exercise price has not been deducted from the amounts indicated above. Regardless of the value placed on a restricted stock unit or stock option on the grant date, the actual value of the restricted stock unit or option will depend on the market value of the Company’s common stock at such date in the future when the restricted stock unit vests or the option is exercised.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END FEBRUARY 2, 2008

The following table summarizes the number of securities underlying unexercised equity awards for our named executive officers as of February 2, 2008.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Gary G. Friedman	200,000	—	—	$6.00	03/21/2011	100,000	449,000	—	—
	375,000	125,000	—	$9.00	02/05/2014	—	—	—	—
	375,000	125,000	—	$4.50	02/05/2014	—	—	—	—
Chris Newman	50,000	150,000	—	$5.70	03/20/2016	7,500	33,675	—	—
	—	25,000	—	$6.57	04/16/2017	—	—	—	—
Ken Dunaj	100,000	300,000	—	$6.77	05/09/2016	15,000	67,350	—	—
	—	35,000	—	$6.57	04/16/2017	—	—	—	—
Bonnie McConnell-Orofino	10,002	—	—	$4.39	07/31/2010	10,000	44,900	—	—
	10,000	—	—	$7.87	05/28/2012	—	—	—	—
	36,668	—	—	$2.51	02/28/2013	—	—	—	—
	15,000	5,000	—	$5.11	05/17/2014	—	—	—	—
	15,000	15,000	—	$7.08	05/31/2015	—	—	—	—
	7,500	22,500	—	$6.47	05/30/2016	—	—	—	—
	5,000	15,000	—	$6.65	06/01/2016	—	—	—	—
	—	50,000	—	$6.57	04/16/2017	—	—	—	—
Ian B. Sears	12,500	37,500	—	$6.68	05/01/2016	10,000	44,900	—	—
	12,500	37,500	—	$8.72	10/02/2016	—	—	—	—
	—	20,000	—	$6.42	04/11/2017	—	—	—	—

FISCAL YEAR 2007 OPTION EXERCISES AND STOCK VESTED

None of our named executive officers exercised stock options during fiscal year 2007, and no restricted stock units held by our named executive officers vested during fiscal year 2007.

Director Compensation

The Company uses a combination of cash and stock-based incentive to attract and retain qualified candidates to serve on the board of directors. In setting director compensation, the Company considers the significant amount of time that directors expend to fulfill their duties to the Company, the skill-level required of the members of the board of directors, as well as competitive practices among peer companies.

Cash Fees. The annual cash retainer fee paid to non-employee directors is $40,000. In addition, the chair of our audit committee receives an annual retainer fee of $10,000 and each other non-employee member of the audit committee receives an annual retainer fee of $5,000. Separately, the chair of our compensation committee receives an annual retainer fee of

$5,000 and each other non-employee member of the compensation committee receives an annual retainer fee of $2,500. The lead director receives an additional annual retainer fee of $10,000. We also reimburse our directors for their travel expenses related to attending board, committee or our business meetings, and we offer discounts on our merchandise to all directors and their spouses or domestic partners.

In addition, the members of the independent committee received additional cash fees for their service on the independent committee as follows: (i) the chairman of the committee receives a retainer fee of $5,000 per month, and all other members receive a retainer fee of $1,500 per month; and (ii) the chairman of the independent committee receives a per meeting fee of $1,500 per independent committee or working group meeting, and the other members of the independent committee receive a per meeting fee of $500 per independent committee or working group meeting.

Equity Grants. During fiscal year 2007, each individual who, on the date of each annual stockholders meeting, continued to serve as a non-employee director was granted 7,500 restricted stock units, provided such individual had served as a non-employee member of our board for at least the preceding six months. In addition, each individual who first joins our board of directors as a non-employee director will receive, at the time of his or her initial appointment or election, 7,500 restricted stock units, provided such person has not previously been in our employment. Twenty-five percent of the total number of restricted stock units awarded to non-employee directors vest in equal annual installments over a four year period. The board of directors also has adopted a policy which provides that if a non-employee director who has served in that capacity for ten years or more retires or resigns as a board member, the board of directors will consider, in its discretion, approving the acceleration of the vesting of any unvested equity awards held by such non-employee director in recognition of the director’s long-term service to the Company.

Director Compensation Table

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended February 2, 2008.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert E. Camp	$59,000	$3,639	$25,078	—	—	—	$87,718
Robert C. Hamer III	$77,025	$3,639	$25,078	—	—	—	$105,742
Raymond C. Hemmig	$165,000	$3,639	$25,078	—	—	—	$193,717
Glenn J. Krevlin	$40,000	$3,639	$25,078	—	—	—	$68,717
M. Ann Rhoades	$61,500	$3,639	$25,078	—	—	—	$90,217
T. Michael Young	$83,000	$3,639	$25,078	—	—	—	$111,717

(1)	Mr. Friedman, the president, chief executive officer and chairman of the board of directors of the Company, is not included in this table as he is an employee of the Company and thus receives no compensation for his service as a director.

(2)	The amounts shown in column (c) represent the compensation costs of restricted stock units for financial reporting purposes for fiscal year 2007 under FAS 123(R), rather than an amount paid to or realized by the director. The FAS 123(R) value as of the grant date for restricted stock units is spread over the number of months of service required for the grant to become non-forfeitable. Compensation costs shown in column (c) reflect ratable amounts expensed for grants that were made in fiscal year 2007. As of February 2, 2008, each non-employee director had 7,500 restricted stock units. There can be no assurance that the FAS 123(R) amounts will ever by realized.

(3)	The amounts shown in column (d) represent the compensation costs of stock options for financial reporting purposes for fiscal year 2007 under FAS 123(R), rather than an amount paid to or realized by the director. The FAS 123(R) value as of the grant date for options is spread over the number of months of service required for the grant to become non-forfeitable. Compensation costs shown in column (d) reflect ratable amounts expensed for grants that were made in fiscal years 2007, 2006, 2005, 2004 and 2003. As of February 2, 2008, each non-employee director had the following aggregate number of options outstanding, respectively: Mr. Camp: 82,453; Mr. Hamer: 30,000; Mr. Hemmig: 97,849; Mr. Krevlin: 81,266; Ms. Rhoades: 30,000; and Mr. Young: 30,000. There can be no assurance that the FAS 123(R) amounts will ever by realized.

POTENTIAL PAYMENTS ON TERMINATION OR CHANGE IN CONTROL

The section below describes the estimated payments that may be made to the named executive officers upon a termination of their employment pursuant to individual agreements or in connection with a change in control of the Company.

Gary Friedman. We entered into a compensation and severance agreement with Mr. Friedman effective as of March 21, 2001, which was subsequently amended and restated as of February 5, 2004. The agreement provides Mr. Friedman with a number of benefits should his employment terminate. This agreement provides that we may condition Mr. Friedman’s receipt of severance benefits described below upon his delivery of a release of claims.

If Mr. Friedman’s employment is terminated by us for reasons other than for cause, or other than due to his disability, death or retirement, or is terminated by Mr. Friedman for good reason not within 18 months following a change in control of the Company as specified in the agreement, he is entitled to (a) continuation of his base salary at the time of termination (or, if greater, his salary in effect immediately before a reduction that constitutes good reason for termination) for 12 months or such longer period so that Mr. Friedman receives an aggregate minimum amount of such payments equal to $750,000, (b) a prorated bonus paid in a single lump sum based on 100% of the last annual bonus paid or payable to him prior to the termination date, (c) acceleration of stock options (and the lapse of any vesting repurchase rights with respect to shares acquired pursuant to such options) previously granted to him by the Company on or prior to the end of the Company’s first fiscal quarter of fiscal year 2004, and (d) acceleration of any other equity awards (and the lapse of any vesting repurchase rights with respect to such equity awards) granted to him, but in each case solely to the extent that such equity awards would have vested during the period of base salary continuation had he remained employed with the Company through such period. If we had terminated Mr. Friedman’s employment on February 2, 2008 for any of the reasons described above, Mr. Friedman would have received the following severance benefits under his agreement: (a) $750,000 payable in equal installments over 15 months, (b) a prorated bonus of $75,000 paid in a single lump sum, and (c) the acceleration of the vesting of stock options to purchase an aggregate of 250,000 shares of common stock, which stock options have a zero net value based on the difference between the weighted average exercise price of these options and $4.49, the closing price of the Company’s common stock on February 1, 2008.

If Mr. Friedman’s employment terminates within 18 months of a change of control of the Company (other than if terminated by us for cause, or due to his disability, death or retirement, or by Mr. Friedman other than for good reason), he is entitled to (a) a prorated bonus in a single lump sum based on 100% of the last annual bonus paid or payable to Mr. Friedman prior to the termination date or Mr. Friedman’s target bonus for the fiscal year in which the change of control of the Company occurs, if such target bonus is greater than the last annual bonus paid or payable to him, (b) an amount in cash payable in a single lump sum equal to three times the sum of (i) his base salary at the time of termination (or, if greater, his salary in effect immediately before a reduction that constitutes good reason for termination) and (ii) a bonus amount equal to 100% of the last annual bonus paid or payable to Mr. Friedman prior to the termination date or Mr. Friedman’s target bonus for the fiscal year in which the change of control of the Company occurs, if such target bonus is greater than the last annual bonus paid or payable to Mr. Friedman. Mr. Friedman’s agreement also provides that in the event of a change of control of the Company (regardless of whether or not Mr. Friedman’s employment is terminated in connection with such change of control), each equity award granted to him shall automatically accelerate and become immediately exercisable and any vesting repurchase rights with respect to shares previously acquired thereunder shall lapse. Mr. Friedman’s agreement further provides that in the event that any payment or benefit paid to Mr. Friedman pursuant to the terms of the agreement would be subject to certain excise taxes as described in the agreement, he will be entitled to receive an additional gross-up payment in an amount such that after the payment by Mr. Friedman of all taxes, he will retain an amount of the gross-up payment equal to such excise taxes imposed upon the payment or benefit paid to him. If we had terminated Mr. Friedman’s employment on February 2, 2008 in connection with a change of control as described above, Mr. Friedman would have received the following severance benefits under his agreement: (a) a single lump sum payment of $650,000 consisting of a pro rated bonus, (b) a single lump sum payment of $3,900,000 consisting of three times the sum of his base salary of $650,000 and 100% of his target bonus for fiscal year 2007 of $650,000, (c) the acceleration of the vesting of stock options to purchase an aggregate of 250,000 shares of common stock, which stock options have a zero net value based on the difference between the weighted average exercise price of these options and $4.49, the closing price of the Company’s common stock on February 1, 2008, (d) the acceleration of 100,000 restricted stock units, which have a net value of $449,000 based on $4.49 per share closing price of the Company’s common stock on February 1, 2008 and (e) a tax gross-up payment for excise taxes of $1,386,011.

Chris Newman. In connection with the hiring of Mr. Newman as our Chief Financial Officer, we agreed upon the terms and conditions of his employment in an offer letter dated February 28, 2006, which was subsequently amended on November 15, 2007. The amended offer letter provides that we may condition Mr. Newman’s receipt of severance payments described below upon his delivery of a release of claims.

The amended offer letter provides that should Mr. Newman’s employment be terminated by the Company not for cause, other than in connection with a change of control of the Company, Mr. Newman will receive salary continuation for a period of one year from such termination date and a prorated bonus based on his then current year’s incentive target bonus amount. If we had terminated Mr. Newman’s employment on February 2, 2008 not for cause, other than in connection with a change of control of the Company, Mr. Newman would have received the following severance benefits under his agreement paid in regular periodic payments over 12 months: (a) salary continuation at a rate equal to his annual base salary for fiscal year 2007 of $395,000, and (b) a prorated bonus of $158,000 based on his incentive target bonus amount for fiscal year 2007.

Pursuant to Mr. Newman’s amended offer letter, in the event of a change of control of the Company, the Company will pay Mr. Newman a retention bonus in the amount of $150,000, so long as he has continued to be employed by the Company through the consummation of the change of control, or his employment is terminated without cause within sixty (60) days before the change of control date. The amended offer letter provides that the foregoing amount will be paid within thirty (30) days after the change of control date, or within sixty (60) days following his “separation from service” under Section 409A in the event he is terminated without cause within sixty (60) days before the Change of Control Date with respect to a change of control that does not constitute a “change in ownership or effective control” or a “change in the ownership of a substantial portion of the assets” of the Company under Section 409A. In addition, the initial 200,000 options granted to Mr. Newman upon his employment with the Company will become fully vested and exercisable upon a change of control.

Mr. Newman’s amended offer letter further provides that should there be a change of control of the Company and Mr. Newman’s employment is, within 18 months thereafter, subject to an involuntary termination (including a termination by the Company without cause or by Mr. Newman for good reason), he will receive, in lieu of any other severance pursuant to the amended offer letter, salary continuation for a period of one year from such termination date at the rate of two times his then-current annual base salary plus two times his target bonus (which target bonus for this sole purpose is equal to $200,000). Mr. Newman’s agreement further provides that in the event that any payment or benefit paid to Mr. Newman pursuant to the terms of the agreement would be subject to certain excise taxes as described in the agreement, the payments to him under the agreement shall be reduced to the extent necessary so that no payment shall be subject to such excise taxes. If we had terminated Mr. Newman’s employment on February 2, 2008 in connection with a change of control as described above, Mr. Newman would have received the following severance benefits under his agreement: (a) salary continuation paid in regular periodic payments over 12 months in the aggregate amount of $1,190,000, (b) the acceleration of the vesting of stock options to purchase an aggregate of 200,000 shares of common stock, which had a zero net value based on the difference between the exercise price of these options of $5.70 per share and $4.49, the closing price of the Company’s common stock on February 1, 2008, and (c) a retention bonus of $150,000.

Ken Dunaj. In connection with the hiring of Mr. Dunaj as our Chief Operating Officer, we agreed upon the terms and conditions of his employment in an offer letter dated May 5, 2006, which was subsequently amended on November 15, 2007. The amended offer letter provides that we may condition Mr. Dunaj’s receipt of severance payments described below upon his delivery of a release of claims.

The amended offer letter provides that should Mr. Dunaj’s employment be terminated by the Company not for cause, other than in connection with a change of control of the Company, Mr. Dunaj will receive salary continuation for a period of one year from such termination date. If we had terminated Mr. Dunaj’s employment on February 2, 2008 not for cause, other than in connection with a change of control of the Company, Mr. Dunaj would have received salary continuation at a rate equal to his annual base salary for fiscal year 2007 of $500,000 paid in regular periodic payments over 12 months.

Pursuant to Mr. Dunaj’s amended offer letter, in the event of a change of control of the Company, the Company will pay Mr. Dunaj a retention bonus in the amount of $250,000, so long as he has continued to be employed by the Company through the consummation of the change of control, or his employment is terminated without cause within sixty (60) days before the change of control date. The amended offer letter provides that the foregoing amount will be paid within thirty (30) days after the change of control date, or within sixty (60) days following his “separation from service” under Section 409A in the event he is terminated without cause within sixty (60) days before the Change of Control Date with respect to a change of control that does not constitute a “change in ownership or effective control” or a “change in the ownership of a substantial portion of the assets” of the Company under Section 409A. In addition, the initial 400,000 options granted to Mr. Dunaj upon his employment with the Company will become fully vested and exercisable upon a change of control.

Mr. Dunaj’s amended offer letter further provides that should there be a change of control of the Company and Mr. Dunaj’s employment is, within 18 months thereafter, subject to an involuntary termination (including a termination by the Company without cause or by Mr. Dunaj for good reason), he will receive, in lieu of any other severance pursuant to the amended offer letter, salary continuation for a period of one year from such termination date at the rate of two times his then-current annual base salary plus two times his target bonus (which target bonus for this sole purpose is equal to $300,000). Mr. Dunaj’s agreement further provides that in the event that any payment or benefit paid to Mr. Dunaj pursuant to the terms of the agreement would be subject to certain excise taxes as described in the agreement, the payments to him under the agreement shall be reduced to the extent necessary so that no payment shall be subject to such excise taxes. If we had terminated Mr. Dunaj’s employment on February 2, 2008 in connection with a change of control as described above, Mr. Dunaj would have received the following severance benefits under his agreement: (a) salary continuation paid in regular periodic payments over 12 months in the aggregate amount of $1,400,000, (b) the acceleration of the vesting of stock options to purchase an aggregate of 400,000 shares of common stock, which had a zero net value based on the difference between the exercise price of these options of $6.77 per share and $4.49, the closing price of the Company’s common stock on February 1, 2008, and (c) a retention bonus of $250,000.

Bonnie McConnell-Orofino. We agreed to certain terms and conditions of Ms. McConnell-Orofino’s employment in a letter agreement dated June 5, 2006. The letter agreement provides that we may condition Ms. McConnell-Orofino’s receipt of the following severance payments and benefits upon her delivery of a release of claims.

The letter agreement provides that should Ms. McConnell-Orofino’s employment be terminated by the Company not for cause, other than in connection with a change of control of the Company, Ms. McConnell-Orofino will receive salary continuation for a period of one year from such termination date. If we had terminated Ms. McConnell-Orofino’s employment on February 2, 2008 not for cause, other than in connection with a change of control of the Company, Ms. McConnell-Orofino would have received salary continuation paid in regular periodic payments over 12 months at a rate equal to her annual base salary for fiscal year 2007 of $370,000.

Ms. McConnell-Orofino’s letter agreement further provides that should there be a change of control of the Company and Ms. McConnell-Orofino’s employment is, within 12 months thereafter, subject to an involuntary termination (including a termination by the Company without cause or by Ms. McConnell-Orofino for good reason), she will receive, in lieu of any other severance pursuant to the offer letter, salary continuation for a period of one year from such termination date. Ms. McConnell-Orofino’s agreement further provides that in the event that any payment or benefit paid to Ms. McConnell-Orofino pursuant to the terms of the agreement would be subject to certain excise taxes as described in the agreement, the payments to her under the agreement shall be reduced to the extent necessary so that no payment shall be subject to such excise taxes. If we had terminated Ms. McConnell-Orofino’s employment on February 2, 2008 in connection with a change of control as described above, Ms. McConnell-Orofino would have received salary continuation paid in regular periodic payments over 12 months at a rate equal to her annual base salary for fiscal year 2007 of $370,000.

Ian B. Sears. We agreed to certain terms and conditions of Mr. Sears’ employment in a letter agreement dated May 13, 2007. The letter agreement provides that we may condition Mr. Sears’ receipt of the severance payments and benefits described below upon his delivery of a release of claims.

The letter agreement provides that should Mr. Sears’ employment be terminated by the Company not for cause, other than in connection with a change of control of the Company, Mr. Sears will receive salary continuation for a period of one year from such termination date and a pro-rated bonus based on the midpoint amount of his target incentive bonus for the then current year. If we had terminated Mr. Sears’ employment on February 2, 2008 not for cause, other than in connection with a change of control of the Company, Mr. Sears would have received (a) salary continuation paid in regular periodic payments over 12 months at a rate equal to his annual base salary for fiscal year 2007 of $300,000 and (b) a prorated bonus of $90,000 based on his incentive target bonus amount for fiscal year 2007.

Mr. Sears’ letter agreement further provides that should there be a change of control of the Company and Mr. Sears’ employment is, within 12 months thereafter, subject to an involuntary termination (including a termination by the Company without cause or by Mr. Sears for good reason), he will receive, in lieu of any other severance pursuant to the offer letter, salary continuation for a period of one year from such termination date and a pro-rated bonus based on the midpoint amount of his target incentive bonus for the then current year. Mr. Sears’ agreement further provides that in the event that any payment or benefit paid to Mr. Sears pursuant to the terms of the agreement would be subject to certain excise taxes as described in the agreement, the payments to him under the agreement shall be reduced to the extent necessary so that no payment shall be subject to such excise taxes. If we had terminated Mr. Sears’ employment on February 2, 2008 in connection with a change of control as described above, Mr. Sears would have received (a) salary continuation paid in regular periodic payments over 12 months at a rate equal to his annual base salary for fiscal year 2007 of $300,000 and (b) a prorated bonus of $90,000 based on his incentive target bonus amount for fiscal year 2007.

All of the company’s named executive officers are eligible to participate in the change in control severance plan. However, if the amount to be received by the executive officer under his or her individual employment agreement with the Company equals or exceeds the amount the executive officer would receive under the change in control severance plan, the executive officer will not receive any separate benefits under the change in control severance plan. The employment letter agreements entered into between the Company and each of the named executive officers provides for the payment of severance and/or change in control benefits that equal or exceed the amounts payable under the change in control severance plan.

In addition to any vesting acceleration provisions described above, the stock option and restricted stock unit agreements with all of our named executive officers provide that, except as otherwise described above, the vesting of their options and restricted stock units shall accelerate upon a change of control if their options or restricted stock units, as the case may be, are not assumed by the successor entity in a change of control of the Company (regardless of whether or not their employment is terminated in connection therewith). None of our named executive officers has any other agreement with the Company providing for payments upon a termination of their employment or in connection with a change in control of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of May 2, 2008, by (i) all persons who are beneficial owners of 5% or more of that class, (ii) each director, (iii) each named executive officer, and (iv) all current directors and executive officers as a group. The table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable. Unless otherwise indicated, the principal address of each of the stockholders listed below is c/o Restoration Hardware, Inc., 15 Koch Road, Suite J, Corte Madera, California 94925.

Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Class of Shares Beneficially Owned(1)
Sears Holding Corp(2)	5,307,832	13.62%
3333 Beverly Road, Hoffman Estates, Illinois 60179
Glenn J. Krevlin(3)	5,067,112	12.98%
Palo Alto Investors, LLC(4)	4,474,800	11.48%
470 University Avenue, Palo Alto, CA 94301
Gary G. Friedman(5)	3,779,917	9.41%
Vardon Capital, LLC	3,449,055	8.85%
120 West 45th Street, 17th Floor, New York, NY 10036
Reservoir Capital Partners, L.P. and affiliates(6)	2,526,509	6.48%
650 Madison Avenue, 26th Floor, New York, NY 10022
Raymond C. Hemmig(7)	327,134	*
Robert E. Camp(8)	153,692	*
Ken Dunaj(9)	208,750	*
Chris Newman(9)	106,250	*
Bonnie Orofino(9)	136,670	*
Robert C. Hamer III(10)	40,000	*
M. Ann Rhoades(11)	41,137	*
Ian B. Sears(12)	50,250	*
T. Michael Young(9)	24,375	*
Vivian Macdonald(9)	26,500	*
All current directors and executive officers as a group (12 persons)	9,963,787	24.30%

*	Less than one percent of our outstanding securities.

(1)	The percentage of class beneficially owned is based on 38,969,600 shares of common stock outstanding as of May 2, 2008. Shares of common stock subject to stock options which are currently exercisable or will become exercisable within 60 days of May 2, 2008, are deemed outstanding for computing the percentage of the person or group holding such options, but are not deemed outstanding for computing the percentage of any other person or group.

(2)	Based on the Schedule 13D/A filed on March 3, 2008 by Sears Holdings Corporation.

(3)

Based on information provided by Glenn G. Krevlin, Glenhill Advisors, LLC, Glenhill Capital LP, Glenhill Capital Overseas Master fund, LP and Glenhill Concentrated Long Master Fund, LLC regarding Mr. Krevlin’s expected beneficial ownership of our common stock as of May 2, 2008. Includes 2,244,179 shares of common stock held by Glenhill Capital LP, 1,388,354 shares of common stock held by Glenhill Capital Overseas Partners Ltd., 1,298,100 shares of common stock owned by Glenhill Concentrated Long Master Fund LLC and 60,838 shares of common stock held by Mr. Krevlin. Also includes 75,641 shares of common stock subject to options exercisable within 60 days of May 2, 2008, held by Mr. Krevlin. Mr. Krevlin is the managing member of Krevlin Advisors, LLC, whose subsidiary, GJK Capital Management, LLC, is the general partner of Glenhill Capital LP. Mr. Krevlin also is the managing member of Glenhill Overseas Management, LLC, which serves as the investment manager for Glenhill Capital Overseas Partners Ltd. Glenhill Capital LP and Glenhill Capital Overseas Partners Ltd. have sole voting and investment power with regard to shares that each owns directly. Mr. Krevlin has sole voting and investment power with regard to all shares beneficially owned. Mr. Krevlin disclaims beneficial ownership of the shares held by Glenhill Capital LP, Glenhill Capital Overseas Partners Ltd. and Glenhill Concentrated Long Master Fund LLC except to the extent of his pecuniary interest therein.

(4)	Based on information provided by Palo Alto Investors, LLC, Palo Alto Investors Palo Alto Small Cap Master Fund, L.P., Micro Cap Partners, L.P., UBTI Free, L.P. and William Leland Edwards regarding such entities’ expected beneficial ownership of our common stock as of May 2, 2008. Palo Alto Investors, Inc. is the manager of Palo Alto Investors. Palo Alto Investors, Inc. is the controlling shareholder of Palo Alto Investors.

(5)	Based on information provided by Gary G. Friedman regarding Mr. Friedman’s expected beneficial ownership of our common stock as of May 2, 2008. Includes 1,200,000 shares of common stock subject to options exercisable within 60 days of May 2, 2008, held by Mr. Friedman. Also, includes 100,000 shares held by Mr. Friedman through an individual retirement account and 125,698 shares held by the spouse of Mr. Friedman.

(6)	Based on information provided by RCGM, LLC (f/k/a Reservoir Capital Management, L.L.C.), Reservoir Capital Group, L.L.C., Reservoir Master Fund, L.P., Reservoir PCA Fund (Cayman), L.P. and RMF GP, LLC, regarding such entities’ expected beneficial ownership of our common stock as of May 2, 2008.

(7)	Includes 92,224 shares of common stock subject to options exercisable within 60 days of May 2, 2008, held by Mr. Hemmig. Also includes 2,800 shares of common stock held by Kristen Hemmig, 2,800 shares of common stock held by Karin Hemmig, 2,800 shares of common stock held by Kimberly Hemmig and 2,800 shares of common stock held by Karolyn Hemmig, each of whom is Mr. Hemmig’s daughter. Mr. Hemmig disclaims beneficial ownership of the shares of common stock held by his daughters.

(8)	Includes 76,828 shares of common stock subject to options exercisable within 60 days of May 2, 2008, held by Robert Camp. Also includes 7,000 shares owned by Mr. Camp’s spouse in an individual retirement account.

(9)	Consists entirely of shares of common stock subject to options exercisable within 60 days of May 2, 2008, held by such executive officer or director.

(10)	Includes 25,000 shares of common stock subject to options exercisable within 60 days of May 2, 2008, held by Mr. Hamer.

(11)	Includes 24,375 shares of common stock subject to options exercisable within 60 days of May 2, 2008, held by Ms. Rhoades.

(12)	Includes 42,500 shares of common stock subject to options exercisable within 60 days of May 2, 2008, held by Ian B. Sears.

Equity Compensation Plan Information

The following table sets forth information regarding our compensation plans under which equity securities are authorized for issuance to our employees or non-employees, including our directors, as of February 2, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	6,125,451	$6.24	3,763,854
Equity compensation plans not approved by security holders	296,668	$4.70	779,999
Total	6,422,119	$6.16	4,543,853

The following is a description of the material features of our equity compensation plans that were not approved by our stockholders.

In May 2001, our board of directors adopted a stock option program (the “Program”) outside of our prior stock incentive plan, the 1998 Stock Incentive Plan, pursuant to which options exercisable for up to 1,000,000 shares of common stock may be granted. Under the Program, the board of directors authorized a special purpose committee of the board of directors to administer the Program. The special purpose committee may make non-statutory stock option grants to individuals as inducements to enter employment with the Company or, to the extent otherwise allowed under NASDAQ rules, as inducements to continue their employment with the Company, provided that in either case the terms of such grants are substantially similar to the terms of the stock option grants made pursuant to the 1998 Stock Incentive Plan. However, the special purpose committee may not grant an option to acquire more than 50,000 shares to any one individual. Additionally, under the Program, options may be granted with an exercise price below the market price on the NASDAQ Global Market on the date of grant, provided the special purpose committee first obtains approval of such grants from either our board of directors or our compensation committee. In no event may any option have an exercise price less than $2.00 per share. Vesting, exercise prices and other terms of the options are fixed by the special committee. Generally, options vest in one-third increments over a three-year period and have a term of not more than 10 years from the grant date. Our board of directors or the compensation committee may, in either’s sole discretion and at any time, restrict or withdraw from the special purpose committee, as to any particular matters or categories of matters, the authority to make any or particular option grants under the Program.

On March 18, 2001, our board of directors approved the grant of a non-statutory stock option to our Chief Executive Officer, Gary G. Friedman, to acquire 200,000 shares of common stock at an exercise price of $6.00 per share. One-third of the shares vested upon completion of each year of service by Mr. Friedman to the Company. The option will expire on March 17, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures with Respect to Related Party Transactions

The board is committed to upholding the highest legal and ethical conduct in fulfilling its responsibilities and recognizes that related party transactions can present a heightened risk of potential or actual conflicts of interest. Accordingly, as a general matter, it is the Company’s preference to avoid related party transactions.

The Company’s audit committee charter requires that members of the audit committee, all of whom are independent directors, review and approve all related party transactions for which such approval is required under applicable law, including SEC and NASDAQ rules. Current SEC rules define a related party transaction to include any transaction, arrangement or relationship in which the Company is a participant and in which any of the following persons has or will have a direct or indirect interest:

•	an executive officer, director or director nominee of the Company;

•	any person who is known to be the beneficial owner of more than 5% of the Company’s common stock;

•

any person who is an immediate family member (as defined under Item 404 of Regulation S-K) of an executive officer, director or director nominee or beneficial owner of more than 5% of the Company’s common stock;

•

any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person, together with any other of the foregoing persons, has a 5% or greater beneficial ownership interest.

All related party transactions shall be disclosed in the Company’s applicable filings with the SEC as required under SEC rules.

Agreement and Plan of Merger

Pursuant to the terms of the Amended Merger Agreement with Parent and Merger Sub, Merger Sub will merge with and into the Company, with the Company as the surviving corporation of the Merger.

Treatment of Options and Restricted Stock Units

As of the effective time of the Merger:

•

each outstanding option to purchase shares of our common stock, whether vested or unvested, will be canceled and shall be exchanged for a cash payment to be made no later than the end of the first payroll cycle following the effective time of the Merger (without interest, and less any required withholding tax) equal to the product of (i) the excess of $4.50 over the exercise price per share under such option and (ii) the number of shares subject to such option;

•

each restricted stock unit, which entitles the holder thereof to shares of common stock upon the vesting of such unit, shall either (i) be assumed with a comparable equity award of Parent or (ii) be replaced with a cash incentive program of the Company, which in either case preserves the compensation element of such restricted stock units existing at the effective time and the vesting terms of the restricted stock units and, in the case of (ii) above, provides for subsequent payout in cash on each subsequent vesting date of an amount equal to the product of (A) the number of shares previously subject to such restricted stock unit that then vest and (B) $4.50, less any required withholding tax; and

•

notwithstanding the foregoing, restricted stock units granted to the Company’s non-employee directors fully vest in connection with the Merger by their terms, and restricted stock units granted to Mr. Friedman fully vest in connection with the Merger pursuant to Mr. Friedman’s employment agreement with the Company.

We estimate the amounts that will be payable to Mr. Friedman and Ms. Orofino in settlement of stock options and restricted stock units in connection with the Merger will be $450,000 and $74,064, respectively. None of our other named executive officers will receive payments in settlement of stock options and restricted stock units in connection with the Merger. We estimate the aggregate amount that will be payable to all directors and executive officers in settlement of stock options and restricted stock units to be approximately $920,654. Mr. Friedman and Mr. Krevlin (through certain funds affiliated with Glenhill Advisors, LLC) will contribute a portion of their shares of the Company’s common stock to Parent in exchange for equity interests in Parent as described further below.

Management Employment Agreements

As described above in Item 11 under the heading “Potential Payments on Termination or Change in Control”, each of Mr. Friedman, Mr. Newman, Mr. Dunaj, Ms. Orofino and Mr. Sears is party to an employment letter agreement with the Company that would provide benefits to the executive in the event of specified triggering events in connection with a change of control of the Company such as the proposed Merger.

Change in Control Severance Plan and Change of Control Retention Plan

In connection with the Amended Merger Agreement, the Company adopted both a change in control severance plan and a change in control retention plan. The Company’s change in control severance plan generally provides certain severance and other benefits to an eligible employee in the event the employee’s employment with the Company is terminated by the Company without cause or the employee resigns for “good reason,” in each case within one year following a change in control of the Company. The Company’s change in control retention plan provides an eligible employee under the plan a bonus if such employee remains employed by the Company up to the date on which the Merger is consummated.

All of the company’s executive officers are eligible to participate in the change in control severance plan. However, if the amount to be received by the executive officer under his or her individual employment agreement with the Company equals or exceeds the amount the executive officer would receive under the change in control severance plan, the executive officer will not receive any separate benefits under the change in control severance plan. Other than with respect to Ms. Macdonald, the employment letter agreements entered into between the Company and each of the Company’s executive officers provides for the payment of severance and/or change in control benefits that equal or exceed the amounts payable under the change in control severance plan. Pursuant to the change in control severance plan, if the employment of Ms. Macdonald is terminated without cause or she resigns for good reason within one year following the effective time of the Merger, she is entitled to receive salary continuation for a period of 26 weeks from her termination date. In addition, Ms. Macdonald and her family is eligible for continued participation in the Company’s medical and dental plans at the Company’s expense for 26 weeks following her employment termination. As discussed above, Ms. Macdonald has informed the Company that she plans to leave the Company shortly after the closing of the Merger. Ms. Macdonald would not be eligible to receive the benefits under the change in control severance plan if she voluntarily leaves the Company.

Ms. Macdonald also is an eligible employee under the change in control retention plan. Ms. Macdonald is entitled to a $25,000 bonus if she remains employed with the Company up to the date on which the Merger is consummated pursuant to the change in control retention plan.

Rollover Contribution

Immediately prior to completion of the Merger, it is expected that Mr. Friedman and Mr. Krevlin (through certain funds affiliated with Glenhill Advisors, LLC) will contribute approximately 1,000,000 and 3,632,533 shares, respectively, of the Company’s common stock to Parent in exchange for equity interests of Parent representing approximately 2.1% and 7.5%, respectively, of the fully-diluted outstanding equity interests of Parent immediately following the effective time of the Merger. In addition, Parent has agreed to reimburse the Participants, including Mr. Friedman and certain funds controlled by Mr. Krevlin (each of whom is a Participant), for all reasonable out-of-pocket costs and expenses incurred in connection with the transactions contemplated by the Rollover Agreements and the Investment Agreement in an amount not to exceed $50,000 per Participant.

Voting Agreement

In connection with the Amended Merger Agreement, each of Gary Friedman, our Chairman, President and Chief Executive Officer, Glenn Krevlin, a member of our Board of Directors, and certain funds of Glenhill Advisors, LLC, entered into separate stockholder voting agreements with the Company. Mr. Krevlin has sole voting power and investment power with respect to shares beneficially owned by such funds of Glenhill Advisors, LLC. Such stockholder voting agreements provide, among other things, that Mr. Friedman, Mr. Krevlin and such funds have agreed to vote for and support the Merger.

Total Consideration to be Received by Directors and Executive Officers

The following table reflects the consideration expected to be received by each of our directors and executive officers in connection with the Merger:

	Cash Merger Consideration to be Received for Company Common Stock	Cash to be Received for Company Options	Cash to be Received for Vested Restricted Stock Units	Cash Retention Bonus	Total Consideration(1)
Gary G. Friedman	$6,543,986	$—	$450,000	$—	$6,993,986
Robert E. Camp(2)	$345,888	$29,971	$33,750	$—	$409,609
Robert C. Hamer III(2)	$67,500	$—	$33,750	$—	$101,250
Raymond C. Hemmig(2)	$1,006,695	$81,702	$33,750	$—	$1,122,147
Glenn J. Krevlin	$6,115,221	$82,417	$33,750	$—	$6,231,388
M. Ann Rhoades(2)	$84,429	$—	$33,750	$—	$118,179
T. Michael Young(2)	$—	$—	$33,750	$—	$33,750
Chris Newman	$—	$—	$—	$150,000	$150,000
Ken Dunaj	$—	$—	$—	$250,000	$250,000
Bonnie Orofino	$—	$74,064	$—	$—	$74,064
Ian B. Sears	$34,875	$—	$—	$—	$34,875
Vivian Macdonald	$—	$—	$—	$25,000	$25,000

(1)	Does not include value of equity interest in Parent exchanged for common stock of the Company.

(2)	Does not include independent committee fees. The fees paid to the independent committee members are discussed above in Item 11 under the heading “Director Compensation.”

Director Independence

See “Director Independence” and “Meetings and Committees of the Board of Directors” under Item 10 of this Form 10-K/A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of our annual consolidated financial statements for the years ended February 2, 2008 (“fiscal year 2007”) and February 3, 2007 (“fiscal year 2006”), and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

	Fiscal Year 2007	Fiscal Year 2006
Audit Fees(1)	$1,441,000	$1,431,000
Audit-Related Fees(2)	73,000	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—

Total Fees	$1,514,000	$1,431,000

(1)	“Audit Fees” consist of fees for professional services rendered for the audit of our fiscal year 2007 and fiscal 2006 annual-consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Deloitte & Touche LLP in connection with regulatory filings.

(2)	“Audit-Related Fees” consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, including services in connection with assisting the Company in its compliance with its obligations under Section 404 of the Sarbanes-Oxley Act and related regulations. In addition, such fees include fees incurred in connection with the merger agreement entered into with affiliates of Catterton Partners. Such fees are not reported under “Audit Fees.”

(3)	“Tax Fees” consist of fees billed for professional services rendered for tax compliance, including preparation of federal, state and international tax returns, tax advice and tax planning, and transfer price consulting.

(4)	“All Other Fees” consist of fees for products and services other than the services reported above.

All services performed by the Company’s independent auditors, whether audit or non-audit services, are pre-approved by the full audit committee (other than non-audit services that satisfy a de minimis exception provided by SEC rules). The audit committee has delegated to the chairman of the audit committee authority to negotiate and execute on behalf of the audit committee specific engagement letters with the independent auditors for the provision of pre-approved audit and non-audit services, provided that the chairman reports such engagement to the audit committee at its next regularly scheduled meeting.

The audit committee’s charter provides that, consistent with SEC rules, the audit committee may delegate the duty to pre-approve audit and non-audit services to one or more designated members of the audit committee with any such pre-approval reported to the full audit committee at its next regularly scheduled meeting. The audit committee charter also provides that any such designated member(s) of the audit committee shall have the authority to approve non-audit services, already commenced by the independent auditor, if (i) the aggregate amount of all such services provided constitutes no more than five percent (5%) of the total amount of revenues paid by the Company to the independent auditor during the fiscal year in which the services are provided, (ii) such services were not recognized by the Company at the time of the engagement to be non-audit services and (iii) such services are promptly brought to the attention of the Committee and approved by such designated member(s) prior to the completion of the audit.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESTORATION HARDWARE, INC.

Date: June 2, 2008	By:	/s/ Chris Newman
Chris Newman Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
2.1	Agreement and Plan of Merger (incorporated by reference to exhibit number 2.1 of the Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 8, 2007)

2.2	Amendment No. 1 to the Agreement and Plan of Merger (incorporated by reference to exhibit number 2.1 of the Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on January 24, 2008)

3.1	Second Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to exhibit number 3.1 of the Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on October 24, 2001)

3.2	Amended and Restated Bylaws, as amended to date (incorporated by reference to exhibit number 3.1 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on January 7, 2008)

3.3	Reference is made to Exhibit 4.4

4.1	Reference is made to Exhibit 3.1

4.2	Reference is made to Exhibit 3.2

4.3	Specimen Common Stock Certificate (incorporated by reference to exhibit number 4.3 of the Registration Statement on Form S-1/A (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 2, 1998)

4.4	Certificate of Designation of Series A and Series B Preferred Stock (incorporated by reference to exhibit number 4.6 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

4.5	Consent and Waiver Regarding Additional Financing (incorporated by reference to exhibit number 10.2 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on May 23, 2001)

4.6	Amended and Restated Letter Agreement, dated as of March 21, 2001, by and among certain holders of Series A preferred stock (incorporated by reference to exhibit number 4.9 of the Registration Statement on Form S-3/A (File No. 333-70624) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on January 4, 2002)

4.7	Amendment to Letter Agreement, effective as of November 1, 2001, by and among certain holders of Series A preferred stock (incorporated by reference to exhibit number 4.10 of the Registration Statement on Form S-3/A (File No. 333-70624) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 3, 2002)

10.1*	Form of 1995 Stock Option Plan (incorporated by reference to exhibit number 10.1 of the Registration Statement on Form S-1 (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 24, 1998)

10.2*	Form of 1998 Employee Stock Purchase Plan (incorporated by reference to exhibit number 10.3 of the Registration Statement on Form S-1 (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 24, 1998)

10.3	Form of Indemnification Agreement with Officers and Directors (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended April 30, 2006 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 9, 2006)

10.4	Office Lease, dated February 21, 1997, between Restoration Hardware, Inc. and Paradise Point Partners (incorporated by reference to exhibit number 10.10 of the Registration Statement on Form S-1 (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 24, 1998)

10.5	Standard Industrial/Commercial Multi-Tenant Lease-Gross, dated May 12, 1997, between Restoration Hardware, Inc. and Mortimer B. Zuckerman (incorporated by reference to exhibit number 10.11 of the Registration Statement on Form S-1 (File No. 333-51027) filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 24, 1998)

10.6	Amended and Restated Investor Rights Agreement, dated as of March 21, 2001, between Restoration Hardware, Inc. and the Series A and B Preferred Stock Investors (incorporated by reference to exhibit number 10.18 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.7	Amended and Restated Series A and B Preferred Stock Purchase Agreement, dated as of March 21, 2001, between Restoration Hardware, Inc. and the Series A and B Preferred Stock Investors (incorporated by reference to exhibit number 10.19 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.8*	Offer of Employment Letter for Mr. Gary G. Friedman dated as of March 15, 2001 (incorporated by reference to exhibit number 10.30 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.9*	Stock Purchase Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 18, 2001 (incorporated by reference to exhibit number 10.33 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.10*	Early Exercise Stock Purchase Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 18, 2001 (incorporated by reference to exhibit number 10.34 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.11*	Notice of Grant of Stock Option for Gary G. Friedman (incorporated by reference to exhibit number 10.36 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.12*	Stock Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated as of March 18, 2001 (incorporated by reference to exhibit number 10.37 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 2, 2001)

10.13*	Form of Non-Plan Notice of Grant of Stock Option and Stock Option Agreement (incorporated by reference to exhibit number 10.42 of Form 10-Q for the quarterly period ended November 3, 2001 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 18, 2001)

10.14	Letter Agreement between Restoration Hardware, Inc. and certain investors named therein, dated as of August 2, 2002 (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended August 3, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 17, 2002)

10.15*	Notice of Grant of Stock Option and Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated March 18, 2001 (incorporated by reference to exhibit number 10.3 of Form 10-Q for the quarterly period ended August 3, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 17, 2002)

10.16*	1998 Stock Incentive Plan Amended and Restated on October 9, 2002 (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended November 2, 2002 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 23, 2002)

10.17*	Form of Notice of Grant of Stock Option and Stock Option Agreement for the Discretionary Option Grant Program under the Restoration Hardware, Inc. 1998 Stock Incentive Plan as Amended and Restated October 9, 2002 (incorporated by reference to exhibit number 10.1 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 9, 2004)

10.18*	Form of Notice of Grant of Stock Option, Stock Option Agreement and Early Exercise Stock Purchase Agreement for the Automatic Option Grant Program under the Restoration Hardware, Inc. 1998 Stock Incentive Plan as Amended and Restated October 9, 2002 (incorporated by reference to exhibit number 10.2 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 9, 2004)

10.19*	Form of Notice of Grant of Stock Option and Stock Option Agreement for the Director Fee Option Grant Program under the Restoration Hardware, Inc. 1998 Stock Incentive Plan as Amended and Restated October 9, 2002 (incorporated by reference to exhibit number 10.3 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 9, 2004)

10.20*	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and John W. Tate, dated August 24, 2004 (incorporated by reference to exhibit number 10.4 of Form 10-Q for the quarterly period ended October 30, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 3, 2004)

10.21*	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and John W. Tate, dated August 24, 2004 (incorporated by reference to exhibit number 10.5 of Form 10-Q for the quarterly period ended October 30, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 3, 2004)

10.22	Lease Agreement between Restoration Hardware, Inc. and ProLogis, dated March 9, 2004 (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.23*	Compensation and Severance Agreement between Restoration Hardware, Inc. and Gary G. Friedman, amended and restated February 5, 2004 (incorporated by reference to exhibit number 10.2 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.24*	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated February 5, 2004 (incorporated by reference to exhibit number 10.3 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.25*	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated February 5, 2004 (incorporated by reference to exhibit number 10.4 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.26*	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and Gary G. Friedman, dated February 5, 2004 (incorporated by reference to exhibit number 10.5 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.27*	Restoration Hardware, Inc. 2004 Senior Executive Bonus Plan (incorporated by reference to exhibit number 10.7 of Form 10-Q for the quarterly period ended May 1, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 7, 2004)

10.28	Letter Agreement, dated as of August 17, 2004, by and among Restoration Hardware, Inc. and the investors named therein (incorporated by reference to exhibit number 10.5 of Form 10-Q for the quarterly period ended July 31, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on August 30, 2004)

10.29*	Notice of Grant of Stock Option and Stock Option Agreement between Restoration Hardware, Inc. and John W. Tate, dated August 24, 2004 (incorporated by reference to exhibit number 10.4 of Form 10-Q for the quarterly period ended October 30, 2004 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 3, 2004)

10.30	Amendment No. 6 to the Seventh Amended and Restated Loan and Security Agreement dated as of July 29, 2006, among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Fleet Retail Group, LLC, The CIT Group/Business Credit, Inc. and Wells Fargo Retail Finance, LLC (incorporated by reference to exhibit number 10.1 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on August 4, 2006)

10.31	Letter Agreement dated as of July 30, 2006, between Restoration Hardware, Inc and Holders of Series A Preferred Stock Regarding Conversion of Series A Preferred Stock and Waiver of Certain Rights (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended July 30, 2006 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 6, 2006)

10.32*	Employment Offer Letter, dated February 28, 2006, from Restoration Hardware, Inc. to Chris Newman (incorporated by reference to exhibit number 10.44 of Form 10-K for the year ended January 28, 2006 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 12, 2006)

10.33*	Employment Offer Letter, dated May 9, 2006, from Restoration Hardware, Inc. to Ken Dunaj (incorporated by reference to exhibit number 10.45 of Form 10-Q for the quarterly period ended July 29, 2006 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 7, 2006)

10.34*	Employment Offer Letter, dated June 2, 2006, from Restoration Hardware, Inc. to Vivian Macdonald (incorporated by reference to exhibit number 10.46 of Form 10-Q for the quarterly period ended July 29, 2006 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 7, 2006)

10.35*	Letter Agreement, dated June 5, 2006, between Restoration Hardware, Inc. and Bonnie McConnell-Orofino (incorporated by reference to exhibit number 10.47 of Form 10-Q for the quarterly period ended July 29, 2006 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 7, 2006)

10.36	Eighth Amended and Restated Loan and Security Agreement dated as of June 19, 2006 among the Company, The Michaels Furniture Company, Inc, Bank of America, N.A., The CIT Group/Business Credit, Inc., Wells Fargo Retail Finance, LLC and Fleet Retail Group, LLC. (incorporated by reference to exhibit number 10.1 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 21, 2006)

10.37*	Form of Restricted Stock Unit Agreement (incorporated by reference to exhibit number 10.1 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on April 11, 2007)

10.38	Amendment No. 1 to the Eighth Amended and Restated Loan and Security Agreement dated as of June 19, 2006 among the Company, The Michaels Furniture Company, Inc, Bank of America, N.A., The CIT Group/Business Credit, Inc., Wells Fargo Retail Finance, LLC and Fleet Retail Group, LLC (incorporated by reference to exhibit number 10.1 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on May 3, 2007)

10.39*	1998 Stock Incentive Plan Amended and Restated on April 9, 2007 (incorporated by reference to exhibit number 10.2 of Form 10-Q for the quarterly period ended May 5, 2007 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 14, 2007)

10.40*	Summary of Compensation of Named Executive Officers for Fiscal Year 2006 (incorporated by reference to exhibit number 10.3 of Form 10-Q for the quarterly period ended May 5, 2007 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on June 14, 2007)

10.41*	2007 Stock Incentive Plan (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended August 4, 2007 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 13, 2007)

10.42*	Form of Notice of Stock Option Award (incorporated by reference to exhibit number 10.2 of Form 10-Q for the quarterly period ended August 4, 2007 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 13, 2007)

10.43*	Form of Notice of Non-Qualified Stock Option Award (incorporated by reference to exhibit number 10.3 of Form 10-Q for the quarterly period ended August 4, 2007 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 13, 2007)

10.44*	Form of Notice of Restricted Stock Unit Award for Employees (incorporated by reference to exhibit number 10.4 of Form 10-Q for the quarterly period ended August 4, 2007 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 13, 2007)

10.45*	Form of Notice of Restricted Stock Unit Award for Non-Employee Directors (incorporated by reference to exhibit number 10.5 of Form 10-Q for the quarterly period ended August 4, 2007 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on September 13, 2007)

10.46*	Change in Control Severance Plan (incorporated by reference to exhibit number 10.1 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 8, 2007)

10.47*	Change in Control Retention Plan (incorporated by reference to exhibit number 10.2 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 8, 2007)

10.48*	Amendment No. 1 to the Offer Letter between Restoration Hardware, Inc. and Chris Newman (incorporated by reference to exhibit number 10.1 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 16, 2007)

10.49*	Amendment No. 1 to the Offer Letter between Restoration Hardware, Inc. and Ken Dunaj (incorporated by reference to exhibit number 10.2 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 16, 2007)

10.50†	Lease Agreement by and between Duke Realty Limited Partnership and Restoration Hardware, Inc. (incorporated by reference to exhibit number 10.1 of Form 10-Q for the quarterly period ended November 3, 2007 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 13, 2007)

10.51	Amendment No. 1 to the Lease Agreement by and between Duke Realty Limited Partnership and Restoration Hardware, Inc. (incorporated by reference to exhibit number 10.2 of Form 10-Q for the quarterly period ended November 3, 2007 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 13, 2007)

10.52	Letter Agreement by and among Restoration Hardware, Inc., The Michaels Furniture Company, Inc., Bank of America, N.A., The CIT Group/Business Credit, Inc., and Wells Fargo Retail Finance, LLC (incorporated by reference to exhibit number 10.3 of Form 10-Q for the quarterly period ended November 3, 2007 filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on December 13, 2007)

10.53	Form of Stockholder Voting Agreement entered into with Gary G. Friedman, Glenhill Advisors, Palo Alto Investors, and Reservoir Capital (incorporated by reference to exhibit number 99.1 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 8, 2007)

10.54	Stockholder Voting Agreement entered into with Vardon Capital (incorporated by reference to exhibit number 99.2 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on November 8, 2007)

10.55	Form of Amendment to Stockholder Voting Agreement (incorporated by reference to exhibit number 10.1 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on January 24, 2008)

10.56	Subordinated Unsecured PIK Promissory Note to Catterton Partners VI, L.P. (incorporated by reference to exhibit number 10.2 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on January 24, 2008)

10.57	Subordinated Unsecured PIK Promissory Note to Catterton Partners VI Offshore, L.P. (incorporated by reference to exhibit number 10.3 of Form 8-K filed by Restoration Hardware, Inc. with the Securities and Exchange Commission on January 24, 2008)

21††	List of Subsidiaries

23.1††	Independent Registered Public Accounting Firm’s’ Consent and Report on Schedule

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.

†	The Company has been granted confidential treatment with respect to portions of these exhibits.

††	Filed as an exhibit to the Form 10-K filed by the Company on April 17, 2008 with the SEC.