Form 10-Q
period 2008-05-03
RESTORATION HARDWARE INC
filed 2008-06-03
CIK 863821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 21, 2008, 38,969,600 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

RESTORATION HARDWARE, INC.

FORM 10-Q

FOR THE QUARTER ENDED MAY 3, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	May 3, 2008	February 2, 2008	May 5, 2007
			(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$2,053	$1,229	$1,196
Accounts receivable	11,766	8,399	8,535
Merchandise inventories	230,727	200,386	216,250
Prepaid expense and other current assets	18,232	18,500	24,367

Total current assets	262,778	228,514	250,348
Property and equipment, net	124,410	110,271	89,537
Goodwill	—	—	4,560
Deferred tax assets	2,262	2,311	1,939
Other assets	1,424	1,450	1,531

Total assets	$390,874	$342,546	$347,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$90,433	$88,303	$63,097
Deferred revenue and customer deposits	13,428	12,845	14,111
Deferred tax liabilities	1,698	1,697	1,351
Other current liabilities	23,434	23,159	20,312

Total current liabilities	128,993	126,004	98,871

Line of credit, net of issuance costs	127,725	78,367	121,763
Convertible promissory notes, net of issuance costs	25,042	25,010	—
Deferred lease incentives	18,130	19,067	22,318
Asset construction-related liabilities	41,069	24,110	—
Deferred rent	17,802	18,290	19,588
Other long-term obligations	7,506	7,868	5,781

Total liabilities	366,267	298,716	268,321
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	4	4	4
Additional paid-in capital	182,368	181,712	179,117
Accumulated other comprehensive income	1,667	1,776	1,176
Accumulated deficit	(159,432)	(139,662)	(100,703)

Total stockholders’ equity	24,607	48,830	79,594

Total liabilities and stockholders’ equity	$390,874	$342,546	$347,915

See accompanying Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	May 3, 2008	May 5, 2007
		(as restated)
Net revenues	$144,738	$142,112
Cost of revenue and occupancy	104,602	96,871

Gross profit	40,136	45,241
Selling, general and administrative expense	57,806	56,397

Loss from operations	(17,670)	(11,156)
Interest expense, net	(1,933)	(1,999)

Loss before income taxes	(19,603)	(13,155)
Income tax benefit (expense)	(167)	164

Net loss	$(19,770)	$(12,991)

Net loss per share, basic and diluted	$(0.51)	$(0.34)

Shares used in calculation of earnings per share:
Basic and diluted	38,969	38,757

See accompanying Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	May 3, 2008	May 5, 2007
		(as restated)
Cash flows from operating activities:
Net loss	$(19,770)	$(12,991)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	6,130	5,061
Stock-based compensation expense	653	807
Deferred income taxes	63	(34)
Changes in operating assets and liabilities:
Accounts receivable	(3,367)	(1,371)
Merchandise inventories	(30,341)	(23,445)
Prepaid expense and other current assets	180	(5,393)
Accounts payable and accrued expenses	1,490	(16,215)
Deferred revenue and customer deposits	158	4,555
Other current liabilities	583	302
Deferred rent	(488)	(410)
Deferred lease incentives and other long-term obligations	(937)	(1,303)

Net cash used by operating activities	(45,646)	(50,437)
Cash flows from investing activities:
Capital expenditures	(2,167)	(3,264)
Proceeds from sale of property and equipment	—

Net cash used by investing activities	(2,167)	(3,264)
Cash flows from financing activities:
Borrowings under line of credit	198,421	201,463
Repayments under line of credit	(149,111)	(148,131)
Payments on capital leases and other long-term obligations	(608)	(293)
Issuance of common stock	3	134

Net cash provided by financing activities	48,705	53,173
Effects of foreign currency exchange rate translation	(68)	263

Net increase (decrease) in cash and cash equivalents	824	(265)
Cash and cash equivalents:
Beginning of period	1,229	1,461

End of period	$2,053	$1,196

Additional cash flow information:
Cash paid during the period for interest	$1,021	$1,378
Cash paid during the period for income taxes	14	233
Non-cash investing and financing transactions:
Property and equipment acquired under capital leases	$322	$2,569
Construction in progress – leased facilities	16,959	—
Property and equipment additions in accounts payable	790	595

See accompanying Notes to Condensed Consolidated Financial Statements.

RESTORATION HARDWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Restoration Hardware, Inc., a Delaware corporation (together with its subsidiaries collectively, the “Company”), is a specialty retailer of furniture, bathware, hardware, lighting, textiles, accessories and related merchandise. Through the Company’s subsidiary, The Michaels Furniture Company, Inc. (“Michaels”), the Company manufactures a line of high quality furniture for the home. These products are sold through retail locations, catalogs and the Internet. At May 3, 2008, the Company operated a total of 101 retail stores and ten outlets stores in 30 states, the District of Columbia and in Canada.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from the Company’s records without audit and, in management’s opinion, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s financial position at May 3, 2008 and May 5, 2007 (as restated), the results of operations for the three months ended May 3, 2008 and May 5, 2007 (as restated), and changes in cash flows for the three months ended May 3, 2008 and May 5, 2007 (as restated), respectively. The condensed consolidated balance sheet at February 2, 2008, as presented, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

The Company’s accounting policies are described in Note 1 to the audited consolidated financial statements for the fiscal year ended February 2, 2008 (“fiscal 2007”) included in the Company’s Form 10-K. Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of these interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, for fiscal 2007. The Company’s current fiscal year ends on January 31, 2009 (“fiscal 2008”).

The results of operations for the three months ended May 3, 2008 presented in this Form 10-Q are not necessarily indicative of the results to be expected for the full fiscal year.

Stock-based Compensation

The Company follows the accounting provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment,” (“SFAS 123R”), which establishes accounting for non-cash, stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized over the requisite service period, which for the Company is generally the vesting period. For the quarter ended May 3, 2008, the Company recorded $0.7 million for pre-tax stock-based compensation under SFAS 123R, of which $0.5 million was recorded to selling, general and administrative expenses and $0.2 million was recorded to cost of revenue and occupancy. During the first three months of fiscal 2007, the Company recorded $0.8 million for pre-tax stock-based compensation, of which $0.6 million was recorded to selling, general and administrative expenses and $0.2 million was recorded to cost of revenue and occupancy.

During the first three months of fiscal 2008, the Company did not grant any shares of employee stock options or restricted stock units. During the first three months of fiscal 2007, the Company granted 0.5 million shares of employee stock options with a weighted average exercise price of $6.47 and an average grant date fair value of $3.52. As of May 3, 2008, unrecognized compensation cost under the Company’s stock option plans was $1.2 million for employee stock options and $0.5 million for restricted stock units. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining vesting period of 1.2 years for employee stock options and 3.0 years for restricted stock units.

Tenant Improvement Allowance

The Company entered into a lease agreement during the third quarter of 2007 pursuant to which the Company will lease a distribution facility in Ohio. The Company’s accounting for tenant improvements differs if a lease is accounted for under the provision of EITF 97-10, “The Effect of Lessee Involvement in Asset Construction.” The Company’s lease for this distribution facility has a cap on the construction allowance which places the Company at risk for cost overruns and causes the Company to be deemed, for accounting purposes only, the owner of the distribution facility during the construction period even though it is not the legal owner.

As of May 3, 2008, the Company has capitalized the estimated cost incurred to date of $41.1 million, which has been recorded as construction-in-progress. The related liability has been recorded as asset construction-related liabilities on the accompanying balance sheet.

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

Comprehensive Loss

Comprehensive loss consists of net loss and foreign currency translation adjustments. The components of comprehensive loss for the three months ended May 3, 2008 and May 5, 2007, respectively, are as follows:

	Three Months Ended
	May 3, 2008	May 5, 2007
(Dollars in thousands)		(as restated)
Components of comprehensive loss:
Net loss	$(19,770)	$(12,991)
Foreign currency translation adjustment	109	(431)

Total comprehensive loss	$(19,661)	$(13,422)

Reclassification

The Company historically presented borrowings under the line of credit as a net balance on the consolidated statements of cash flows. To be consistent with the current year presentation, the Company has adjusted prior year amounts to reflect borrowings and repayments of the line of credit separately.

2. LINE OF CREDIT

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

As of May 3, 2008, $127.7 million was outstanding under the facility, net of unamortized debt issuance costs of $0.8 million, and there was $9.6 million in outstanding letters of credit. Borrowings made under the revolving credit facility are subject to interest at either the bank’s reference rate or LIBOR plus a margin. As of May 3, 2008, the bank’s reference rate was 5.00% and the LIBOR plus margin rate was 3.72%. Borrowings that are incremental advances under the revolving credit facility are subject to interest at the bank’s reference rate plus a margin or LIBOR plus a higher margin. As of May 3, 2008, availability under the facility was $35.0 million.

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

3. CONVERTIBLE PROMISSORY NOTES

On January 24, 2008, the Company entered into a First Amendment to the Agreement and Plan of Merger, dated as of November 8, 2007, with affiliates of Catterton Partners (see Note 9—“Merger Agreement” for additional information). In connection with the Amendment, the Company received $25.0 million from funds of Catterton Partners in exchange for the issuance of subordinated unsecured promissory notes in the principal amount of $25.0 million. Concurrently with the issuance of the unsecured promissory notes, the Company entered into (i) a letter agreement with Catterton Management Company, LLC with respect to the payment of an arrangement fee of $0.6 million for the extension of credit and (ii) letter agreements providing that the Notes shall be exchanged for an equity interest in Parent upon the closing of the merger contemplated in the Merger Agreement.

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

As of May 3, 2008, the convertible promissory notes balance was $25.0 million, net of unamortized debt issuance costs of $0.6 million.

4. INCOME TAXES

As of May 3, 2008, the total amount of unrecognized tax benefits was approximately $2.5 million. In addition, the Company has recorded $0.6 million of related interest. The Company anticipates an increase to the unrecognized tax benefits during the next twelve months applicable to interest on foreign tax exposures. The change is not expected to be material to the fiscal 2008 consolidated financial statements.

The Company accounts for interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Company could be subject to United States and state tax examinations for years 2000 and forward. The Company may also be subject to audits in Canada for years 2001 and forward. There are no United States or Canadian income tax examinations currently in progress.

5. NET LOSS PER SHARE OF COMMON STOCK

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

The potential dilutive effects of the weighted average number of certain common stock equivalents have been excluded from diluted net loss per share of common stock because their inclusion would be anti-dilutive. The amounts excluded for the first quarter of fiscal 2008 and 2007 was 0.3 million common stock equivalents and 0.8 million common stock equivalents, respectively. These common stock equivalents only represent stock options whose exercise prices were less than the average market price of the stock during the respective periods and therefore were potentially dilutive.

There were an additional 5.3 million and 3.3 million stock options for the first quarter of fiscal 2008 and 2007, respectively, which were also excluded because the option exercise price for those stock options exceeded the average market price of the stock during the respective periods.

6. SEGMENT REPORTING

Beginning in the second quarter of fiscal 2007, the Company consolidated all small package, direct-to-customer shipments into one distribution center. Previously, these shipments were fulfilled through three facilities: one direct-to-customer distribution center and two retail replenishment distribution centers. As part of the consolidation of small package direct-to-customer fulfillment into the direct-to-customer distribution center, revenues that had been recorded in the Stores segment are now being recorded in the Direct-to-customer segment beginning in the second quarter of 2007. The shift in revenue reporting represented approximately 18 percentage points of the 30% decrease in Stores segment revenues and 26 percentage points of the 47% increase in Direct-to-customer segment revenues for the three months ended May 3, 2008 as compared to the three months ended May 5, 2007.

Also, beginning in the second quarter of fiscal 2007, the Company revised its segment reporting structure to better represent how management evaluates each segment’s performance. In summary, the key elements of the segment reporting changes are as follows:

The Company classified its business into two reportable segments:

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

Financial information for the Company’s reportable segments is as follows:

	Three Months Ended
	May 3, 2008	May 5, 2007
(Dollars in thousands)		(as restated)
Net revenue:
Stores	$58,742	$83,524
Direct-to-customer	85,996	58,588

Consolidated net revenue	$144,738	$142,112

Loss from operations:
Stores	$(3,611)	$5,337
Direct-to-customer	20,221	12,028
Unallocated	(36,380)	(28,521)

Consolidated loss from operations	$(19,770)	$(11,156)

The income from Store and Direct-to-customer operations for the three months ended May 5, 2007 have been adjusted to reflect the segment reporting change implemented during the second quarter of fiscal 2007.

Income (loss) from operations for the three months ended May 5, 2007 have been adjusted to be consistent with the modified reportable segment structure. The adjustments for the first quarter of fiscal 2007 are as follows: (i) Stores income (loss) from operations has changed to $5.3 million income from operations from $1.0 million loss from operations as previously reported, (ii) Direct-to-customer income from operations has changed to $12.0 million from $10.0 million as previously reported and (iii) Unallocated loss from operations has changed to $28.5 million from $20.2 million as restated.

7. COMMITMENTS AND CONTINGENCIES

Two stockholder complaints have been filed as purported class actions on behalf of the public stockholders of the Company. The first was filed on November 28, 2007 by Richard Hattan against the Company, each of the Company’s directors, Catterton Partners, Glenhill Capital LP, Vardon Capital Management LLC, Palo Alto Investors LLC and Reservoir Capital Management LLC in Superior Court of the State of California, County of Marin, Case No. CV 075563. Plaintiff amended his complaint on March 7, 2008. The plaintiff alleges that he is an owner of the Company’s common stock. The amended complaint alleges, among other things, that the Company’s directors breached their fiduciary duties in connection with the proposed Merger by pursuing a process for the sale of the Company that was not reasonably likely to maximize stockholder value. In particular, the amended complaint alleges that the directors did not deal appropriately with Sears. The amended complaint also alleges that the Company’s disclosures with respect to the transaction were inadequate or incomplete, rendering the disclosures materially misleading. The amended complaint alleges that the remaining defendants aided and abetted the alleged breaches of fiduciary duties. The complaint seeks, among other things, to enjoin the Company, its directors and the other defendants from proceeding with or consummating the Merger and an injunction changing or supplementing the disclosures made by the Company. Discovery has been proceeding in the case. On May 21, 2008, the plaintiff filed a motion seeking a preliminary injunction to delay the vote and prohibit the closing of the Merger. The motion is expected to be heard on June 11, 2008. The absence of an injunction prohibiting the consummation of the Merger is a condition to the closing of the Merger.

The second stockholder complaint was filed on March 26, 2008 by Randall Reimer against the Company, each of the Company’s directors, Parent, Merger Sub, and Catterton Partners in the Court of Chancery of the State of Delaware. The plaintiff amended the complaint on May 6, 2008. The plaintiff alleges that he is an owner of the Company’s common stock. The amended complaint alleges essentially the same claims as the amended complaint in Hattan v. Restoration Hardware, including the alleged failure to pursue a process reasonably likely to maximize shareholder value and allegedly misleading omissions in the Company’s disclosures regarding the Merger. Similar to the Hattan complaint, the Reimer complaint alleges that the directors have therefore breached their fiduciary duties and that the remaining defendants have aided and abetted the alleged breaches. The complaint seeks essentially the same remedies as the suit in California, including an injunction to prevent the Merger or rescission of the Merger, if it is consummated. The absence of an injunction prohibiting the consummation of the Merger is a condition to the closing of the Merger. The defendants have moved to stay this proceeding in light of the lawsuit in California. Both complaints are publicly available.

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

8. NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The FASB did defer the effective date of adoption of SFAS No. 157 for other non-financial assets and liabilities to fiscal years beginning after November 15, 2008. SFAS No. 157 for financial assets and liabilities was effective for the Company on February 3, 2008. The adoption of SFAS No. 157 did not have an impact on the Company’s operating results or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”), effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 was effective for the Company on February 3, 2008. The adoption of SFAS No. 159 did not have an impact on the Company’s operating results and financial position.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific acquisition-related items, including expensing acquisition-related costs as incurred, valuing noncontrolling interests (minority interests) at fair value at the acquisition date, and expensing restructuring costs associated with an acquired business. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the first fiscal period beginning on or after December 15, 2008, except for adjustments to a previously acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period, which are recorded as a component of income tax expense in the period of adjustment, rather than goodwill. Early adoption is not permitted. Generally, the effect of SFAS 141(R) will depend on future acquisitions and, as such, we do not currently expect the adoption of this Statement to have a material impact on the Company’s operating results or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS 161 enhances disclosures for derivative instruments and hedging activities, including: (i) the manner in which a company uses derivative instruments; (ii) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and (iii) the effect of derivative instruments and related hedged items on a company’s financial position. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As SFAS No. 161 relates specifically to disclosures, this standard will have no impact on our operating results or financial position.

9. MERGER AGREEMENT

The Company entered into an Agreement and Plan of Merger, dated November 8, 2007, with Home Holdings, LLC, a Delaware limited liability company (“Parent”), and Home Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), as amended by the First Amendment thereto dated January 24, 2008 (collectively, the “Amended Merger Agreement”). Parent and Merger Sub are affiliates of Catterton Partners. Pursuant to the terms of the Amended Merger Agreement, Merger Sub will merge with and into the Company, with the Company as the surviving corporation of the merger (the “Merger”). The purchase price is $4.50 per share in cash. In connection with the Amended Merger Agreement, Catterton Partners provided a $25 million subordinated convertible promissory note to the Company for working capital purposes. The independent committee of the Board of Directors engaged in a solicitation process under the terms of the Amended Merger Agreement pursuant to which it solicited proposals for a competing transaction from third parties. The “go shop” process under the Amended Merger Agreement expired on February 28, 2008, and the independent committee unanimously determined that no party qualified as an “excluded party” under the terms of the Amended Merger Agreement. The special meeting of stockholders of the Company to consider the vote on the proposal to adopt the Amended Merger Agreement is scheduled to be held on June 12, 2008.

The Company expensed approximately $2.1 million in costs during the first quarter of fiscal 2008 in connection with the transaction.

10. RESTATEMENT

As discussed in the Company’s annual report on Form 10-K, for the fiscal year ended February 2, 2008, the Company’s management determined that an estimate related to the calculation of indirect costs capitalized into inventory was not identified and corrected in a timely manner as a result of a material weakness in the Company’s internal controls over financial reporting. The accounts affected were capitalized indirect costs which are included in merchandise inventories and cost of revenue and occupancy. The Company determined that the incorrectly reported amounts identified were not material individually in any particular quarter, but the Company concluded that such amounts in the aggregate required adjustment to the Company’s previously reported unaudited interim consolidated financial statements for fiscal 2007. The Company has restated its unaudited quarterly financial information for the first three months ended May 5, 2007 in order to accurately reflect the amount of these costs.

The effect of the restatement on the Company’s financial statements for the first three months of fiscal 2007 is presented in the following tables:

	As of May 5, 2007
(Dollars in thousands)	As previously reported	As restated
Merchandise inventories	$215,483	$216,250
Total current assets	249,581	250,348
Total assets	347,148	347,915
Accumulated deficit	(101,470)	(100,703)
Total stockholders’ equity	78,827	79,594
Total liabilities and stockholders’ equity	347,148	347,915

	Three Months Ended May 5, 2007
(Dollars in thousands, except per share amounts)	As previously reported	As restated
Cost of revenue and occupancy	$97,638	$96,871
Gross profit	44,474	45,241
Loss from operations	(11,923)	(11,156)
Loss before income taxes	(13,922)	(13,155)
Net loss	(13,758)	(12,991)
Net loss per share, basic and diluted	$(0.35)	$(0.34)

	Three Months Ended May 5, 2007
(Dollars in thousands)	As previously reported	As restated
Cash flows from operating activities:
Net loss	$(13,758)	$(12,991)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Merchandise inventories	(22,678)	(23,445)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, that involve known and unknown risks. Such forward-looking statements include without limitation statements relating to our future plans, statements relating to anticipated future costs and expenses, statements regarding the impact of investments and cost savings initiatives on future growth and results of operations, statements relating to future availability under our revolving credit facility, statements relating to our working capital and capital expenditure needs, statements relating to operational efficiencies and cost reductions, statements relating to the market environment for home furnishings retailers and other statements containing words such as “believe,” “anticipate,” “expect,” “may,” “intend,” and words of similar import or statements of our management’s opinion. These forward-looking statements and assumptions involve known and unknown risks, uncertainties and other factors that may cause our actual results, market performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to the following: the impact on the Company of the uncertainty relating to the pending merger with affiliates of Catterton Partners, including potential difficulties in employee retention, disruption in current plans or operations and diversion of management’s attention from ongoing business operations; the likelihood of closing the merger transaction with Catterton Partners or a similar transaction; customer reactions to our current and anticipated merchandising and marketing programs and strategies; timely introduction and customer acceptance of our merchandise; positive customer reaction to our catalog and Internet offerings, revised product mix, prototype stores and core businesses; timely and effective sourcing of our merchandise from our foreign and domestic vendors and delivery of merchandise through our supply chain to our stores and customers; changes in product supply; effective inventory and catalog management; actual achievement of cost savings and improvements to operating efficiencies; effective sales performance; the actual impact of key personnel of the Company on the development and execution of our strategies; changes in investor perceptions of the Company; changes in economic or business conditions in general; fluctuations in sales; limitations resulting from restrictive covenants in our revolving credit facility; consumer responses to our product offerings and changes in consumer trends; loss of key vendors; changes in the competitive environment in which we operate; changes in our management information needs; changes in management; failure to raise additional funds when required; changes in customer needs and expectations; governmental actions; and other factors described below in Part II, Item 1A “Risk Factors.” We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this quarterly report on Form 10-Q.

OVERVIEW

Our Company, Restoration Hardware, Inc. (Nasdaq: RSTO), together with our subsidiaries, is a specialty retailer of high quality bathware, hardware, lighting, furniture, textiles, accessories and gifts that reflect our classic and authentic American point of view. We market our merchandise through retail locations, mail order catalogs and on the Internet at www.restorationhardware.com.

Our merchandise strategy and our stores’ architectural style create a unique and attractive selling environment designed to appeal to an affluent, well-educated, 35 to 60 year old customer. Over the next decade, we believe one of the fastest growing segments in the U.S. population will be 45 to 60 year olds. We believe that as these customers evolve, so will their purchasing needs and desires. We also believe that our products can fulfill their aspirations to have homes designed with a high quality, classic and timeless style. Our positioning fills the void in the marketplace above the current home lifestyle retailers, and below the interior design trade, by providing products targeted to 35 to 60 year olds and centered around our core businesses that reflect a predictable, high-quality promise to our customers.

We operate on a 52-53 week fiscal year ending on the Saturday closest to January 31st. Our current fiscal year is 52 weeks and ends on January 31, 2009 (“fiscal 2008”). The prior fiscal year was also 52 weeks and ended on February 2, 2008 (“fiscal 2007”).

As of May 3, 2008, we operated 101 retail stores and ten outlet stores in 30 states, the District of Columbia and in Canada. In addition to our retail and outlet stores, we operate a Direct-to-customer (“direct”) sales channel that includes both catalog and Internet.

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

In 2007, we introduced our third category extension, the Restoration Hardware Bed & Bath catalog, reflecting our effort to extend our leadership position in this strategically important category. Additionally, we launched Restoration Hardware Trade, a direct sales division targeting home and hospitality developers. In 2007, we also continued our multi-year program of investing in systems and infrastructure to strengthen our supply chain. We completed a number of projects leading to increased productivity including, the retrofit of our furniture distribution centers in order to improve space utilization and productivity, consolidation of our small package Direct-to-customer fulfillment and installation of a new warehouse management system for our furniture distribution centers.

During the first quarter of fiscal 2008, we opened one outlet store and continued our multi-year program of investing in systems and infrastructure to strengthen our supply chain. We have focused on a number of initiatives, including the following:

•	Launch Restoration Hardware Baby & Child in the spring of 2008.

•	Continue to develop an integrated, multi-channel order management system in order to provide greater order integrity. We anticipate implementing the new system in the summer of 2008.

•

Open a new distribution center in the summer of 2008. This new facility will be used primarily for the fulfillment of our small package Direct-to-customer business and the replenishment of our retail stores.

•	Open our 11th outlet store by the end of the summer of 2008.

We believe our assortment and enhanced operational effectiveness will provide us with a strong foundation for future revenue growth, margin expansion and operational efficiencies.

The macro economic environment in the home furnishings and home building sectors, as well as the weakening consuming spending and traffic levels, continued to challenge our business during the first three months of fiscal 2008. Our financial performance has been affected as a result of the current downtrend in these sectors. We expect continued pressure on our results of operations during such time as these business conditions persist. In response to current market conditions, we have undertaken a variety of cost cutting and other initiatives, including further lowering our catalog costs, reducing headcount and putting new sourcing initiatives in place. Nevertheless, these efforts may not be sufficient to overcome the adverse impact on our financial results caused by the weakness of market conditions. Although we have implemented and expect to continue to implement new brand and catalog initiatives, some of these initiatives may not be successful and some of these initiatives may not be continued or expanded depending upon customer response.

Amended Merger Agreement

Pursuant to the terms of the Amended Merger Agreement, Merger Sub will merge with and into the Company, with the Company as the surviving corporation of the Merger. The independent committee of the Board of Directors engaged in a solicitation process under the terms of the Amended Merger Agreement pursuant to which it solicited proposals for a competing transaction from third parties. The “go shop” process under the Amended Merger Agreement expired on February 28, 2008, and the independent committee unanimously determined that no party qualified as an “excluded party” under the terms of the Amended Merger Agreement. The special meeting of stockholders of the Company to consider the vote on the proposal to adopt the Amended Merger Agreement is scheduled to be held on June 12, 2008.

We expensed approximately $2.1 million in costs during the first quarter of fiscal 2008 in connection with the transaction.

For additional and more detailed information regarding the Amended Merger Agreement, please refer to the definitive proxy statement we filed with the Securities and Exchange Commission on May 9, 2008. Please also refer to the risk factors included in Part II, Item 1A “Risk Factors” of this Form 10-Q under the heading “Risks Relating to the Pending Merger.”

Results of Operations

The following table sets forth for the periods indicated the amount and percentage of net revenue represented by certain line items in our interim Condensed Consolidated Statement of Operations.

	Three Months Ended
	May 3, 2008	% of Net Rev.	May 5, 2007 (as restated)	% of Net Rev.
	(Dollars in thousands, except per share data)
Net revenues	$144,738	100.0%	$142,112	100.0%
Cost of revenue and occupancy	104,602	72.3	96,871	68.2

Gross profit	40,136	27.7	45,241	31.8
Selling, general and administrative expense	57,806	39.9	56,397	39.7

Loss from operations	(17,670)	(12.2)	(11,156)	(7.9)
Interest expense, net	(1,933)	(1.3)	(1,999)	(1.4)

Loss before income taxes	(19,603)	(13.5)	(13,155)	(9.3)
Income tax (expense) benefit	(167)	(0.1)	164	0.1

Net loss	$(19,770)	(13.6)	$(12,991)	(9.2)

Loss per share of common stock—basic and diluted	$(0.51)		$(0.34)

We experienced a loss from operations of $17.7 million in the first three months of fiscal 2008, which was an increase in net loss of $6.5 million, from $11.2 million loss from operations for the first three months of fiscal 2007. $3.3 million of the increased loss was driven by transaction-related fees of $2.1 million and severance costs of $1.2 million. The remaining increase was driven by lower gross profit because of weakening consumer spending and traffic levels. The increase in loss from operations was comprised of an increase of $1.4 million in selling, general and administrative expenses and a decrease of gross profit of $5.1 million. The net loss for the first three months of fiscal 2008 was $19.8 million or $0.51 per share on a diluted net loss per share basis, as compared to $13.0 million net loss for the first three months of fiscal 2007 or $0.34 per share on a diluted net loss per share basis.

Net revenues increased by $2.6 million, or 2%, to $144.7 million for the first three months of fiscal 2008 compared to the first three months of fiscal 2007. Our revenue growth during the first three months of fiscal 2008 was driven by continued growth in our Direct-to-customer business. Our growth in the Direct-to-customer segment was primarily driven by the consolidation of our small package, Direct-to-customer shipments and the associated shift in revenue reporting. Overall revenue growth was impacted by a challenging home furnishings environment and weakness in the home building sector.

Cost of revenue and occupancy expense increased by $7.7 million, or 8%, to $104.6 million, for the first three months of fiscal 2008. Cost of revenue and occupancy expense expressed as a percentage of net revenue increased by 410 basis points to 72.3% in the first three months of fiscal 2008, from 68.2% for the first three months of fiscal 2007. The 410 basis point increase in costs, expressed as a percentage of net revenues, was primarily due to a 280 basis point decrease in product margin as a result of a higher mix of promotional selling during the first three months of fiscal 2008 and an 80 basis point increase in supply chain costs.

Selling, general and administrative expenses increased by $1.4 million, to $57.8 million, for the first three months of fiscal 2008. Expressed as a percentage of net revenue, selling, general, and administrative expense increased to 39.9% for the first three months of fiscal 2008 compared to 39.7% for the first three months of fiscal 2007. The 20 basis point increase in these costs, expressed as a percentage of net revenues, was primarily due to $2.1 million of transaction costs related to the merger with certain affiliates of Catterton Partners and $1.2 million of severance costs related to our headcount reduction during the first quarter of fiscal 2008. Together, these costs drove approximately 230 basis points of selling, general and administrative expense deleverage. These amounts were offset by a decrease in advertising costs resulting from decreased circulation of our catalogs and number of pages circulated. Total catalog circulation and circulated pages decreased by 23% and 10%, respectively, compared to the same period in the prior fiscal year.

Interest expense, net includes interest related to our line of credit, interest on our convertible promissory notes and amortization of debt issuance costs. Interest expense, net decreased from $2.0 million for the first three months of fiscal 2007 to $1.9 million for the first three months of fiscal 2008. This decrease resulted from lower average interest rates.

We recognized $167 thousand of income tax expense in the first three months of fiscal 2008. The tax recorded in the first three months of fiscal 2008 was attributable to taxes related to our wholly-owned Canadian subsidiary and interest on unrecognized tax benefits. This compares to income tax benefit of $164 thousand on a pre-tax loss of $13.2 million, recorded in the first three months of fiscal 2007. This benefit was primarily due to a tax adjustment related to our wholly-owned Canadian subsidiary. As of May 3, 2008, the total amount of unrecognized tax benefits was $2.5 million. In addition, we have recorded $0.6 million of related interest.

Segment Results

Beginning in the second quarter of fiscal 2007, we consolidated all small package, Direct-to-customer shipments into one distribution center. Previously, these shipments were fulfilled through three facilities: one Direct-to-customer distribution center and two retail replenishment distribution centers. As part of the consolidation of small package Direct-to-customer fulfillment into the Direct-to-customer distribution center, certain revenues that had been recorded in the retail segment are now being recorded in the Direct-to-customer segment beginning in the second quarter of 2007. The shift in revenue reporting represented approximately 18 percentage points of the 30% decrease in Stores segment revenues and 26 percentage points of the 47% increase in Direct-to-customer segment revenues for the three months ended May 3, 2008 as compared to the three months ended May 5, 2007.

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

No adjustment to prior period segment revenues were required as revenues for all periods presented are based on the origin of distribution center fulfillment. We have restated previously reported comparable periods’ segment income (loss) from operations to reflect the changes in allocations of certain cost of revenues and selling, general and administrative expenses.

Stores Segment Results

	Three Months Ended
(Dollars in thousands)	May 3, 2008	May 5, 2007
Stores net revenue	$58,742	$83,524
Stores net revenue growth percentage	(30)%	(8)%
Income (Loss) from Stores operations	$(3,611)	$5,337
Income (Loss) from Stores operations-percent of Stores net revenue	(6.2)%	6.4%
Number of stores at beginning of period	102	103
Number of stores opened	—	—
Number of stores closed	(1)	—

Number of stores at year-end	101	103

Store selling square feet at end of period	675,191	688,710
Number of outlet stores at end of period	10	8

The income from store operations for the three months ended May 5, 2007 have been adjusted to reflect a change in the allocation of revenues and expenses between segments implemented beginning with the second quarter of fiscal 2007. See Note 6, “Segment Reporting,” of the Condensed Consolidated Financial Statements for further description of this segment reporting change.

Stores net revenue for the first three months of fiscal 2008 decreased by $24.8 million, or 30%, as compared to the first three months of fiscal 2007. Our Stores segment net revenue decline was affected by a shift in revenue reporting from the Stores to the Direct-to-customer segment due to the consolidation of small package direct-to-customer shipments and changes in our assortment and marketing strategies. The challenging home furnishings and home building environment also contributed to the decline in revenue in the Stores segment.

The shift in revenue related to the consolidation of small package direct-to-customer shipments represented approximately 18 percentage points of the 30% decrease in Stores segment revenues for the three months ended May 3, 2008 as compared to the three months ended May 5, 2007.

Our Stores segment experienced a decline in its operating results, decreasing to a loss from operations of $3.6 million, or -6.2% of Stores net revenue, during the first three months of fiscal 2008 compared to income from operations of $5.3 million, or 6.4% of Stores net revenue, in the same period of the prior fiscal year. This decline, representing a 1,260 basis point decrease in the Stores segment operating results for the first three months of fiscal 2008, resulted from a 760 basis point decrease in gross margin and a 500 basis point increase in selling, general and administrative expenses. The 760 basis point decrease in gross margin was primarily due to a 490 basis point of deleverage in store occupancy costs and a 330 basis point decline in product margin due to a higher mix of promotional selling and an increased penetration of outlet business because of the shift of revenue to our Direct-to-customer segment. The 500 basis point increase in selling, general and administrative expenses was primarily due to the increase in store employment and store utility costs as a percentage of Stores net revenue which were driven by lower sales and the shift in reporting of sales from Stores to Direct-to-customer.

Direct-to-Customer Segment Results

	Three Months Ended
(Dollars in thousands)	May 3, 2008	May 5, 2007
Direct-to-customer net revenue	$85,996	$58,588
Direct-to-customer net revenue growth percentage	47%	38%
Income from Direct-to-customer operations	$20,211	$12,028
Income from Direct-to-customer operations—percent of Direct-to-customer net revenue	23.5%	20.5%
Growth percentages:
Number of catalog books mailed	(23)%	41%
Number of pages circulated	(10)%	42%

The income from Direct-to-customer operations for the three months ended May 5, 2007 have been adjusted to reflect a change in the allocation of revenues and expenses between segments implemented beginning with the second quarter of fiscal 2007. See Note 6, “Segment Reporting,” of the Condensed Consolidated Financial Statements for further description of this segment reporting change.

Direct-to-customer net revenue for the first three months of fiscal 2008 increased $27.4 million, or 47%, as compared to the first three months of fiscal 2007. Direct-to-customer net revenue consists of both catalog and Internet sales. The continued growth in our Direct-to-customer segment resulted from the shift in revenue reporting from the Stores to the Direct-to-customer segment as a result of the consolidation of small package direct-to-customer shipments. The total number of catalogs mailed and pages circulated decreased by 23% and 10%, respectively, from the first three months of fiscal 2007 to the current fiscal quarter in a planned effort to reduce catalog costs and leverage our catalog and the Internet to size our assortment to market potential. At the same time, the growth experienced during the first three months of fiscal 2008 was negatively impacted by the challenging home furnishings and home building environment.

The shift in revenue related to the consolidation of small package direct-to-customer shipments represented approximately 26 percentage points of the 47% increase in Direct-to-customer segment revenues for the three months ended May 3, 2008 as compared to the three months ended May 5, 2007.

Income from operations for our Direct-to-customer segment increased to $20.2 million, or 23.5% of Direct-to-customer net revenue, during the first three months of fiscal 2008 compared to income from operations of $12.0 million, or 20.5% of Direct-to-customer net revenue, in the same quarter of the prior fiscal year. This $8.2 million increase represented a 300 basis point increase in operating income for our Direct-to-customer operating segment expressed as a percentage of Direct-to-customer net revenue. This improvement resulted from a 790 basis point decrease in gross margin, offset by a 1,090 basis point decrease in selling, general and administrative expenses. The 790 basis point decrease in gross margin resulted from the higher mix of promotional selling and higher costs associated with the revenue shifted from the Stores to the Direct-to-customer segment, due to the consolidation of small package direct-to-customer shipments. The 1,090 basis point decrease in selling, general and administrative expenses was primarily due to a decrease in advertising expenses as a percentage of sales.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
	May 3, 2008	May 5, 2007
(Dollars in thousands)		(as restated)
Net cash used by operating activities	$(45,646)	$(50,437)
Net cash used by investing activities	(2,167)	(3,264)
Net cash provided by financing activities	48,705	53,173
Effects of foreign currency exchange rate translation	(68)	263

Net increase (decrease) in cash and cash equivalents	$824	$(265)

Operating Cash Flows

For the first three months of fiscal 2008, net cash used by operating activities was $45.6 million compared to net cash used by operating activities of $50.4 million in the first three months of fiscal 2007. The decrease in net cash used by operating activities of $4.8 million was a result of a decrease in use of cash by operating activities related to accounts payable and accrued expenses of $17.7 million and prepaid expense and other current assets of $5.6 million. These amounts were offset by an increase in net cash used by operating activities related to net loss of $6.8 million, merchandise inventories of $6.9 million and deferred revenue and customer deposits of $4.4 million.

Investing Cash Flows

Net cash used by investing activities declined to $2.2 million for the first three months of fiscal 2008 from $3.3 million for the first three months of fiscal 2007. The change is related to a reduction in capital expenditures incurred during the respective periods.

Financing Cash Flows

Net cash provided by financing activities decreased from $53.2 million in the first three months of fiscal 2007 to $48.7 million in the first three months of fiscal 2008. This decrease primarily resulted from a $4.0 million decrease in net borrowings received under our revolving credit facility and a $0.3 million increase in payments on capital leases during the first three months of fiscal 2008 compared to the first three months of fiscal 2007.

Revolving Credit Facility

As of May 3, 2008, $127.7 million was outstanding under the facility, net of unamortized debt issuance costs of $0.8 million, and there was $9.6 million in outstanding letters of credit. As of May 3, 2008, the bank’s reference rate was 5.00% and the LIBOR plus margin rate was 3.72%. Borrowings that are incremental advances under the revolving credit facility are subject to interest at the bank’s reference rate plus a margin or LIBOR plus a higher margin. The availability of credit at any given time under the revolving credit facility is limited by reference to a borrowing base formula (which includes an adjustment to the advance rate against eligible inventory and eligible accounts receivables for incremental advances as described above) based upon numerous factors, including the value of eligible inventory and eligible accounts receivable, and reserves established by the agent of the revolving credit facility. As a result of the borrowing base formula, the actual borrowing availability under the facility could be less than the stated amount of the facility reduced by the actual borrowings and outstanding letters of credit. As of May 3, 2008, availability under the facility was $35.0 million.

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

Convertible Promissory Notes

On January 24, 2008, we entered into a First Amendment to the Agreement and Plan of Merger (“First Amendment”), dated as of November 8, 2007 with affiliates of Catterton Partners. In connection with the First Amendment, we received $25.0 million from funds of Catterton Partners in exchange for the issuance of unsecured promissory notes in the principal amount of $25.0 million. Concurrently with the issuance of the unsecured promissory notes, we entered into (i) a letter agreement with Catterton Management Company, LLC with respect to the payment of an arrangement fee of $0.6 million for the extension of credit and (ii) letter agreements providing that the Notes shall be exchanged for an equity interest in Parent upon the closing of the merger contemplated in the Merger Agreement.

The promissory notes have an interest rate of 8% per annum through December 31, 2008 and 15% per annum beginning January 1, 2009 through maturity. The maturity date of the arrangement fee is July 2008 and the maturity date of the notes is December 2012. The notes may be exchanged for common equity securities upon a change of control resulting in an acquisition of the Company by affiliates of Catterton Partners. If there is a change of control with any party other than the affiliates of Catterton Partners, the notes are due and payable immediately at 100% of the principal amount plus all interest accrued. As of May 3, 2008, the convertible promissory notes balance was $25.0 million, net of unamortized debt issuance costs of $0.6 million.

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

For more information, please refer to the risk factors included in Part II, Item 1A, “Risk Factors,” entitled “We are dependent on external funding sources, including the terms of our revolving credit facility, which may not make available to us sufficient funds when we need them” and “Because our business requires a substantial level of liquidity, we are dependent upon a revolving credit facility with certain terms that limit our flexibility.”

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K, for the year ended February 2, 2008, have not changed materially for the three months ended May 3, 2008.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As of May 3, 2008, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on that evaluation and the material weakness described below, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of May 3, 2008.

As of May 3, 2008, management concluded that we did not maintain effective disclosure controls and procedures over financial reporting primarily because we identified a material weakness in the operation of controls for monitoring and oversight over the preparation of a significant accounting estimate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

We believe that the incorrectly reported amounts identified were not material individually in any particular quarter, but we concluded that such amounts in the aggregate required adjustment to the Company’s unaudited quarterly financial statements for fiscal year 2007. Accordingly, we have restated our quarterly 2007 financial results in this Form 10-Q in order to accurately reflect the amount of these costs.

Changes in Internal Control over Financial Reporting

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

Except as described above, there has been no change in our internal control over financial reporting that occurred during the three months ended May 3, 2008 that has materially affected or is reasonable likely to materially affect our internal control over financial reporting.

Despite the existence of the material weakness, management believes that the financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Two stockholder complaints have been filed as purported class actions on behalf of the public stockholders of the Company. The first was filed on November 28, 2007 by Richard Hattan against the Company, each of the Company’s directors, Catterton Partners, Glenhill Capital LP, Vardon Capital Management LLC, Palo Alto Investors LLC and Reservoir Capital Management LLC in Superior Court of the State of California, County of Marin, Case No. CV 075563. Plaintiff amended his complaint on March 7, 2008. The plaintiff alleges that he is an owner of the Company’s common stock. The amended complaint alleges, among other things, that the Company’s directors breached their fiduciary duties in connection with the proposed Merger by pursuing a process for the sale of the Company that was not reasonably likely to maximize stockholder value. In particular, the amended complaint alleges that the directors did not deal appropriately with Sears. The amended complaint also alleges that the Company’s disclosures with respect to the transaction were inadequate or incomplete, rendering the disclosures materially misleading. The amended complaint alleges that the remaining defendants aided and abetted the alleged breaches of fiduciary duties. The complaint seeks, among other things, to enjoin the Company, its directors and the other defendants from proceeding with or consummating the Merger and an injunction changing or supplementing the disclosures made by the Company. The absence of an injunction prohibiting the consummation of the Merger is a condition to the closing of the Merger. Discovery has been proceeding in the case. On May 21, 2008, the plaintiff filed a motion seeking a preliminary injunction to delay the vote and prohibit the closing of the Merger. The motion is expected to be heard on June 11, 2008.

The second stockholder complaint was filed on March 26, 2008 by Randall Reimer against the Company, each of the Company’s directors, Parent, Merger Sub, and Catterton Partners in the Court of Chancery of the State of Delaware. The plaintiff amended his complaint on May 6, 2008. The plaintiff alleges that he is an owner of the Company’s common stock. The amended complaint alleges essentially the same claims as the amended complaint in Hattan v. Restoration Hardware, including the alleged failure to pursue a process reasonably likely to maximize shareholder value and allegedly misleading omissions in the Company’s disclosures regarding the Merger. Similar to the Hattan complaint, the Reimer complaint alleges that the directors have therefore breached their fiduciary duties and that the remaining defendants have aided and abetted the alleged breaches. The complaint seeks essentially the same remedies as the suit in California, including an injunction to prevent the Merger or rescission of the Merger, if it is consummated. The absence of an injunction prohibiting the consummation of the Merger is a condition to the closing of the Merger. The defendants have moved to stay this proceeding in light of the lawsuit in California. Both complaints are publicly available.

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

We have entered into the Amended Merger Agreement with Catterton Partners which provides that all of our outstanding shares of common stock, other than those exchanged by certain participating stockholders, will be acquired for a price per share equal to $4.50 in cash. The process relating to the Merger could cause disruptions in our business, which could have an adverse effect on our financial results. Among other things, uncertainty as to whether a transaction will be completed with Catterton Partners may affect our ability to recruit prospective employees or to retain and motivate existing employees. We believe we have already lost some employees due to this circumstance and our success will depend on our ability to replace such employees. Similarly, Sears previously indicated in public filings that it may be interested in acquiring the Company, but did not vigorously pursue a transaction in negotiations with the independent committee of the Company’s board of directors or through a separate “qualified tender offer” as defined in the confidentiality agreement entered into between Sears and the Company. The independent committee determined that Sears’ last proposal, delivered on February 28, 2008, was not a “superior proposal” under the terms of the Amended Merger Agreement. Uncertainty as to the Company’s future could adversely affect our business, our relationship with creditors and our relationship with vendors. Further, the attention of management will be directed at least in part toward the completion of a transaction and thus diverted in part from day-to-day operations.

The failure to complete the merger could adversely affect our business.

There is no assurance that the Merger pursuant to the Amended Merger Agreement with Catterton Partners will occur by the June 30, 2008 deadline set forth in the Amended Merger Agreement or that any other transaction will occur. For example, an injunction could be granted in either of the two pending stockholder lawsuits against the Company (as described elsewhere in this Form 10-Q) preventing the proposed Merger from closing, or the requisite number of holders of our common stock may not approve of the proposed Merger at the special meeting of our stockholders. In addition, even if all of the conditions to closing the Merger are met, the terms of the Amended Merger Agreement permit

Catterton Partners to elect in its discretion not to proceed with the transaction for any reason, including actions of third parties such as Sears or actions of the participants in the Merger who have agreed to rollover their shares or make an investment in the Company in connection with the Merger. Similarly, although the lenders under our credit facility have consented to the terms of the proposed Merger and the transaction with Catterton Partners is not subject to any condition that Catterton Partners obtain financing for the transaction, Catterton Partners could elect in its discretion not to proceed with the transaction if the lenders under the credit facility determined for any reason to take adverse actions with respect to our credit facility, such as reducing the amount available under the facility. In the event Catterton Partners does not elect to close the transaction solely at its option when the other conditions to closing have been fulfilled, Catterton Partners would be required to pay us a reverse break-up fee in the amount of $10,680,000 and reimburse us for certain of our other costs, but our recourse against Catterton Partners for its failure to move forward with the transaction would otherwise be limited.

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

We are actively defending two stockholder lawsuits filed in California and Delaware related to the Amended Merger Agreement. In the California action, the plaintiff alleges, among other things, that the Company’s directors breached their fiduciary duties in connection with the proposed Merger by pursuing a process for the sale of the Company that was not reasonably likely to maximize stockholder value. In particular, the complaint alleges that the directors did not deal appropriately with Sears. The complaint also alleges that the Company’s disclosures with respect to the transaction were inadequate or incomplete, rendering the disclosures materially misleading. The complaint seeks, among other things, to enjoin the Company, its directors and the other defendants from proceeding with or consummating the Merger and an injunction changing or supplementing the disclosures made by the Company. Discovery has been proceeding in the case. On May 21, 2008, the plaintiff filed a motion seeking a preliminary injunction to delay the vote and prohibit the closing of the Merger. The motion is expected to be heard on June 11, 2008. The absence of an injunction prohibiting the consummation of the Merger is a condition to the closing of the Merger. In the Delaware action, the complaint was filed against the Company, each of the Company’s directors, Parent, Merger Sub, and Catterton Partners. The Delaware complaint alleges essentially the same claims and seeks the same remedies as the California action, including an injunction to prevent the Merger or rescission of the Merger, if it is consummated.

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

In addition, a material decline in sales and other adverse conditions resulting from our failure to accurately anticipate changes in merchandise and market trends and consumer demands could cause us to close underperforming stores or close or curtail underperforming brands or divisions. While we believe that we benefit in the long run financially by closing underperforming stores and reducing nonproductive costs, the closure of such stores would subject us to additional increased short-term costs including, but not limited to, employee severance costs, charges in connection with the impairment of assets and costs associated with the disposition of outstanding lease obligations. At May 3, 2008 we did not reserve for any store closures.

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

We routinely purchase products from new vendors, many of whom are located abroad. We cannot assure you that they will be reliable sources of our products. Moreover, a number of these manufacturers and suppliers are small and undercapitalized firms that produce limited numbers of items. Given their limited resources, these firms might be susceptible to production difficulties, quality control issues and problems in delivering agreedupon quantities on schedule. We cannot assure you that we will be able, if necessary, to return products to these suppliers and manufacturers and obtain refunds of our purchase price or obtain reimbursement or indemnification from them if their products prove defective. These suppliers and manufacturers also may be unable to withstand a downturn in the U.S. or worldwide economy. Significant failures on the part of these suppliers or manufacturers could have a material adverse effect on our operating results. In addition, recent weaknesses in the dollar may have an impact on the cost of merchandise that we source from abroad, such as by increasing our suppliers’ cost of business and ultimately our cost of goods sold and our selling, general and administrative expenses.

Further, many of these suppliers and manufacturers require extensive advance notice of our requirements in order to produce products in the quantities we desire. This long lead time requires us to place orders far in advance of the time when certain products will be offered for sale, thereby exposing us to risks relating to shifts in customer demands and trends, and any downturn in the U.S. economy.

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

In addition, we plan to open a new distribution facility in the summer of 2008 in West Jefferson, Ohio. The new distribution facility will service all of our small package direct-to-customer operations, as well as our small package retail store distributions to the Eastern and Central regions of the country. We have entered into a lease agreement with Duke Realty Limited Partnership pursuant to which we will lease the new distribution facility from Duke Realty, and Duke Reality will construct the new distribution facility. However, there may be unforeseen construction, scheduling, engineering, environmental, cost or other problems with the construction of the new facility that could cause the completion date to differ significantly from initial expectations. Any significant delay in the completion of the new distribution facility could have a material adverse effect on our business, financial condition and results of operations.We also may experience other operational disruptions as a result of the new distribution facility, including telecommunications system problems, disruptions in transitioning fulfillment orders to the new distribution facility and problems or increased expenses associated with operating the new facility, any of which could have a material adverse effect on our business, financial condition and results of operations.

Labor activities could cause labor relations difficulties for us.

As of May 3, 2008, we had approximately 3,500 full and part-time employees, and while we believe our relations with our employees are generally good, we cannot predict the effect that any future organizational activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations and increases in our labor costs, either of which could materially adversely affect our business, financial condition or results of operations.

We are dependent on external funding sources, including the terms of our revolving credit facility, which may not make available to us sufficient funds when we need them.

We have significantly relied and may rely in the future on external funding sources to finance our operations and growth. Any reduction in cash flow from operations could increase our external funding requirements to levels above those currently available to us. We currently have in place a $190.0 million revolving credit facility (which may be increased by up to an additional $75 million, but such increase is subject to a number of terms and conditions, including agreement of lenders to participate in the increased loan commitments under the facility and the availability of sufficient borrowing base collateral to support increased loan amounts), and we received a $25.0 million loan from certain funds of Catterton Partners in connection with the amendment to the original merger agreement entered into on January 24, 2008.

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

We currently believe that our cash flow from operations and funds available under our revolving credit facility will satisfy our capital and operating requirements for the foreseeable future. However, the weakening of, or other adverse developments concerning our sales performance or adverse developments concerning the availability of credit under our revolving credit facility due to the borrowing base formula, covenant limitations or other factors could limit the overall amount of funds available to us. Our revolving credit facility provides for incremental advances with availability determined from the application of a higher advance rate on eligible inventory and eligible accounts receivables. In order to obtain these incremental advances, we are required to maintain a minimum fixed charge coverage ratio if the remaining availability for additional borrowing under the facility is less than $15 million. We do not currently meet such minimum fixed charge coverage ratio.

Our revolving credit facility also contains a clause which allows our lenders to forego additional advances should they determine there has been a material adverse change in our operations, business, properties, assets, liabilities, condition or prospects or a condition or event that is reasonably likely to result in a material adverse change in our financial position or prospects reasonably likely to result in a material adverse effect on our business, condition (financial or otherwise), operations, performance or properties taken as a whole. Our lenders have not notified us of any indication that a material adverse effect exists at May 3, 2008 or that a material adverse change has occurred. We believe that no material adverse change has occurred and we believe that we will continue to borrow on the line of credit subject to its terms and conditions of availability in order to fund our operations over the term of the revolving credit facility which expires in June 2012. We do not anticipate any changes in our business practices that would result in any determination that there has been a material adverse effect in our operations, business, properties, assets, liabilities, condition or prospects. However, we cannot be certain that our lenders will not make such a determination in the future.

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

Our business requires substantial liquidity in order to finance inventory purchases, the employment of sales personnel for the peak holiday period, mailings of catalogs and other advertising costs for the holiday buying season and other similar advance expenses. As described above, we currently have in place a revolving credit facility that provides for an overall commitment of $190.0 million (which may be increased by an additional $75 million, but such increase is subject to a number of terms and conditions, including agreement of lenders to participate in the increased loan commitments under the facility and the availability of sufficient borrowing base collateral to support increased loan amounts). Over the past several years, we have entered into modifications, amendments and restatements of this revolving credit facility, primarily to address changes in the requirements applicable to us under the revolving credit facility documents.

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

Our business is highly dependent on the purchase of merchandise inventory directly from vendors located abroad. For example, in fiscal 2007, we purchased more than half of our merchandise directly from vendors located abroad. As an importer, our future success will depend in large measure upon our ability to maintain our existing foreign supplier relationships and to develop new ones. While we rely on our long-term relationships with our foreign vendors, we have no long-term contracts with them. Additionally, many of our imported products are subject to existing duties, tariffs and quotas that may limit the quantity of some types of goods which we may import into the United States of America. Our dependence on foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution centers located in the United States of America, changes in import duties, tariffs and quotas, loss of “most favored nation” trading status by the United States of America in relation to a particular foreign country, work stoppages including without limitation as a result of events such as longshoremen strikes, transportation and other delays in shipments including without limitation as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States of America, freight cost increases, economic uncertainties, including inflation, foreign government regulations, and political unrest and trade restrictions, including the United States of America retaliating against protectionist foreign trade practices. Furthermore, some or all of our foreign vendors’ operations may be adversely affected by political, financial or other instabilities that are particular to their home countries, including without limitation local acts of terrorism or economic, environmental or health and welfare-related crises, which may in turn result in limitations or temporary or permanent halts to their operations, restrictions on the transfer of goods or funds and/or other trade disruptions. If any of these or other factors were to render the conduct of business in particular countries undesirable or impractical, our financial condition and results of operations could be materially adversely affected.

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

We purchase a substantial portion of our inventory from foreign suppliers who source their raw materials in currencies other than the U.S. dollar. We have not historically hedged our currency risk and we do not currently anticipate doing so in the future. Recent weakness in the dollar as well as other factors such as increases in transportation costs may have an impact on the cost of merchandise that we source from abroad, such as by increasing the prices that we must pay to purchase and transport merchandise from our overseas suppliers which may in turn increase our cost of goods sold and our selling, general and administrative expenses. If we are unable to pass such cost increases on to our customers or the higher cost of the products results in decreased consumption, our gross margins, and ultimately earnings, would decrease.

Rapid growth in our direct-to-customer business may not be sustained and may not generate a corresponding increase in profits to our business.

Our direct-to-customer business generally continues to grow. For example, in fiscal year 2007, revenue through our direct-to-customer channel grew by 44% as compared to the prior fiscal year. Increased activity in our direct-to-customer business could result in material changes in our operating costs, including increased merchandise inventory costs and costs for paper and postage associated with the distribution and shipping of catalogs and products. Although we intend to attempt to mitigate the impact of these increases by improving sales revenue and efficiencies, we cannot assure you that we will succeed in mitigating expenses with increased efficiency or that cost increases associated with our direct-to-customer business will not have an adverse effect on the profitability of our business. Additionally, while we currently outsource to a third party the fulfillment of our direct-to-customer division, including customer service and non-furniture distribution, the third party may not have the capacity to accommodate our growth. This lack of capacity may result in delayed customer orders and deficiencies in customer service, both of which may adversely affect our reputation, cause us to lose sales revenue and limit or counter recent growth in our direct-to-customer business.

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

Management concluded that as of February 2, 2008, we had not maintained effective internal control over financial reporting because of a material weakness in the operation of controls for monitoring and oversight over the preparation of a significant accounting estimate. A material weakness led us to incorrectly report the amount of indirect costs capitalized into inventory for the first three quarters of fiscal year 2007. As a result, we restated our financial statements for the first three quarters of fiscal 2007. In addition, management has concluded that as May 3, 2008, we had not maintained effective disclosure controls and procedures as a result of the same material weakness in the operation of controls for monitoring and oversight over the preparation of a significant accounting estimate.

Although, as disclosed in Part I, Item 4 in this Quarterly Report on Form 10-Q, we are adopting measures to remediate the material weakness related to the operation of controls for monitoring and oversight over the preparing of a significant estimate, there can be no assurance that our remedial efforts will be effective, nor can there be any assurances that additional material weaknesses will not be identified in the future. We will continue to incur significant expense and management burdens associated with these remediation efforts. Any failure to remedy a material weakness or other deficiency in our internal controls, or any additional errors in our financial reporting, whether or not resulting from a failure to remedy our identified material weakness that resulted in the current restatement, or other identified deficiencies, would have a material adverse effect on our business and results of operations and could have a substantial adverse impact on the trading price of our common stock.

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

We are subject to the risk of inventory loss and theft, including from both failure to properly track inventory as well as specific instances of fraud or theft. We have experienced these losses in the past, including in recent periods. We cannot assure you that incidences of inventory loss and theft will decrease in the future or that the security measures we have taken in the past will effectively address the problem of inventory theft. If we were to experience higher rates of inventory shrinkage or incur increased security costs to combat inventory theft, our financial condition could be affected adversely.

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

Restoration Hardware, Inc.

Date: June 3, 2008	By:	/s/ GARY G. FRIEDMAN
Gary G. Friedman Chairman, President and Chief Executive Officer

	By:	/s/ CHRIS NEWMAN
Chris Newman Chief Financial Officer (Principal Financial Officer)

	By:	/s/ VIVIAN MACDONALD
Vivian Macdonald Vice President, Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT	DOCUMENT DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer